Form 10-Q
period 1996-03-31
TF FINANCIAL CORP
filed 1996-05-15
CIK 921051

SECURITIES & AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM lO-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March  31, 1996

                                      OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission file number 0-24168

                           TF FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)



          Delaware                                     74-2705050
State or other jurisdiction of              (I.R.S. employer identification no.)
of incorporation organization)

3 Penns Trail, Newtown, Pennsylvania                                     18940
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         215-579-4000

                                      N/A
              Former name, former address and former fiscal year,
                         if changed since last report.

                    Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date May 10, 1996

          Class                                            Outstanding
$.10 par value common stock                              4,523,386 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                      INDEX


                                                                       Page
                                                                      Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item    1.      Financial Statements                                    1
Item    2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7

PART II- OTHER INFORMATION

Item    1.      Legal Proceedings                                      13
Item    2.      Changes in Securities                                  13
Item    3.      Defaults upon Senior Securities                        13
Item    4.      Submission of Matters to a Vote of Security Holders    13
Item    5.      Other Information                                      13
Item    6.      Exhibits and Reports on Form 8-K                       13

SIGNATURES



                       TF FINANCIAL CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (dollars in thousands)
                                                                                March 31,    December 31,
               ASSETS                                                             1996          1995
Cash and cash equivalents .................................................   $  27,893    $  27,032
Certificates of deposit in other financial institutions ...................       4,021        4,221
Investment securities available for sale - at market value ................       8,051       15,044
Investment securities held to maturity (market value of....................   $  22,982    $  23,880
   respectively, for the periods shown) ...................................      23,075       23,640
Mortgage-backed securities available for sale - at market value............      22,976       29,640
Mortgage-backed securities held to maturity (market value of $131,199
   and $139,260 respectively, for the periods shown) ......................     131,582      137,841
Loans receivable, net......................................................     285,991      238,275
Federal Home Loan Bank Stock - at cost ....................................       4,918        3,668
Accrued interest receivable ...............................................       3,276        3,430
Real estate acquired through foreclosure, net .............................         111          129
Premises and equipment, net ...............................................       6,445        6,555
Other assets ..............................................................         857          883
                                                                              ---------    ---------
               Total Assets ...............................................   $ 519,196    $ 490,358
                                                                              =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits ...............................................................   $ 337,992    $ 337,069
   Advances from the Federal Home Loan Bank ...............................      98,359       73,359
   Advances from borrowers for taxes and insurance ........................       1,877        1,980
   Accrued interest payable ...............................................       3,489        1,763
   Other liabilities ......................................................       3,181        2,855
                                                                              ---------    ---------
               Total Liabilities ..........................................     444,898      417,026
                                                                              ---------    ---------

Commitments and contingencies .............................................        --           --

Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued .....................................................        --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
      5,290,000 issued; 4,172,679 and 4,164,942
      outstanding, respectively, for the periods shown ....................         529          529
   Additional paid-in capital .............................................      51,511       51,475
   Net unrealized (loss) gain on investment securities available for sale .        (221)         137
   Unearned ESOP shares (341,403 and 349,181 shares,
      respectively, for the periods shown) - at cost ......................      (3,414)      (3,491)
   Shares acquired by MSBP ................................................      (1,623)      (1,731)
   Treasury stock (766,589 and 766,589 shares respectively, for the
       periods shown) - at cost ...........................................     (11,116)     (11,116)
   Retained earnings ......................................................      38,632       37,529
                                                                              ---------    ---------
               Total Stockholders' Equity .................................      74,298       73,332
                                                                              ---------    ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $519,196    $ 490,358
                                                                               ========    =========

See notes to consolidated financial statement

                         TF FINANCIAL CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                           (in thousands, except per share data)


                                                                     For Three Months
                                                                      Ended March 31,
                                                                       1996     1995

Interest income
   Loans ..........................................................   $5,280   $2,360
   Mortgage-backed securities .....................................    2,769    3,062
   Investment securities ..........................................      632    1,106
   Interest bearing deposits and other ............................      309      565
                                                                       ------  ------
    TOTAL INTEREST INCOME .........................................    8,990    7,093
Interest expense
   Deposits .......................................................    3,178    3,202
   Borrowings .....................................................    1,404        0
                                                                      ------   ------
    TOTAL INTEREST EXPENSE ........................................    4,582    3,202
    NET INTEREST INCOME ...........................................    4,408    3,891
Provision for loan losses .........................................       30       15
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ............    4,378    3,876
Non-interest income
   Gain on sale of real estate acquired through foreclosure .......      114        4
   Gain (loss) on sale of investment securities ...................      223        0
   Service fees, charges and other operating income ...............      354      242
                                                                      ------   ------
          TOTAL NON-INTEREST INCOME ...............................      691      246
Non-interest expense
   Employee compensation and benefits .............................    1,423    1,280
   Occupancy and equipment ........................................      350      321
   Federal deposit insurance premium ..............................      196      201
   Data processing ................................................      119      114
   Professional fees ..............................................      124       90
   Provision for losses on real estate acquired through foreclosure        0        2
   Advertising ....................................................       75       71
   Other operating ................................................      459      325
                                                                      ------   ------
    TOTAL NON-INTEREST EXPENSE ....................................    2,746    2,404
        INCOME BEFORE INCOME TAXES ................................    2,323    1,718
Income taxes ......................................................      929      709
                                                                      ------   ------
   NET INCOME .....................................................   $1,394   $1,009
                                                                      ======   ======

Per share data
   Earnings per share .............................................      .32      .21
Weighted average number of shares outstanding .....................    4,297    4,873




See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...............................................................  $  1,394   $  1,009
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of:
      Purchased loan servicing rights ....................................         0          0
      Deferred loan origination fees .....................................       (34)       (56)
      Premiums and discounts on investment securities. net................        (8)       (18)
      Premiums and discounts on mortgage-backed securities and
      loans. net .........................................................        14         36
   Provision for loan losses and provision for losses on real estate......        30         17
   Depreciation of premises and equipment ................................       132        126
   Recognition of ESOP and MSBP expenses .................................       220        217
   Gain on sale of investment securities .................................      (223)         0
   Gain on sale of real estate acquired through foreclosure...............      (114)        (4)
   Decrease (increase) in
      Accrued interest receivable ........................................       153        313
      Other assets .......................................................      (273)      (255)
   Increase (decrease) in
      Accrued interest payable ...........................................     1,726      2,076
      Other liabilities ..................................................       533        (67)
                                                                            --------   --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..........................     3,550      3,394

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal payments on loans. net....................   (12,606)     2,515
Purchases of loans .......................................................   (35,158)         0
Purchases and maturities of certificates of deposit in other
   financial institutions. net ...........................................       200        341
Purchases of investment securities held to maturity.......................    (3,724)        (0)
Proceeds from maturities of investment securities held to maturity........     4,297      2,101
Proceeds from maturities of investment securities available for sale......     7,000      8,169
Principal repayments from maturities of mortgage-backed securities-
   held to maturity ......................................................     6,224      5,394
Principal repayments from maturities of mortgage-backed securities-
   available for sale ....................................................     1,041          0
Proceeds from the sale of mortgage-backed securities......................     5,338          0
Purchases and redemptions of Federal Home Loan Bank Stock. net............    (1,250)      (468)
Proceeds from sales of real estate acquired through foreclosure...........       439         81
Purchase of premises and equipment .......................................       (22)       (51)
                                                                            --------   --------
       NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES...............   (28,221)    18,082



See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN THOUSANDS)



                                                                              For the Three Months
                                                                                Ended March 31,
                                                                                1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/NOW accounts,
  passbook savings accounts and certificates of deposit                      $    923    $ (9,537)
Advances (repayments) of advances from Federal Home Loan Bank.............     25,000           0
Net (decrease) increase in advances from borrowers for taxes
   and insurance .........................................................       (103)       (738)
Purchase of treasury stock ...............................................         (0)     (2,387)
Common stock cash dividend ...............................................       (288)       (242)

   NET CASH (USED IN) PRODUCED BY FINANCING ACTIVITIES....................     25,532     (12,904)

   NET INCREASE  IN CASH AND CASH EQUIVALENTS ............................        861       8,572

Cash and cash equivalents at beginning of period..........................     27,032      42,376

Cash and cash equivalents at end of period ...............................   $ 27,893    $ 50,948
                                                                             --------    --------

Supplemental disclosure of cash flow information
   Cash paid for
      Interest on deposits and advances ..................................   $  2,856    $  1,126
      Income taxes .......................................................   $    296    $    478
   Non-cash transactions
      Transfers from loans to real estate acquired through foreclosure       $     32    $      0


See notes to consolidated financial statement

                  TF FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of December 31, 1995 and as of and for the three month periods ended March 31, 1996 and 1995 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE 3 - IMPAIRED LOANS

      On  January  1, 1995 the  Savings  Bank  adopted  Statement  of  Financial
      Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable: SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

      The Savings Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and cash payments received are applied to reduce principal to the extent necessary to eliminate any doubt as to the ultimate collectibility of principal either in whole or in part.

      Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. An allowance for credit losses has been established for all loans identified as impaired. The recorded investment in impaired loans and the valuation for credit losses are as follows:

                                                      March 31, 1996
                                                      (in thousands)


Principal amount of impaired loans                     $      240
Accrued interest .................                             --
Deferred loan costs ..............                             --
     Subtotal ....................                     $      240
                                                       ----------
Less valuation allowance .........                             36
     Total .......................                     $      204
                                                       ==========

                                      5

       The average recorded investment in impaired loans during the quarter ended March 31, 1996 was $253,000. Total cash collected on impaired loans during the quarter ended March 31, 1996 was $54,000 of which $24,000 was credited to the principal balance outstanding on such loans and $30,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $2,000. Interest income recognized during the quarter was $30,000.

NOTE 4 - CONTINGENCIES

      The Corporation, from time to time, is a party to routine litigation, which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

      A petition for resettlement has been filed by the Savings Bank protesting assessment of certain prior years' Pennsylvania Mutual Thrift Institutions Tax. Management believes that the resolution of this liability, if any, would not have a material adverse effect on the Corporation's financial position or results of operations.


NOTE 5 - CONVERSION FROM MUTUAL SAVINGS AND LOAN ASSOCIATION TO STOCK SAVINGS BANK AND FORMATION OF SAVINGS AND LOAN HOLDING
         COMPANY

       On July 13, 1994 Third Federal Savings and Loan Association consummated its conversion from a federally chartered mutual savings and loan association to a stock savings bank pursuant to a Plan of Conversion (the "Conversion ) via the issuance of common stock. In connection with the Conversion, the Corporation sold 5,290,000 shares of common stock which, after giving effect to offering expenses of $1.2 million, resulted in net proceeds of $51.7 million. Pursuant to the Conversion, the Savings Bank transferred all of its outstanding shares to a newly organized holding company, TF Financial Corporation, in exchange for 50% of net proceeds.

       Upon consummation of the Conversion, the preexisting liquidation rights of the depositors of the Savings Bank were unchanged. Specifically, such rights were retained and will be accounted for by the Savings Bank for the benefit of such depositors in proportion to their liquidation interests as of the Eligibility Record Date.

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Corporation's total assets at March 31, 1996 and December 31, 1995 totaled $519.2 million and $490.4 million, respectively, an increase of $28.8 million or 5.9% for the three month period. This increase was primarily as a result of the $47.7 million or 20.0% increase in loans receivable which was offset by decreases in mortgage-backed securities and investment securities. This asset growth was primarily funded by the $25.0 million increase in Federal Home Loan Bank advances supplemented by increases in total savings deposits at March 31, 1996 of $.9 million or .2% to $338.0 million as compared to savings deposits of $337.1 million as of December 31, 1995.

Other interest earning assets (cash and cash equivalents) totaled $27.9 million at March 31, 1996 which represents an increase of $.8 million or 3.2% as compared with December 31, 1995. Other earning assets remained level throughout the period since amortized payments, as well as the maturities, of investment securities, mortgage-backed securities and loans were reinvested in equivalent investments.

Investment securities at March 31, 1996, totaled $31.1 million, which represents a decrease of $7.6 million or 19.5% as compared to December 31, 1995. The decrease is primarily due to the use of maturing securities to fund increases in loans receivable as an alternative to borrowing money.

Mortgage-backed securities totaled $154.6 million at March 31, 1996 as compared to $167.5 million at December 31, 1995. This decrease of $12.9 million or 7.7% is attributed mainly to management's decision to increase liquidity to insure the availability of funds for anticipated future increases in mortgage lending.

Other assets, inclusive of prepaid expenses, at March 31, 1996, totaled $857,000, which represents a decrease of $26,000 or 2.9% as compared to December 31, 1995. This decrease is comprised primarily of the decrease in accounts receivable due the Savings Bank.

Total consolidated stockholders' equity of the Corporation increased $1.0 million to $74.3 million or 14.3% of total assets at March 31, 1996, from $73.3 million or 14.9% of total assets at December 31, 1995, primarily due to the addition of $1.4 million of net income for the period, partially offset by the payment of $288,000 in dividends to shareholders coupled with the net unrealized loss on investment securities available for sale of $221,000 at March 31, 1996.

During the first quarter of 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 and 118 (SFAS 114 & 118) "Accounting by Creditors for Impairment of a Loan" which generally applies to all loans including loans that are restructured as a troubled debt restructuring involving a modification of terms. The adoption of SFAS 114 & 118 was mandated by the Statement of Financial Accounting Standards Board. According to SFAS 114 and 118, impairment of a loan occurs when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements.

The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans may be measured for impairment based upon the fair value of the collateral. The accounting of SFAS 114 and 118 did not have a material impact on the financial position or results of operations of the Corporation during the three month period ended March 31, 1996.

Average Balance Sheet

       The following tables set forth information relating to the Corporation's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are computed by dividing income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.



                                                                         For Three Months Ended March 31,
                                                                     1996 (4)                           1995(4)


(Dollars in thousands)                                  Average                  Average     Average                Average
                                                        Balance      Interest   Yield/Cost   Balance    Interest   Yield/Cost

Assets:
Interest earning assets:
  Loans receivable, net .............................   $280,911    $  5,280       7.52%    $112,068   $  2,360      8.42%
  Mortgage-backed securities ........................    159,029       2,769       6.96%     177,719      3,062      6.89%
  Investment securities .............................     41,850         632       6.04%      74,049      1,106      5.97%
  Other interest-earning assets(1) ..................     24,401         309       5.07%      48,826        565      4.63%
                                                        --------    --------                           --------
     Total interest-earning assets ...................  $506,191    $  8,990       7.10%    $412,662   $  7,093      6.88%
                                                        ========    ========                ========   ========
Non interest-earning assets .........................      9,338                              12,049
                                                        --------                            --------
    Total assets ....................................   $515,529                            $424,711
                                                        ========                            ========


Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits ................................   $335,155    $  3,178       3.79%    $339,520   $  3,202      3.77%
    Borrowed money ..................................     98,359       1,404       5.71%           0          0       N/A
                                                        --------    --------                           --------
      Total interest-bearing liabilities ............   $433,514    $  4,582       4.23%    $339,520   $  3,202      3.77%
                                                        ========    ========                ========   ========
Non interest-bearing liabilities ....................      7,978                               5,229
      Total liabilities .............................    441,492                             344,749
Stockholders' equity ................................     74,037                              79,962
      Total liabilities and stockholders' equity        $515,529                            $424,711
                                                        ========                            ========

 Net interest income .................................              $  4,408                           $  3,891
                                                                    ========                           ========
 Interest rate spread (2) ............................                             2.87%                             3.11%
Net yield on interest-earning assets (3) ............                              3.48%                             3.77%
Ratio of average interest-earning assets to average
  interest-bearing liabilities ......................                               117%                              121%


- ----------------------------------------

(1)    Includes interest-bearing deposits in other banks.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4)    Ratios have been annualized where applicable.

                                           8

RESULTS OF OPERATIONS

Net Income. The Corporation recorded net income of $1.4 million for the three months ended March 31, 1996 as compared to net income of $1.0 million for the three months ended March 31, 1995. Earnings for the three months ended March 31, 1996 represent an increase of $.4 million compared to earnings reported for the same period in 1994. The increase in earnings for this period is attributable to an increase in core earnings in conjunction with gains associated with the sale of real estate and investment securities. Net interest income before provisions for loan losses was $4.4 million for the three month periods ended March 31, 1996 as compared to $3.9 for the same period in 1995. For these same periods, total interest expense was $4.6 million and $3.2 million, respectively. Non-interest income was $691,000 and $246,000, respectively, for these same periods. The increase in non-interest income was attributed to the gains associated with the sale of the real estate and investment securities previously mentioned. Operating expenses (non-interest expense) were $2.7 million and $2.4 million for the three month periods.

Total Interest Income. Total interest income increased by $1.9 million or 26.7% to $9.0 million for the three months ended March 31, 1996, from $7.1 million for the three months ended March 31, 1995 due primarily to increases in the average balance of loans receivable and increases in the average yield on mortgage-backed securities, investment securities and other interest earning assets offset somewhat by decreases in the average balances of investment securities and other interest earning assets. The average balance of loans receivable increased 150.7% to $280.9 million from $112.1 million for the three months ended March 31, 1996 and 1995, respectively. Interest attributable to loans receivable increased $2.9 million or 123.7% to $5.3 million from $2.4 million for these same periods. Interest on mortgage-backed securities decreased $293,000 (9.6%) primarily as a result of principal repayment combined with the sale of $5.2 million of these securities. The average yield on mortgage-backed securities increased to 6.96% for the three month period ended March 31, 1996 compared to 6.89% for the similar period in 1995 while the average balance of mortgage-backed securities declined by $18.7 million when comparing these two periods. Interest on investment securities declined by $474,000 for the three month period ended March 31, 1996 as compared to the similar period in 1995 as a result of declining balances due to maturities. Interest on other interest earning assets declined by $256,000 for the three month period ended March 31, 1996 compared to the similar period ended March 31, 1995 primarily as a result of the average balance declining by $24.4 million to $24.4 million at March 31, 1996. The increases in the average balances of loans receivable and the decreases in the average balances of mortgage-backed securities, investment securities and other interest earning assets are a result of management's decision to increase mortgage lending.

Total Interest Expense. Total interest expense increased to $4.6 million for the three month period ended March 31, 1996 from $3.2 million at March 31, 1995. This increase in total interest expense is a result of the increases in the average balance of Federal Home Loan Bank advances. The cost of borrowed money has increased in the quarter ended March 31, 1996 as a result of the increase of the average outstanding borrowings from $0 in Federal Home Loan Bank advances at March 31, 1995 to $98.4 million at March 31, 1996. The average balance of total interest bearing liabilities increased to $433.5 million during the three months ended March 31, 1996 from $339.5 million during the three months ended March 31, 1995 as a result of an increase in Federal Home Loan Bank borrowings to $98.4 million at March 31, 1996.

Net Interest Income. Net interest income for the three month period ended March 31, 1996 increased by $517,000 or 13.3% to $4.4 million from $3.9 million for the same period in 1995. This increase is primarily due to the increase in interest earning assets offset by the increase to interest earning liabilities. The average balances of interest-earning assets increased to $506.2 million for the three months ended March 31, 1996 from $412.6 million for the similar period in 1995. During these same periods, the average balances on interest-bearing liabilities increased to $433.5 million from $339.5 million. The cost of interest-bearing liabilities increased from 3.77% to 4.23% while the yield on interest-earning assets increased from 6.88% to 7.10% for the three month periods ended March 31, 1995 and 1996 respectively.

Allowance for Loan Losses. The allowance for loan losses remained relatively stable at March 31, 1996 and March 31, 1995 at approximately $1.5 million. Such totals correlate to non-performing loans of $1.6 million at March 31, 1996 and $1.8 million at March 31, 1995. The increase in the allowance for loan losses of $28,000 resulted from the addition of $87,000 to the provision for loan losses and the deduction of $59,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $30,000 for the three months ended March 31, 1996. At March 31, 1996, the allowance for loan losses was 94.9% of non-performing loans as compared to 89.6% of non-performing loans at March 31, 1995. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased to $691,000 for the three month period ended March 31, 1996 from $246,000 for the similar period in 1995. This increase can be attributed to the increase in the net gain on the sale of real estate acquired through foreclosure of $110,000 in conjunction with the net gain on the sale of investment securities totalling $223,000. The remainder of the increase can be attributed to an increase of $112,000 in service fee income, which was a result of increased loan origination activity during the period.

Non-interest Expense. Total non-interest expense has increased by $342,000 to $2.7 million for the three months ended March 31, 1996 as compared to $2.4 million for the similar period in 1995. This increase is primarily attributed to the $143,000 increase in employee compensation and benefits, the $29,000 increase in occupancy and equipment expenses, the $34,000 increase in professional fees and the $134,000 increase in other operating costs. The increases in compensation and benefit costs were primarily as a result of increases to staffing necessary to support increased lending activity, coupled with salary increases resulting from annual performance reviews. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes.) The increase in other operating expenses are due to increases in the costs associated with current lending activities.

Income Tax Expense. Income taxes increased by $220,000 to $929,000 for the three month period ended March 31, 1996, from $709,000 for the three months ended March 31, 1995. The primary reason for this increase was the increase in net income before taxes to $2.3 million from $1.7 million for the three month periods ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

Under current Office of Thrift Supervision (OTS) regulations, the Savings Bank must have core capital equal to 3% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital, excluding goodwill and certain other intangible assets. The OTS has proposed amending its regulations in such a manner that would increase the core capital requirements for most thrift institutions from 3% to 4% or 5%, depending upon the institutions financial condition and other factors. Although the final form of the regulation cannot be foreseen, if adopted as proposed, the Savings Bank would expect its core capital requirements to increase to at least 4%.

On March 31, 1996, the Savings Bank was in compliance with its three regulatory capital requirements as follows:


                                                    Amount       Percent
                                                    (dollars in thousands)

Tangible capital .............                      $56,859      10.9%
Tangible capital requirement .                        7,796       1.5
                                                    -------     -----
Excess over requirement ......                      $49,063       9.4%
                                                    =======     =====

Core capital .................                      $56,859      10.9%
Core capital requirement .....                       15,592       3.0
                                                    -------     -----
Excess over requirement ......                      $41,267       7.9%
                                                    =======     =====

Risk based capital ...........                      $58,372     26.07%
Risk based capital requirement                       17,909       8.0
                                                    -------     -----
Excess over requirement ......                      $40,463     16.07%
                                                    =======     =====


Management believes that under current regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Savings Bank, such as increased interest rates or a downturn in the economy in areas in which the Savings Bank operates, could adversely affect future earnings and as a result, the ability of the Savings Bank to meet its future minimum capital requirements.

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage backed principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of March 31, 1996, such borrowed funds total $98.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 12.9% and 23.2% at March 31, 1996 and 1995, respectively, and its short term liquidity was 9.2% and 16.1%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 1997 is approximately $77.5 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At March 31, 1996, the Savings Bank had outstanding commitments to originate loans of $19.2 million. Also outstanding at March 31, 1996 were commitments to purchase $6.0 million of loans from correspondents. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At March 31, 1996, the Savings Bank had outstanding commitments to sell loans of $782,000.

Recent Developments - Disparity in Insurance Premiums

Due to a disparity in the capitalization of federal deposit insurance funds, effective September 30, 1995, the Federal Deposit Insurance Corporation ("FDIC") lowered the insurance premium for members of the Bank Insurance Fund ("BIF") to a range of between 0.04% and 0.31% of deposits while maintaining the current range of between 0.23% and 0.31% of deposits for members of the Savings Association Insurance Fund ("SAIF"). In November 1995, the FDIC again lowered BIF premiums further whereby most BIF insured institutions would pay only the statutory minimum of $2,000 annually. These reductions in insurance premiums for BIF members could place SAIF members, including Third Federal, and as a result, the Corporation at a material competitive disadvantage to BIF members which could have a material adverse effect on the results of operations and financial condition of the Savings Bank in future periods.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed with one plan being introduced in the United State Congress which would require all SAIF member institutions, including the Bank, to pay a one-time fee of up to 0.85% on the amount of deposits held, on a date to be determined, by the member institution to complete the recapitalization of the SAIF. If this proposal is enacted by Congress, based on deposit balances as of March 31, 1995, for example, management estimates that an 0.85% assessment would result in a pre-tax expense of $2.9 million and $1.8 million after tax. Management is unable to predict whether this proposal or any similar proposal will be enacted or whether future SAIF premiums will be reduced to a level equal to that of BIF premiums.

                         TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                          PART II


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at March 31, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        None

                  (b)   Reports on Form 8-K

                        None

                      TF FINANCIAL CORPORATION AND SUBSIDIARIES


                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TF FINANCIAL CORPORATION




Date:  May 10, 1996            By:  /s/ John R. Stranford
                                    John R. Stranford
                                    President and CEO
                                    (Principal Executive Officer)


Date:  May 10, 1996            By:  /s/ William C. Niemczura
                                    William C. Niemczura
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)