Form 10-Q
period 1996-06-30
TF FINANCIAL CORP
filed 1996-08-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM lO-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                         Commission file number      0-24168

                           TF FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


        Delaware                                        74-2705050
State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                  identification number)


3 Penns Trail, Newtown, Pennsylvania                           18940
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         215-579-4000

                                      N/A
              Former name, former address and former fiscal year,
                         if changed since last report.

                    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.             Yes X    No _____


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date August 10, 1996

       Class                                           Outstanding
$.10 par value common stock                          4,297,386 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                      INDEX


                                                                       Page
                                                                      Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item    1.      Unaudited Consolidated Financial Statements              1
Item    2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7

PART II- OTHER INFORMATION

Item    1.      Legal Proceedings                                        15
Item    2.      Changes in Securities                                    15
Item    3.      Defaults upon Senior Securities                          15
Item    4.      Submission of Matters to a Vote of Security Holders      15
Item    5.      Other Materially Important Events                        15
Item    6.      Exhibits and Reports on Form 8-K                         15

SIGNATURES

                       TF FINANCIAL CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (dollars in thousands)
                                                          June 30,  December 31,
               ASSETS                                       1996       1995
                                                         ---------  -----------

Cash and cash equivalents                                $  24,850    $27,032
Certificates of deposit in other financial
 institutions                                                3,421      4,221
Investment securities available for sale - at
 market value                                                8,076     15,044
Investment securities held to maturity (market
 value of $19,741 and  $23,880 respectively,
 for the periods shown)                                     19,905     23,640
Mortgage-backed  securities  available for sale
 - at market  value                                         21,882     29,640
Mortgage-backed securities held to maturity
 (market value of $126,064 and $139,260 respectively,
 for the periods shown)                                    128,613    137,841
Loans receivable, net                                      306,224    238,275
Federal Home Loan Bank Stock - at cost                       5,168      3,668
Accrued interest receivable                                  3,308      3,430
Real estate acquired through foreclosure, net                  108        129
Premises and equipment, net                                  6,353      6,555
Other assets                                                 1,002        883
                                                           -------    -------
         Total Assets                                     $528,910   $490,358
                                                           =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                               $341,872   $337,069
   Advances from the Federal Home Loan Bank                103,359     73,359
   Advances from borrowers for taxes and insurance           2,836      1,980
   Accrued interest payable                                  2,171      1,763
   Other liabilities                                         3,550      2,855
                                                           -------    -------
               Total Liabilities                           453,788    417,026
                                                           -------    -------

Commitments and contingencies                                    -          -
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares
    authorized and none issued                                   -          -
   Common stock, $0.10 par value; 10,000,000 shares
    authorized, 5,290,000 issued; 4,180,379, 4,164,942
    shares outstanding at June 30, 1996 and December 31,
    1995, net of treasury shares of 766,598 and 766,598
    respectively.                                              529        529
   Additional paid-in capital                               51,545     51,475
   Net unrealized (loss) gain on investment securities
    available for sale                                        (384)       137
   Unearned ESOP shares (333,678 and 349,161 shares
    respectively, for the periods shown) - at cost          (3,337)    (3,491)
   Shares acquired by MSBP                                  (1,515)    (1,731)
   Treasury stock - at cost                                (11,116)   (11,116)
   Retained earnings                                        39,400     37,529
                                                           -------    -------

         Total Stockholders' Equity                         75,122     73,332
                                                           -------    -------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $528,910   $490,358
                                                           =======    =======

See notes to consolidated financial statement



                         TF FINANCIAL CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                           (in thousands, except per share data)


                                                         For Six Months           For Quarter
                                                         Ended June 30,          Ended June 30,
                                                         ---------------        ----------------
                                                         1996       1995        1996        1995
                                                         ----       ----        ----        ----
Interest income
   Loans                                              $ 10,902    $ 4,790     $ 5,622    $ 2,430
   Mortgage-backed securities                            5,366      6,026       2,597      2,964
   Investment securities                                 1,228      2,112         596      1,006
   Interest bearing deposits and other                     577      1,258         268        693
                                                        ------     ------       -----      -----
    TOTAL INTEREST INCOME                               18,073     14,186       9,083      7,093
Interest expense
   Deposits                                              6,397      6,578       3,219      3,376
   Borrowings                                            2,923         46       1,519         46
                                                        ------     ------       -----      -----
   TOTAL INTEREST EXPENSE                                9,320      6,624       4,738      3,422
   NET INTEREST INCOME                                   8,753      7,562       4,345      3,671
Provision for loan losses                                   90         30          60         15
                                                        ------     ------       -----      -----
   NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                          8,663      7,532       4,285      3,656
Non-interest income
   Gain on sale of real estate acquired
    through foreclosure                                    114          5          0           1
   Gain (loss) on sale of mortgage-backed
    securities                                             223          0           0          0
   Gain (loss) on sale of loans                              7          0           7          0
   Service fees, charges and other operating
    income                                                 650        493         296        251
                                                        ------     ------       -----      -----
          TOTAL NON-INTEREST INCOME                        994        498         303        252
Non-interest expense
   Employee compensation and benefits                    2,806      2,553       1,383      1,272
   Occupancy and equipment                                 657        670         307        349
   Federal deposit insurance premium                       390        400         194        200
   Data processing                                         237        222         118        108
   Professional fees                                       277        184         153         94
   Provision for losses on real estate acquired
    through foreclosure                                      3          2           3          0
   Advertising                                             155        142          80         71
   Other operating                                         878        641         419        316
                                                        ------     ------       -----      -----
   TOTAL NON-INTEREST EXPENSE                            5,403      4,814       2,657      2,410
        INCOME BEFORE INCOME TAXES                       4,254      3,216       1,931      1,498
Income taxes                                             1,758      1,308         829        599
                                                        ------     ------       -----      -----
   NET INCOME                                         $  2,496    $ 1,908     $ 1,102    $   899
                                                        ======     ======       =====      =====

Per share data
   Earnings per share                                      .58        .40         .26        .19
Weighted average number of shares outstanding            4,301      4,785       4,304      4,702




See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                          For the Six Months
                                                             Ended June 30
                                                          -------------------
                                                           1996         1995
                                                          -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  2,496    $  1,908
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees                         (87)        (69)
      Premiums and discounts on investment
        securities, net                                      (12)        (23)
      Premiums and discounts on mortgage-backed
        securities and loans, net                             88          65
   Provision for loan losses and provision for
    losses on real estate                                     93          32
   Depreciation of premises and equipment                    271         159
   Recognition of ESOP and MSBP expenses                     440         480
   Gain (loss) on sale of mortgage-backed securities
    - available for sale                                    (223)          0
   Gain on sale of real estate acquired through
    foreclosure                                             (114)         (5)
   Decrease (increase) in
     Accrued interest receivable                             122         224
     Other assets                                           (415)       (193)
   Increase (decrease) in
     Accrued interest payable                                408         572
     Other liabilities                                       986        (236)
                                                         -------     -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES              4,053       2,914

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal payments on loans,
  net                                                    (22,347)    (14,816)
Purchases of loans                                       (46,690)          0
Proceeds from loan sales                                   1,008           0
Purchases and maturities of certificates of deposit
 in other financial institutions, net                        800      (5,109)
Purchases of investment securities held to maturity       (3,724)     (4,202)
Purchase of mortgage-backed securities - held to
 maturity                                                 (4,882)          0
Proceeds from maturities of investment securities
 held to maturity                                          7,464      12,000
Proceeds from maturities of investment securities
 available for sale                                        7,000       7,000
Principal repayments from maturities of mortgage-
 backed securities - held to maturity                     14,044       9,917
Principal repayments from maturities of mortgage-
 backed securitie - available for sale                     1,851           0
Proceeds from the sale of mortgage-backed securities       5,338           0
Proceeds from the sale of investment securities
 available for sale                                            0       3,783
Purchases and redemptions of Federal Home Loan Bank
 Stock, net                                               (1,500)       (468)
Proceeds from sales of real estate acquired through
 foreclosure                                                 439         100
Purchase of premises and equipment                           (69)        (53)
                                                         -------     -------
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                          (41,268)      8,152



See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN THOUSANDS)







                                                            For the Six Months
                                                              Ended June 30
                                                            -------------------
                                                            1996           1995
                                                            ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/NOW
 accounts, passbook savings accounts and
 certificates of deposit                                   $ 4,803     $ (6,932)
Advances from Federal Home Loan Bank - net                  30,000       10,000
Net (decrease) increase in advances from borrowers
 for taxes and insurance                                       856         (181)
Purchase of treasury stock                                      (0)      (3,273)
Common stock cash dividend                                    (626)        (475)

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      35,033         (861)

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,182)      10,205

Cash and cash equivalents at beginning of period            27,032       42,376

Cash and cash equivalents at end of period                 $24,850      $52,581
                                                            ------       ------

Supplemental disclosure of cash flow information
   Cash paid for
      Interest on deposits and advances                    $ 8,192      $ 6,052
      Income taxes                                         $ 1,330      $   993
   Non-cash transactions
      Transfers from loans to real estate acquired
       through foreclosure                                 $    32      $    23













See notes to consolidated financial statement

                  TF FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of December 31, 1995 and as of and for the three and six month periods ended June 30, 1996 and 1995 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporations Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE 3 - IMPAIRED LOANS

     On January 1, 1995 the corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable: SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

     The Savings Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans, and cash payments received are applied to reduce principal to the extent necessary to eliminate any doubt as to the ultimate collectibility of principal either in whole or in part.

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate, or by valuing the underlying collateral. An allowance for credit losses has been established for all loans identified as impaired. The recorded investment in impaired loans and the valuation for credit losses are as follows:

                        (in thousands)                 June 30 1996
                                                       ------------

      Principal amount of impaired loans                 $     313
      Accrued interest                                           -
      Deferred loan costs                                        -
           Subtotal                                      $     313
                                                          --------
      Less valuation allowance                                  47
           Total                                         $     266
                                                          ========


       The average recorded investment in impaired loans during the quarter ended June 30, 1996 was $310,000. Total cash collected on impaired loans during the quarter ended June 30, 1996 was $157,000 of which $155,000 was credited to the principal balance outstanding on such loans and $2,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $7,000. Interest income recognized during the quarter was $2,000.

NOTE 4 -  CONTINGENCIES

      The Corporation, from time to time, is a party to routine litigation, which arise in the normal course of business. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

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

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Corporation's total assets at June 30, 1996 and December 31, 1995 totaled $528.9 million and $490.4 million, respectively, an increase of $38.5 million or 7.9% for the six month period. This increase was primarily as a result of the $67.9 million or 28.5% increase in loans receivable which was partially offset by decreases in mortgage-backed securities and investment securities. This asset growth was primarily funded by the $30.0 million increase in Federal Home Loan Bank advances coupled with repayments of mortgage-backed securities and maturities of investment securities, supplemented by increases in total savings deposits at June 30, 1996 of $4.8 million or 1.4% to $341.9 million as compared to savings deposits of $337.1 million as of December 31, 1995.

Other interest earning assets (cash and cash equivalents) totaled $24.9 million at June 30, 1996 which represents a decrease of $2.2 million or 8.1% as compared with December 31, 1995. Other earning assets remained level throughout the period since amortized payments, as well as the maturities, of investment securities, mortgage-backed securities and loans were reinvested in equivalent investments.

Investment securities at June 30, 1996, totaled $28.0 million, which represents a decrease of $10.7 million or 27.7% as compared to December 31, 1995. The decrease is primarily due to the use of maturing securities to fund increases in loans receivable as an alternative to borrowing money.

Mortgage-backed securities totaled $150.5 million at June 30, 1996 as compared to $167.5 million at December 31, 1995. This decrease of $17.0 million or 10.1% is attributed mainly to management's decision to increase liquidity to insure the availability of funds for current and anticipated future increases in mortgage lending.

Other assets, inclusive of prepaid expenses, at June 30 1996, totaled $1.0 million, which represents an increase of $119,000 or 13.5% as compared to December 31, 1995. This increase is comprised primarily of an increase in accounts receivable due the Savings Bank.

Total consolidated stockholders' equity of the Corporation increased $1.8 million to $75.1 million or 14.2% of total assets at June 30, 1996, from $73.3 million or 15.0% of total assets at December 31, 1995, primarily due to the addition of $2.5 million of net income for the period ended June 30, 1996, partially offset by the payment of $626,000 in dividends to shareholders coupled with the net unrealized loss on investment securities available for sale of $384,000 at June 30, 1996.

On June 21, 1996 the Corporation announced its intent to repurchase up to 5% of its outstanding common stock in the open market. The repurchase was completed on July 8, 1996, with a total of 226,000 shares, approximately 5% of outstanding common shares, repurchased at a total cost of $3.3 million. Total stockholders' equity of $75.1 million reported at June 30, 1996, does not reflect the cost of the repurchase as the repurchase commenced, and was completed, after the end of the reporting period.

On January 1,1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 and 118 (SFAS 114 & 118) "Accounting by Creditors for Impairment of a Loan" which generally applies to all loans including loans that are restructured as a troubled debt restructuring involving a modification of terms. The adoption of SFAS 114 & 118 was mandated by the Statement of Financial Accounting Standards Board. According to SFAS 114 and 118, impairment of a loan occurs when it is probable that the Savings Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements.

The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans may be measured for impairment based upon the fair value of the collateral. The accounting of SFAS 114 and 118 did not have a material impact on the financial position or results of operations of the Corporation during the three or six month period ended June 30, 1996.

Average Balance Sheet

       The following tables set forth information relating to the Corporation's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are computed by dividing income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively for the periods indicated.



                                                    For Three Months Ended June 30
                                    ---------------------------------------------------------------
                                              1996 (4)                         1995(4)
                                    ----------------------------- ---------------------------------


(Dollars in thousands)              Average             Average     Average               Average
                                    Balance   Interest Yield/Cost   Balance    Interest  Yield/Cost
                                    -------   -------- ----------   ---------  --------  ----------

Assets:
Interest earning assets:
  Loans receivable, net...........  $299,397  $ 5,622     7.51%      $119,693   $ 2,430      8.12%
  Mortgage-backed securities......   153,381    2,597     6.77%       172,586     2,964      6.87%
  Investment securities...........    38,143      596     6.25%        70,669     1,006      5.69%
  Other interest-earning assets(1)    26,288      268     4.08%        50,207       693      5.52%
                                     -------    -----                 -------     -----
    Total interest-earning assets.  $517,209   $9,083     7.02%      $413,155    $7,093      6.87%
                                     =======    =====                 =======     =====
Non interest-earning assets.......     9,281                           12,125
                                     -------                          -------
    Total assets..................  $526,490                         $425,280
                                     =======                          =======

Liabilities and Stockholders'
 Equity:
  Interest-bearing liabilities:
    Savings deposits..............  $338,511   $3,219     3.80%      $336,819    $3,376      4.01%
    Borrowed money................   103,359    1,519     5.88%         3,333        46      5.52%
                                     -------    -----                 -------     -----

      Total interest-bearing
       liabilities................  $441,870   $4,738     4.29%      $340,152    $3,422      4.02%
                                     =======    =====                 =======     =====
Non interest-bearing liabilities..     9,745                            6,422
      Total liabilities...........   451,615                          346,574
Stockholders' equity..............    74,875                           78,706
      Total liabilities and
       stockholders' equity.......  $526,490                         $425,280
                                     =======                          =======
Net interest income...............             $4,345                            $3,671
                                                =====                             =====
Interest rate spread (2)..........                        2.73%                              2.85%
Net yield on interest-earning
 assets (3).......................                        3.36%                              3.55%
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities......................                         117%                               121%


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




Average Balance Sheet  (continued)



                                                        For Six Months Ended June 30
                                        -------------------------------------------------------------
                                                  1996 (4)                        1995(4)
                                        -----------------------------  ------------------------------


(Dollars in thousands)                  Average              Average    Average              Average
                                        Balance   Interest  Yield/Cost  Balance   Interest  Yield/Cost
                                        --------  --------  ----------  -------   --------  ----------

Assets:
Interest earning assets:
  Loans receivable, net...............  $290,154  $ 10,902     7.51%   $115,881   $ 4,790     8.27%
  Mortgage-backed securities..........   156,205     5,366     6.87%    175,153     6,026     6.88%
  Investment securities...............    39,997     1,228     6.14%     72,359     2,112     5.84%
  Other interest-earning assets(1)....    25,344       577     4.55%     48,397     1,258     5.20%
                                         -------    ------              -------    ------
    Total interest-earning assets.....  $511,700   $18,073     7.06%   $411,790   $14,186     6.89%
                                         =======    ======              =======    ======
Non interest-earning assets...........     9,310                         13,206
                                         -------                        -------
    Total assets......................  $521,010                       $424,996
                                         =======                        =======

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits..................  $336,833   $ 6,397     3.80%   $338,170   $ 6,578     3.89%
    Borrowed money....................   100,859     2,923     5.80%      1,667        46     5.52%
                                         -------    ------              -------     -----
      Total interest-bearing
       liabilities:                     $437,692   $ 9,320     4.26%   $339,837    $6,624     3.90%
                                         =======     =====              =======     =====
Non interest-bearing liabilities......     8,861                          5,825
      Total liabilities...............   446,553                        345,662
Stockholders' equity..................    74,457                         79,334
      Total liabilities and
       stockholders' equity...........  $521,010                       $424,996
                                         =======                        =======
Net interest income...................              $8,753                         $7,562
                                                    ======                          =====
Interest rate spread (2)..............                         2.80%                          2.99%
Net yield on interest-earning assets (3)                       3.42%                          3.67%
Ratio of average interest-earning assets
 to average interest-bearing liabilities                        117%                           121%


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

RESULTS OF OPERATIONS

Net Income. The Corporation recorded net income of $1.1 million for the three months ended June 30, 1996 as compared to net income of $.9 million for the three months ended June 30, 1995. Earnings for the three months ended June 30, 1996 represent an increase of $.2 million compared to earnings reported for the same period in 1995. The increase in earnings for this period is attributable to an increase in core earnings. Net interest income before provisions for loan losses was $4.3 million for the three month periods ended June 30, 1996 as compared to $3.7 million for the same period in 1995. For these same periods, total interest expense was $4.7 million and $3.4 million, respectively. Non-interest income was $303,000 and $252,000, respectively, for these same periods. Operating expenses (non-interest expense) were $2.7 million and $2.4 million for the three month periods ending June 30, 1996 and June 30, 1995, respectively.

Net Income of $2.5 million for the six months ended June 30, 1996 showed a $588,000 increase over net income of $1.9 million for the six months ended June 30, 1995. The increase in earnings for this period is attributable to an increase in core earnings in conjunction with gains associated with the sale of real estate and investment securities. Net interest income before provisions for loan losses was $8.8 million for the six month period ended June 30, 1996 as compared to $7.6 million for the same period in 1995. For these same periods, total interest expense was $9.3 million and $6.6 million, respectively. Non-interest income was $994,000 and $498,000, respectively for these same periods. The increase in non-interest income was attributed to the gains associated with the sale of the real estate and investment securities previously mentioned. Operating expenses (non-interest expense) were $5.4 million and $4.8 million for the six month periods ending June 30, 1996 and June 30, 1995, respectively.

Total Interest Income. Total interest income increased by $2.0 million or 28.1% to $9.1 million for the three months ended June 30, 1996, from $7.1 million for the three months ended June 30, 1995 due primarily to increases in the average balance of loans receivable offset somewhat by decreases in the average balances of investment securities, mortgage backed securities and other interest earning assets. The average balance of loans receivable increased 150.1% to $299.4 million from $119.7 million for the three months ended June 30, 1996 and 1995, respectively. Interest attributable to loans receivable increased $3.2 million or 131.4% to $5.6 million from $2.4 million for these same periods. This increase is primarily attributed to the increase in the average balance of loans receivable partially offset by a decrease in the average yield on loans receivable from 8.12% for the period end June 30, 1995, to 7.51% for the period ending June 30, 1996. Interest on mortgage-backed securities decreased $367,000 (12.4%) primarily as a result of principal repayment of these securities. The average yield on mortgage-backed securities decreased to 6.77% for the three month period ended June 30, 1996 compared to 6.87% for the similar period in 1995 while the average balance of mortgage-backed securities declined by $19.2 million when comparing these two periods. Interest on investment securities declined by $410,000 for the three month period ended June 30, 1996 as compared to the similar period in 1995 as a result of declining balances due to maturities. Interest on other interest earning assets declined by $425,000 for the three month period ended June 30, 1996 compared to the similar period ended June 30, 1995 primarily as a result of the average balance declining by $23.9 million to $26.2 million, coupled with a decrease in the average yield to 4.08% at June 30, 1996 from 5.52% at June 30, 1995. The increases in the average balances of loans receivable and the decreases in the average balances of mortgage-backed securities, investment securities and other interest earning assets are a result of management's decision to increase mortgage lending.

For the six months ended June 30, 1996, total interest income increased to $18.1 million from $14.2 million for the six months ended June 30, 1995. This increase of $3.9 million, or 27.4%, is due primarily to the increase in income on loans receivable, somewhat offset by the decrease in income on mortgage-backed securities, investment securities and other interest earning assets. Interest on loans receivable increased by $6.1 million, or 127.6%, to $10.9 million at June 30, 1996, from $4.8 million at June 30, 1995. During the same time periods the average balance of loans receivable increased by $174.3 to $290.2 million from $115.9 million. Interest on mortgage-backed securities decreased $660,000 (11.0%) from June 30, 1995 to June 30, 1996, primarily as a result of principal repayment of these securities. The average yield on mortgage-backed securities decreased to 6.87% for the six month period ended June 30, 1996 compared to 6.88% for the similar period in 1995 while the average balance of mortgage-backed securities declined by $18.9 million when comparing these two periods. Interest on investment securities declined by $884,000 for the six month period ended June 30, 1996 as compared to the similar period in 1995 as a result of declining balances due to maturities. Interest on other interest earning assets declined by $681,000 for the six month period ended June 30, 1996 compared to the similar period ended June 30, 1995 primarily as a result of the average balance declining by $23.1 million to $25.3 million, coupled with a decrease in the average yield to 4.55% at June 30, 1996 from 5.20% at June 30, 1995. The increases in the average balances of loans receivable and the decreases in the average balances of mortgage-backed securities, investment securities and other interest earning assets are a result of management's decision to increase mortgage lending.

Total Interest Expense. Total interest expense increased to $4.7 million for the three month period ended June 30, 1996 from $3.4 million at June 30, 1995. This increase in total interest expense is a result of the increases in the average balance of Federal Home Loan Bank advances. Federal Home Loan Bank advances increased from $3.3 million at June 30, 1995 to $103.4 million at June 30, 1996. The average balance of total interest bearing liabilities increased to $441.9 million during the three months ended June 30, 1996 from $340.2 million during the three months ended June 30, 1995 as a result of the increase in Federal Home Loan Bank borrowings.

Total interest expense of $9.3 million increased $2.7 million for the six month period ended June 30, 1996 compared to $6.6 million for the six months ended June 30, 1995. This increase in total interest expense is a result of the increases in the average balance of Federal Home Loan Bank advances. The average balance of total interest bearing liabilities increased to $437.7 million during the six months ended June 30, 1996 from $339.8 million during the six months ended June 30, 1995 as a result of the increase in Federal Home Loan Bank borrowings.

Net Interest Income. Net interest income for the three month period ended June 30, 1996 increased by $674,000 or 18.3% to $4.4 million from $3.7 million for the same period in 1995. This increase is primarily due to the increase in interest earning assets offset by the increase to interest bearing liabilities. The average balances of interest-earning assets increased to $517.2 million for the three months ended June 30, 1996 from $413.1 million for the similar period in 1995. During these same periods, the average balances on interest-bearing liabilities increased to $441.8 million from $340.1 million. The cost of interest-bearing liabilities increased from 4.02% to 4.29% while the yield on interest-earning assets increased from 6.87% to 7.02% for the three month periods ended June 30, 1995 and 1996 respectively.

Net interest income for the six month period ended June 30, 1996 increased by $1.2 million or 15.8% to $8.8 million from $7.6 million for the same period in 1995. This increase is primarily due to the increase in interest earning assets partially offset by the increase to interest earning liabilities. The average balances of interest-earning assets increased to $511.7 million for the six months ended June 30, 1996 from $411.8 million for the similar period in 1995. During these same periods, the average balances on interest-bearing liabilities increased to $437.7 million from $339.8 million. The cost of interest-bearing liabilities increased from 3.90% to 4.26% while the yield on interest-earning assets increased from 6.89% to 7.06% for the six month periods ended June 30, 1995 and 1996 respectively.

Allowance for Loan Losses. The allowance for loan losses remained stable at June 30, 1996 and June 30, 1995 at approximately $1.6 and $1.5 million respectively. Such totals correlate to non-performing loans of $2.0 million at June 30, 1996 and $1.8 million at June 30, 1995. The increase in the allowance for loan losses of $107,000 resulted from the addition of $132,000 to the provision for loan losses and the deduction of $25,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $60,000 for the three months ended June 30, 1996. At June 30, 1996, the allowance for loan losses was 79.4% of non-performing loans as compared to 79.9% of non-performing loans at June 30, 1995. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased to $303,000 for the three months ended June 30, 1996 from $252,000 for the same period in 1995. This increase can be attributed to the increase in service fee income, which was a result of increased loan origination activity during the period.

Total non-interest income increased to $994,000 for the six month period ended June 30, 1996 from $498,000 for the similar period in 1995. This increase can be attributed to the increase in the net gain on the sale of real estate acquired through foreclosure of $114,000 in conjunction with the net gain on the sale of investment securities totalling $223,000. The remainder of the increase can be attributed to an increase of $157,000 in service fee income, which was a result of increased loan origination activity during the period.

Non-interest Expense. Total non-interest expense increased by $247,000 to $2.7 million for the three months ended June 30, 1996 as compared to $2.4 million for the similar period in 1995. This increase is primarily attributed to the $111,000 increase in employee compensation and benefits, the $59,000 increase in professional fees and the $103,000 increase in other operating costs. The increases in compensation and benefit costs were primarily as a result of increases to staffing necessary to support increased lending activity, coupled with salary increases resulting from annual performance reviews. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). The increase in other operating expenses are due to increases in the costs associated with current lending activities.

Total non-interest expense has increased to $5.4 million for the six months ended June 30, 1996 as compared to $4.8 million for the similar period in 1995. This increase of $589,000 is primarily attributable to a $253,000 increase in employee compensation and benefits, the $93,000 increase in professional fees and the $237,000 increase in other operating costs. The increases in compensation and benefit costs were primarily as a result of increases to staffing necessary to support increased lending activity, coupled with salary increases resulting from annual performance reviews. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). The increase in other operating expenses are due to increases in the costs associated with current lending activities.


Income Tax Expense. Income taxes increased by $230,000 to $829,000 for the three month period ended June 30, 1996, from $599,000 for the three months ended June 30, 1995. The primary reason for this increase was the increase in net income before taxes to $1.9 million from $1.5 million for the three month periods ended June 30, 1996 and 1995, respectively.

For the six month period ended June 30, 1996, income taxes increased to $1.8 million from $1.3 million for the six months ended June 30, 1995. This increase of $450,000 is primarily attributed to the increase in net income before taxes to $4.3 million from $3.2 million for the six month periods ended June 30, 1996 and 1995, respectively.

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

On June 30, 1996, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                                      Amount           Percent
                                                       (dollars in thousands)
Tangible capital                                    $58,137             11.0%
Tangible capital requirement                          7,949              1.5
                                                     ------            -----
Excess over requirement                             $50,188              9.5%
                                                     ======            =====

Core capital                                        $58,137             11.0%
Core capital requirement                             15,898              3.0
                                                     ------            -----
Excess over requirement                             $42,239              8.0%
                                                     ======            =====

Risk based capital                                  $59,703            25.61%
Risk based capital requirement                       18,652              8.0
                                                     ------            -----
Excess over requirement                             $41,051            17.61%
                                                     ======            =====


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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage backed principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of June 30, 1996, such borrowed funds total $103.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 12.34% and 24.4% at June 30, 1996 and 1995, respectively, and its short term liquidity was 8.32% and 18.0%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30 1997, is approximately $78.3 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At June 30, 1996, the Savings Bank had outstanding commitments to originate loans of $10.8 million. Also outstanding at June 30, 1996 were commitments to purchase $9.9 million of loans from correspondents along with commitments to purchase $4.9 million of mortgage-backed securities. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At June 30, 1996, the Savings Bank had outstanding commitments to sell loans of $1.8 million.

Recent Developments - Disparity in Insurance Premiums

Due to a disparity in the capitalization of federal deposit insurance funds, effective September 30, 1995, the Federal Deposit Insurance Corporation ("FDIC") lowered the insurance premium for members of the Bank Insurance Fund ("BIF") to a range of between 0.04% and 0.31% of deposits while maintaining the current range of between 0.23% and 0.31% of deposits for members of the Savings Association Insurance Fund ("SAIF"). In November 1995, the FDIC again lowered BIF premiums further whereby most BIF insured institutions would pay only the statutory minimum of $2,000 annually. These reductions in insurance premiums for BIF members could place SAIF members, including the Savings Bank at a material competitive disadvantage to BIF members which could have a material adverse effect on the results of operations and financial condition of the Savings Bank, and the competition, in future periods.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed with one plan being introduced in the United State Congress which would require all SAIF member institutions, including the Bank, to pay a one-time fee of up to 0.85% on the amount of deposits held, on a date to be determined, by the member institution to complete the recapitalization of the SAIF. If this proposal is enacted by Congress, based on deposit balances as of June 30, 1996, for example, management estimates that an 0.85% assessment would result in a pre-tax expense of $2.9 million and $1.8 million after tax. Management is unable to predict whether this proposal or any similar proposal will be enacted or whether future SAIF premiums will be reduced to a level equal to that of BIF premiums.

On August 2, 1996 U. S. Congress passed the Small Business Job Protection Act of 1996. If signed by the President and enacted into law, this bill would, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988, will be taxed over a six year period beginning in 1997. Institutions can delay theses taxes for two years if they meet a residential-lending test. At June 30, 1996, the Savings Bank had $326,000 of post 1987 bad-debt reserves. If this bill were to become law as currently drafted, it is not expected to have a material adverse effect on the financial condition or results of operations of the Corporation taken as a whole.

                         TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                          PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at June 30, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  On June 7, 1996 the Savings Bank announced that it had entered into a branch purchase and deposit assumption agreement with Cenlar Federal Savings Bank of Trenton, New Jersey to acquire three branch offices and their related deposits. The branch offices are located in Ewing, Hamilton Square and Princeton, New Jersey and have combined deposits of approximately $143 million. The transaction is expected to close in the latter half of September 1996 and currently is awaiting final regulatory approvals.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        None

                  (b)   Reports on Form 8-K

                  (i) The Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") dated June 7, 1996, to report that the Savings Bank had entered into a Branch Purchase and Deposit Assumption Agreement to acquire three branch offices and $143 million of deposits from Cenlar Federal Savings Bank, Trenton, New Jersey.

                  (ii) The Corporation filed a Current Report on Form 8-K with the SEC dated June 21, 1996, to report the issuance of a press release announcing the Corporation's intent to repurchase up to 5% of its outstanding common stock in the open market.

                  (iii) The Corporation filed a Current Report on Form 8-K with the SEC dated July 8, 1996, to report the repurchase in the open market of 226,000 shares of the Corporation's common stock totalling approximately 5% of its outstanding shares.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TF FINANCIAL CORPORATION



Date:      August 10, 1996      By: /s/ John R. Stranford
                                    John R. Stranford
                                    President and CEO
                                    (Principal Executive Officer)



Date:      August 10, 1996      By: /s/ William C. Niemczura
                                    William C. Niemczura
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)