Form 10-Q
period 1996-09-30
TF FINANCIAL CORP
filed 1996-11-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM lO-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September  30, 1996
                                      ----------------------------

                                      OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                         Commission file number      0-24168
                                                   -----------

                            TF FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                     74-2705050
----------------------------                       --------------
State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                   identification no.)


3 Penns Trail, Newtown, Pennsylvania                    18940
----------------------------------------              ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code         215-579-4000
                                                         ---------------

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes X No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares  outstanding of each of the issuer's classes
of common stock as of the latest practicable date     November 12, 1996
                                                      -----------------

        Class                                           Outstanding
---------------------------                           ----------------
$.10 par value common stock                           4,297,386 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED September 30, 1996


                                      INDEX



                                                                                 Page
                                                                                Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item    1.      Unaudited Consolidated Financial Statements and Notes Thereto     1
Item    2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               7

PART II- OTHER INFORMATION

Item    1.      Legal Proceedings                                                14
Item    2.      Changes in Securities                                            14
Item    3.      Defaults upon Senior Securities                                  14
Item    4.      Submission of Matters to a Vote of Security Holders              14
Item    5.      Other Materially Important Events                                14
Item    6.      Exhibits and Reports on Form 8-K                                 14

SIGNATURES

                       TF FINANCIAL CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (dollars in thousands)



                                                                               September 30,  December 31,
               ASSETS                                                               1996          1995
                                                                               -------------  ------------
Cash and cash equivalents                                                       $ 116,311    $  27,032
Certificates of deposit in other financial institutions                             4,218        4,221
Investment securities available for sale - at market value                         15,139       15,044
Investment securities held to maturity (market value of $22,583 and
   $23,880 respectively, for the periods shown)                                    22,884       23,640
   respectively, for the periods shown)
Mortgage-backed  securities  available for sale - at market  valueb                26,281       29,640
Mortgage-backed securities held to maturity (market value of $154,101 and
    $139,260 respectively, for the periods shown)                                 156,400      137,841
Loans receivable, net                                                             293,587      238,275
Federal Home Loan Bank Stock - at cost                                              5,918        3,668
Accrued interest receivable                                                         3,550        3,430
Real estate acquired through foreclosure, net                                         351          129
Goodwill/Core deposit intangible                                                    9,476
Premises and equipment, net                                                         7,734        6,555
Other assets                                                                        1,243          883
                                                                                  -------      -------
               Total Assets                                                     $ 663,092    $ 490,358
                                                                                  =======      =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                     $ 476,419    $ 337,069
   Advances from the Federal Home Loan Bank                                       103,359       73,359
   Advances from borrowers for taxes and insurance                                  1,670        1,980
   Accrued interest payable                                                         4,094        1,763
   Other liabilities                                                                5,853        2,855
                                                                                  -------      -------
               Total Liabilities                                                  591,395      417,026
                                                                                  -------      -------


Commitments and contingencies                                                          --           --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                                  --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 4,297,386 and 4,164,942 shares outstanding at September 30, 1996 and December 31, 1995, net of treasury shares of
       992,614 and 766,589 respectively                                               529          529
   Additional paid-in capital                                                      51,597       51,475
   Net unrealized (loss) gain on investment securities available for sale            (165)         137
   Unearned ESOP shares (326,018 and 349,161 shares
       respectively, for the periods shown) - at cost                              (3,259)      (3,491)
   Shares acquired by MSBP                                                         (1,424)      (1,731)
   Treasury stock - at cost                                                       (14,456)     (11,116)
   Retained earnings                                                               38,875       37,529
                                                                                  -------      -------

               Total Stockholders' Equity                                          71,697       73,332
                                                                                  -------      -------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 663,092    $ 490,358
                                                                                  =======      =======

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)



                                                                      For Three Months     For Nine Months
                                                                     Ended September 30,  Ended September 30,
                                                                     -------------------  -------------------
                                                                        1996       1995      1996      1995
                                                                        ----       ----      ----      ----

Interest income
   Loans                                                              $ 6,117    $ 2,874  $ 17,019   $ 7,664
   Mortgage-backed securities                                           2,629      2,938     7,995     8,964
   Investment securities                                                  612        978     1,840     3,090
   Interest bearing deposits and other                                    353        635       930     1,893
                                                                        -----      -----    ------    ------
    TOTAL INTEREST INCOME                                               9,711      7,425    27,784    21,611
Interest expense
   Deposits                                                             3,495      3,340     9,892    10,008
   Borrowings                                                           1,614        227     4,537       273
                                                                        -----      -----    ------    ------
    TOTAL INTEREST EXPENSE                                              5,109      3,657    14,429    10,281
   NET INTEREST INCOME                                                  4,602      3,768    13,355    11,330
Provision for loan losses                                                 120         21       210        51
                                                                        -----      -----    ------    ------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  4,482      3,747    13,145    11,279
Non-interest income
   Gain on sale of real estate acquired through foreclosure                 0         77       114        82
   Gain (loss) on sale of investment and mortgage-backed securities         0         16       223        16
   Gain (loss) on sale of loans                                            30          0        37         0
   Service fees, charges and other operating income                       266        259       916       752
                                                                        -----      -----    ------    ------
          TOTAL NON-INTEREST INCOME                                       296        352     1,290       850
Non-interest expense
   Employee compensation and benefits                                   1,455      1,326     4,261     3,879
   Occupancy and equipment                                                339        351       996     1,021
   Federal deposit insurance premium                                    2,418        195     2,808       595
   Data processing                                                        123        106       360       328
   Professional fees                                                      160        117       437       301
   Provision for losses on real estate acquired through foreclosure         0          0         3         2
   Advertising                                                             75         63       230       205
                                                                        -----      -----    ------    ------
   Other operating                                                        519        398     1,397     1,039
  TOTAL NON-INTEREST EXPENSE                                            5,089      2,556    10,492     7,370
        INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)                       (311)     1,543     3,943     4,759
Income tax expense (benefit)                                             (102)       594     1,656     1,902
                                                                        -----      -----    ------    ------
   NET INCOME (LOSS)                                                  $  (209)    $  949  $  2,287   $ 2,857
                                                                        =====      =====    ======    ======

Per share data
   Earnings (Loss) per share                                             (.05)       .20       .54       .60
Weighted average number of shares outstanding                           4,243      4,735     4,243     4,735



See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                   For the Nine Months
                                                                                   Ended September 30
                                                                                   -------------------
                                                                                    1996         1995
                                                                                    -----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                        $  2,287    $  2,857
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of:
      Mortgage loan servicing rights                                                     2           0
      Deferred loan origination fees                                                  (151)        (95)
      Premiums and discounts on investment securities. net                             (18)        (24)
      Premiums and discounts on mortgage-backed securities and
      loans. net                                                                        59         152
   Provision for loan losses and provision for losses on real estate                   213          46
   Depreciation of premises and equipment                                              397         377
   Recognition of ESOP and MSBP expenses                                               660         783
   (Gain)/Loss on sale of mortgage-backed securities - available for sale             (223)        (16)
   (Gain)/Loss on sale of real estate acquired through foreclosure                    (114)        (82)
   (Gain)/Loss on sale of mortgage loans                                               (37)
   Decrease (increase) in
      Accrued interest receivable                                                     (120)        421
      Other assets                                                                    (666)       (308)
   Increase (decrease) in
      Accrued interest payable                                                       2,332       2,806
      Other liabilities                                                              3,226         428
                                                                                   -------     -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     7,847       7,345

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal payments on loans. net                             (31,807)    (13,079)
Purchases of loans                                                                 (62,205)    (28,493)
Proceeds from loan sales                                                            10,566           0
Purchases and maturities of certificates of deposit in other
   financial institutions. net                                                           3      (5,314)
Purchases of investment securities - available for sale                             (8,976)          0
Purchases of mortgage-backed securities - available for sale                        (4,943)          0
Purchases of investment securities held to maturity                                 (7,708)    (18,548)
Purchase of mortgage-backed securities - held to maturity                          (11,626)          0
Proceeds from maturities of investment securities held to maturity                   8,432      17,029
Proceeds from maturities of investment securities available for sale                 9,000      19,000
Principal repayments from maturities of mortgage-backed securities-
   held to maturity                                                                 20,836      17,426
Principal repayments from maturities of mortgage-backed securities-
   available for sale                                                                2,627           0
Proceeds from the sale of mortgage-backed securities - available for sale            5,338           0
Proceeds from the sale of investment securities - available for sale                     0       4,054
Purchases and redemptions of Federal Home Loan Bank Stock. net                      (2,250)       (468)
Proceeds from sales of real estate acquired through foreclosure                        439         214
Premium paid for deposit liabilities                                                (9,476)          0
Purchase of premises and equipment                                                  (1,576)       (344)
                                                                                   -------     -------
       NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                        (83,326)     (8,523)



See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                                     For the Nine Months
                                                                                      Ended September 30,
                                                                                    ----------------------
                                                                                      1996          1995
                                                                                      ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net  increase  (decrease)  in demand  deposits/NOW  accounts,
   passbook  savings accounts and certificates of deposit                           $139,350     $ (7,748)
Advances from Federal Home Loan Bank - net                                            30,000       23,359
Net (decrease) increase in advances from borrowers for taxes
   and insurance                                                                        (310)        (584)
Purchase of treasury stock                                                            (3,340)      (7,341)
Common stock cash dividend                                                              (942)        (798)

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               164,758        6,888

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               89,279        5,710

Cash and cash equivalents at beginning of period                                      27,032       42,376

Cash and cash equivalents at end of period                                         $ 116,311    $  48,086
                                                                                     -------      -------

Supplemental disclosure of cash flow information
   Cash paid for
      Interest on deposits and advances                                            $  12,098    $   7,476
      Income taxes                                                                 $   1,578    $   1,028
   Non-cash transactions
      Transfers from loans to real estate acquired through foreclosure             $     275    $      23
      Securitization of mortgage loans held for investment                         $  27,854    $       0



See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of September 30, 1996, December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate, or by valuing the underlying collateral. An allowance for credit losses has been established for all loans identified as impaired. The recorded investment in impaired loans and the valuation for credit losses are as follows:

                        (in thousands)                     September 30, 1996
                                                           ------------------
      Principal amount of impaired loans                       $     604
      Accrued interest                                                 -
      Deferred loan costs                                              -
           Subtotal                                            $     604
                                                                  ------
      Less valuation allowance                                       128
           Total                                               $     476
                                                                  ======

       The average recorded investment in impaired loans during the quarter ended September 30, 1996 was $631,000. Total cash collected on impaired loans during the quarter ended September 30, 1996 was $85,000 of which $72,000 was credited to the principal balance outstanding on such loans and $13,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $13,000. Interest income recognized during the quarter was $13,000.

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

NOTE 6 -ACQUISITIONS

       On September 20, 1996, the Savings Bank acquired three Mercer County, New Jersey offices and related deposits of Cenlar Federal Savings Bank. The Savings Bank assumed $137.6 million in deposits in exchange for $126.5 million in cash. This transaction added a core deposit intangible of $2.9 million and goodwill of $6.6 million.

       The core deposit intangible acquired is being amortized on an accelerated basis over 10 years pursuant to a core deposit study. The goodwill acquired is being amortized on a straight line basis over 15 years.

NOTE 7 - SPECIAL DEPOSIT INSURANCE ASSESSMENT

       On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("the Act") was enacted. The Act calls for a special assessment on Savings Association Insurance Fund (" SAIF") - assessable deposits to capitalize the Savings Association Insurance Fund. The Company recorded an expense of $2.2 million and a liability in the same amount. The assessment amounted to .657 of SAIF - assessable deposits as of March 31, 1995.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Corporation's total assets at September 30, 1996 and December 31, 1995 totaled $663.1 million and $490.4 million, respectively, an increase of $172.7 million or 35.2% for the nine month period. This increase was primarily as a result of the $89.3 million or 330.3% increase in cash and cash equivalents along with the $55.3 million or 23.2% increase in loans receivable coupled with the $15.2 million or 9.1% increase in mortgage-backed securities for the nine month period ended September 30, 1996. This asset growth was primarily funded by the increase in total savings deposits at September 30, 1996 of $139.4 million or 41.3% to $476.4 million as compared to savings deposits of $337.1 million as of December 31, 1995 coupled with the $30.0 million increase in Federal Home Loan Bank advances. The increase in deposits was primarily the result of the acquisition of $137.6 million in deposit balances. The increase in deposit balances, coupled with the reinvestment of normal cashflows, funded the increase in cash and cash equivalents, loans receivable and mortgage-backed securities. The deposit acquisition also contributed to the increase in assets for the period with the addition of $9.5 million in goodwill/core deposit intangible.

The increase in loans receivable of $55.3 million or 23.2% to $923.6 million at September 30, 1996 from $238.3 million at December 31, 1995 was primarily the result of the origination of $64.9 million in mortgage loans coupled with the purchase of $61.6 million in mortgage loans, partially offset by the sale of $39.1 million in mortgage loans coupled with the normal repayment of mortgage loans.

The increase in mortgage-backed securities of $15.2 million or 9.2% to $182.7 million at September 30, 1996 from $167.5 million at December 31, 1995 was primarily the result of the securitization of $27.9 million in mortgage loans which was partially offset by principal repayments from maturities along with the sale of the mortgage-backed securities.

Investment securities at September 30, 1996, totaled $38.0 million, which represents a decrease of $.7 million or 1.7% as compared to December 31, 1995.

Federal Home Loan Bank stock totalled $5.9 million at September 30, 1996 as compared to $3.7 million at December 31, 1995. This increase of $2.3 million or 61.3% was the result of the purchase of Federal Home Bank stock required to support the $30 million or 40.1% increase in Federal Home Loan Bank borrowings to $103.4 million at September 30, 1996, from $73.4 million at December 31, 1995.

Other assets, inclusive of prepaid expenses, at September 30 1996, totaled $1.2 million, which represents an increase of $360,000 or 40.7% as compared to December 31, 1995. This increase is comprised primarily of an increase in accounts receivable due the Savings Bank.

Total consolidated stockholders' equity of the Corporation decreased $1.6 million to $71.7 million at September 30, 1996 from $73.3 million at December 31, 1995. The 2.2% decrease is primarily attributed to the repurchase of 226,000 shares of the Corporation's outstanding common stock in the open market, at a total cost of $3.3 million coupled with the payment of $942,000 in dividends to shareholders, partially offset by the addition of $2.3 million of net income for the period. The decrease in total consolidated stockholders' equity coupled with the increase of $172.7 million in total assets resulted in a decrease in consolidated stockholders' equity as a percentage of total assets to 10.8% at September 30, 1996 from 15.0 % at December 31, 1995.

On January 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 and 118 (SFAS 114 & 118) "Accounting by Creditors for Impairment of a Loan" which generally applies to all loans including loans that are restructured as a troubled debt restructuring involving a modification of terms. The adoption of SFAS 114 & 118 was mandated by the Statement of Financial Accounting Standards Board. According to SFAS 114 and 118, impairment of a loan occurs when it is probable that the Savings Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements.

The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans may be measured for impairment based upon the fair value of the collateral. The accounting of SFAS 114 and 118 did not have a material impact on the financial position or results of operations of the Corporation during the three or nine month period ended September 30, 1996.

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



                                                                      For Three Months Ended September 30
                                         ------------------------------------------------------------------------------------
                                                        1996 (4)                                      1995(4)
                                         ----------------------------------------     ---------------------------------------


(Dollars in thousands)                   Average                      Average         Average                       Average
                                         Balance       Interest     Yield/Cost        Balance        Interest      Yield/Cost
                                         -------       --------     ----------        -------        --------      ----------
Assets:
Interest earning assets:
  Loans receivable, net...............   $308,985      $ 6,117         7.92%         $145,598        $ 2,874          7.90%
  Mortgage-backed securities..........    162,134        2,629         6.49%          173,299          2,938          6.78%
  Investment securities...............     39,533          612         6.19%           65,214            978          6.00%
  Other interest-earning assets(1)....     51,955          353         2.72%           48,453            635          5.24%
                                          -------        -----         ----           -------          -----          ----
    Total interest-earning assets.....   $562,607      $ 9,711         6.90%         $432,564        $ 7,425          6.87%
                                          =======        =====         ====           =======          =====
Non interest-earning assets...........     13,118                                       9,166
                                          -------                                     -------
    Total assets......................   $575,725                                    $441,730
                                          =======                                     =======

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits..................   $386,945       $3,495         3.61%         $339,268        $ 3,430          4.04%
    Borrowed money....................    106,692        1,614         6.05%           17,786            227          5.11%
                                          -------        -----         ----           -------          -----          ----
    Total interest-bearing liabilities   $493,637       $5,109         4.14%         $357,054         $3,657          4.10%
                                          =======        =====         ====           =======
Non interest-bearing liabilities......     10,034                                       6,442
      Total liabilities...............    503,671                                     363,496
Stockholders' equity..................     72,054                                      78,234
                                          -------                                     -------

    Total liabilities and stockholder's
        equity........................   $575,725                                    $441,730
                                          =======                                     =======

Net interest income...................                  $4,602                                        $3,768
                                                         =====                                         =====
Interest rate spread (2)..............                                2.76%                                           2.77%
Net yield on interest-earning assets(3)                               3.27%                                           3.48%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                              114%                                            121%


-------------------
(1)  Includes interest-bearing deposits in other banks.
(2)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4)  Ratios have been annualized where applicable.



                                                                     For Nine Months Ended September 30
                                               ---------------------------------------------------------------------------------
                                                           1996 (4)                                      1995(4)
                                               -------------------------------------    ----------------------------------------


(Dollars in thousands)                         Average                     Average      Average                       Average
                                               Balance      Interest      Yield/Cost     Balance       Interest      Yield/Cost

Assets:
Interest earning assets:
  Loans receivable, net...............        $296,431      $17,019         7.66%       $125,786       $ 7,664         8.12%
  Mortgage-backed securities..........         151,181        7,995         7.05%        174,535         8,964         6.85%
  Investment securities...............          39,842        1,840         6.16%         69,978         3,090         5.89%
  Other interest-earning assets(1)....          41,215          930         3.01%         49,402         1,893         5.11%
                                               -------       ------         ----         -------        ------
    Total interest-earning assets.....        $528,669      $27,784         7.01%       $419,701       $21,611         6.87%
                                               =======       ======                      =======        ======
Non interest-earning assets...........          10,579                                    10,873
                                               -------                                   -------
    Total assets......................        $539,248                                  $430,574
                                               =======                                   =======

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits..................        $353,537       $9,892         3.73%       $338,536       $10,008         3.94%
    Borrowed money....................         102,803        4,537         5.88%          7,040           273         5.17%
                                               -------       ------         ----         -------        ------
      Total interest-bearing liabilities      $456,340      $14,429         4.22%       $345,576       $10,281         3.97%
                                               =======       ======         ====         =======        ======
Non interest-bearing liabilities......           9,252                                     6,031
      Total liabilities...............         465,592                                   351,607
Stockholders' equity..................          73,656                                    78,967
                                               -------                                   -------
      Total liabilities and stockholders
        equity                                $539,248                                  $430,574
                                               =======                                   =======
Net interest income...................                      $13,355                                    $ 11,330
                                                             ======                                      ======
Interest rate spread (2)..............                                      2.79%                                      2.90%
Net yield on interest-earning assets (3)                                    3.37%                                      3.60%
Ratio of average interest-earning assets to average
  interest-bearing liabilities........                                       116%                                       121%


------------------------
(1)  Includes interest-bearing deposits in other banks.
(2)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4)  Ratios have been annualized where applicable.

RESULTS OF OPERATIONS

Net Income. The Corporation recorded a net loss of $209,000 for the three months ended September 30, 1996 as compared to net income of $949,000 for the three months ended September 30, 1995. Earnings for the three months ended September 30, 1996 represent a decrease of $1.2 million compared to earnings reported for the same period in 1995. The decrease in earnings for this period is primarily attributable to the increase in the federal deposit insurance premium to $2.4 million at September 30, 1996 from $195,000 at September 30, 1995. This increase of $2.2 million was the result of a one-time fee assessed to members of the Savings Association Insurance Fund ("SAIF") for the recapitalization of "SAIF". Net interest income before provisions for loan losses was $4.6 million for the three month period ended September 30, 1996 as compared to $3.8 million for the same period in 1995. This increase in net interest income is a result of an increase in core earnings. For these same periods, total interest expense was $5.1 million and $3.7 million, respectively. Non-interest income was $296,000 and $352,000, respectively, for these same periods. Operating expense (non-interest expense) was $5.1 million and $2.6 million for the three month periods ending September 30, 1996 and September 30, 1995, respectively. The increase in operating expense, for the three months ended September 30, 1996, reflects the one-time SAIF assessment.

Net Income of $2.3 million for the nine months ended September 30, 1996 showed a $570,000 decrease over net income of $2.9 million for the nine months ended September 30, 1995. The decrease in earnings for this period is attributable to the one-time deposit insurance assessment partially offset by an increase in core earnings in conjunction with gains associated with the sale of real estate and mortgage backed securities. Net interest income before provisions for loan losses was $13.4 million for the nine month period ended September 30, 1996 as compared to $11.3 million for the same period in 1995. For these same periods, total interest expense was $14.4 million and $10.3 million, respectively. Non-interest income was $1.3 million and $850,000, respectively for these same periods. The increase in non-interest income was attributed to the gains associated with the sale of the real estate and mortgage backed securities previously mentioned. Operating expense (non-interest expense) was $10.5 million and $7.4 million for the nine month periods ending September 30, 1996 and September 30, 1995, respectively.

Total Interest Income. Total interest income increased by $2.3 million or 30.8% to $9.7 million for the three months ended September 30, 1996, from $7.4 million for the three months ended September 30, 1995 due primarily to increases in the average balance of loans receivable offset somewhat by decreases in the average balances of investment securities and mortgage backed securities. The average balance of loans receivable increased 112.2% to $309.0 million from $145.6 million for the three months ended September 30, 1996 and 1995, respectively. Interest attributable to loans receivable increased $3.2 million or 112.8% to $6.1 million from $2.9 million for these same periods. This increase is primarily attributed to the increase in the average balance of loans receivable in conjunction with an increase in the average yield on loans receivable from 7.90% for the period end September 30, 1995, to 7.92% for the period ending September 30, 1996. Interest on mortgage-backed securities decreased $309,000 (10.5%) primarily as a result of principal repayment of these securities. The average yield on mortgage-backed securities decreased to 6.49% for the three month period ended September 30, 1996 compared to 6.78% for the similar period in 1995 while the average balance of mortgage-backed securities declined by $11.2 million when comparing these two periods. Interest on investment securities declined by $366,000 for the three month period ended September 30, 1996 as compared to the similar period in 1995 as a result of declining balances due to maturities. Interest on other interest earning assets declined by $282,000 for the three month period ended September 30, 1996 compared to the similar period ended September 30, 1995 primarily as a result of a decrease in the average yield to 2.72% at September 30, 1996 from 5.24% at September 30, 1995. The increases in the average balances of loans receivable and the decreases in the average balances of mortgage-backed securities and investment securities are a result of management's decision to increase mortgage lending.

For the nine months ended September 30, 1996, total interest income increased to $27.8 million from $21.6 million for the nine months ended September 30, 1995. This increase of $6.2 million, or 28.6%, is due primarily to the increase in income on loans receivable, somewhat offset by the decrease in income on mortgage-backed securities, investment securities and other interest earning assets. Interest on loans receivable increased by $9.4 million, or 122.1%, to $17.0 million at September 30, 1996, from $7.7 million at September 30, 1995. During the same time periods the average balance of loans receivable increased by $170.6 to $296.4 million from $125.8 million. Interest on mortgage-backed securities decreased $969,000 (10.8%) from September 30, 1995 to September 30, 1996, primarily as a result of principal repayment on these securities. The average yield on mortgage-backed securities increased to 7.05% for the nine month period ended September 30, 1996 compared to 6.85% for the similar period in 1995 while the average balance of mortgage-backed securities declined by $23.4 million when comparing these two periods. Interest on investment securities declined by $1.3 million for the nine month period ended September 30, 1996 as compared to the similar period in 1995 as a result of declining balances due to maturities. Interest on other interest earning assets declined by $963,000 for the nine month period ended September 30, 1996 compared to the similar period ended September 30, 1995 primarily as a result of a decrease in the average yield to 3.01% at September 30, 1996 from 5.11% at September 30, 1995, coupled with the average balance declining by $8.2 million to $41.2 million at September 30, 1996 from $49.4 million at September 30, 1995. The increases in the average balances of loans receivable and the decreases in the average balances of mortgage-backed securities, investment securities and other interest earning assets are a result of management's decision to increase mortgage lending.

Total Interest Expense. Total interest expense increased to $5.1 million for the three month period ended September 30, 1996 from $3.7 million at September 30, 1995. This increase of $1.5 million or 39.7% in total interest expense is a result of the increase in the average balance of Federal Home Loan Bank advances by 500.0% to $106.7 million from $17.8 million for the three months ended September 30, 1996 and 1995, respectively, coupled with the increase in the average balance of savings deposits by $47.7 million or 14.1% for the same periods. The increase in savings deposits was primarily a result of the acquisition of $137.6 million in deposit balances. The average balance of total interest bearing liabilities increased to $493.6 million during the three months ended September 30, 1996 from $357.1 million during the three months ended September 30, 1995 as a result of the increase in Federal Home Loan Bank borrowings and the acquisition of the deposit balances.

Total interest expense increased to $14.4 million for the nine month period ended September 30, 1996 from $10.3 million for the nine month period ended September 30, 1995. This increase of $4.1 million or 40.3% in total interest expense is a result of the increase in the average balance of Federal Home Loan Bank advances to $102.8 million from $7.0 million for the nine months ended September 30, 1996 and 1995, respectively, coupled with the increase in the average balance of savings deposits by $15.0 million or 4.4% for the same periods. The increase in savings deposits was primarily result of the acquisition of $137.6 million in deposit balances. The average balance of total interest bearing liabilities increased to $456.3 million during the nine months ended September 30, 1996 from $345.6 million during the nine months ended September 30, 1995 as a result of the increase in Federal Home Loan Bank borrowings and the acquisition of deposit balances. The increase in borrowings was utilized primarily to fund the origination or purchase of mortgage loans.

Net Interest Income. Net interest income for the three month period ended September 30, 1996 increased by $834,000 or 22.1% to $4.6 million from $3.8 million for the same period in 1995. This increase is primarily due to the increase in interest earning assets offset by the increase to interest bearing liabilities. The average balances of interest-earning assets increased to $562.6 million for the three months ended September 30, 1996 from $432.6 million for the similar period in 1995. During these same periods, the average balances on interest-bearing liabilities increased to $493.6 million from $357.1 million. The cost of interest-bearing liabilities increased from 4.10% to 4.14% while the yield on interest-earning assets increased from 6.87% to 6.90% for the three month periods ended September 30, 1995 and 1996 respectively.

Net interest income for the nine month period ended September 30, 1996 increased by $2.1 million or 17.9% to $13.4 million from $11.3 million for the same period in 1995. This increase is primarily due to the increase in interest earning assets partially offset by the increase to interest earning liabilities. The average balances of interest-earning assets increased to $528.7 million for the nine months ended September 30, 1996 from $419.7 million for the comparable period in 1995. During these same periods, the average balances on interest-bearing liabilities increased to $456.3 million from $345.6 million. The cost of interest-bearing liabilities increased from 3.97% to 4.22% while the yield on interest-earning assets increased from 6.87% to 7.01% for the nine month periods ended September 30, 1995 and 1996 respectively.

Allowance for Loan Losses. The allowance for loan losses remained stable at September 30, 1996 and September 30, 1995 at approximately $1.7 and $1.5 million respectively. Such totals correlate to non-performing loans of $1.8 million at September 30, 1996 and $1.8 million at September 30, 1995. The increase in the allowance for loan losses of $223,000 resulted from the addition of $231,000 to the provision for loan losses and the deduction of $8,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $120,000 for the three months ended September 30, 1996. At September 30, 1996, the allowance for loan losses was 95.8% of non-performing loans as compared to 82.4% of non-performing loans at September 30, 1995. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income decreased to $296,000 for the three months ended September 30, 1996 from $352,000 for the same period in 1995. This decrease can be attributed to the decrease in non-recurring gains on the sale of real estate and investment securities partially offset by the increase in service fee income.

Total non-interest income increased to $1.3 million for the nine month period ended September 30, 1996 from $850,000 for the similar period in 1995. This increase can be attributed to the increase in the gain on the sale of real estate acquired through foreclosure of $32,000 in conjunction with the increase in the gain on the sale of mortgage backed securities totalling $207,000. The remainder of the increase can be attributed to an increase of $164,000 in service fee income, which was a result of increased loan origination activity during the period coupled with gains on the sale of loans.

Non-interest Expense. Total non-interest expense increased by $2.5 million to $5.1 million for the three months ended September 30, 1996 as compared to $2.6 million for the similar period in 1995. This increase is primarily attributed to the increase in federal deposit insurance premium of $2.2 million, the $129,000 increase in employee compensation and benefits, the $43,000 increase in professional fees and the $121,000 increase in other operating costs. The increases in compensation and benefit costs were primarily as a result of increases to staffing necessary to support increased lending activity, coupled with salary increases resulting from annual performance reviews. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). The increase in other operating expenses are due to increases in the costs associated with current lending activities.

Total non-interest expense increased to $10.5 million for the nine months ended September 30, 1996 as compared to $7.4 million for the similar period in 1995. This increase of $3.1 million is primarily attributable to the increase in federal deposit insurance premium of $2.2 million, a $382,000 increase in employee compensation and benefits, the $136,000 increase in professional fees and the $358,000 increase in other operating costs. The increases in compensation and benefit costs were primarily as a result of increases to staffing necessary to support increased lending activity, coupled with salary increases resulting from annual performance reviews. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). The increase in other operating expenses are due to increases in the costs associated with current lending activities.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Savings Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Savings Bank will pay a special assessment of $2.2 million on or about

November 27, 1996 to recapitalize the SAIF. This expense was accrued for in the quarter ended September 30, 1996. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums has not been determined at this time.

Pursuant to the Act, the Savings Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Member of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Savings Bank's Fico Bond premium would have been approximately $305,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Income Tax Expense. Income taxes decreased by $696,000 to $(102,000) for the three month period ended September 30, 1996, from $594,000 for the three months ended September 30, 1995. The primary reason for this decrease was the decrease in net income before taxes to $(311,000) from $1.5 million for the three month periods ended September 30, 1996 and 1995, respectively.

For the nine month period ended September 30, 1996, income taxes decreased to $1.7 million from $1.9 million for the nine months ended September 30, 1995. This decrease of $246,000 is primarily attributed to the decrease in net income before taxes to $3.9 million from $4.8 million for the nine month periods ended September 30, 1996 and 1995, respectively.

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

On September 30, 1996, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                                      Amount          Percent
                                                     -------          -------
                                                      (dollars in thousands)
Tangible capital                                     $48,575             7.4%
Tangible capital requirement                           9,877             1.5
                                                      ------            ----
Excess over requirement                              $38,698             5.9%
                                                      ======            ====

Core capital                                         $48,575             7.4%
Core capital requirement                              19,755             3.0
                                                      ------            ----
Excess over requirement                              $28,820             4.4%
                                                      ======             ===

Risk based capital                                   $50,261            18.4%
Risk based capital requirement                        21,878             8.0
                                                      ------            ----
Excess over requirement                              $28,383            10.4%
                                                      ======            ====

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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage backed principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of September 30, 1996, such borrowed funds total $103.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 20.5% and 20.4% at September 30, 1996 and 1995, respectively, and its short term liquidity was 16.3% and 14.5%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending September 30, 1997, is approximately $163.7 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At September 30, 1996, the Savings Bank had outstanding commitments to originate loans of $9.6 million. Also outstanding at September 30, 1996 were commitments to purchase $23.3 million of loans from correspondents along with commitments to purchase $3.8 million of investment securities. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At September 30, 1996, the Savings Bank had outstanding commitments to sell loans of $3.7 million.

Recent Developments

Savings associations are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, prior to August 1996, savings associations such as the Savings Bank, which met certain definitional tests and other conditions prescribed by the Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim with respect to additions to its reserve for bad debts was subject to certain limitations. The Savings Bank reviewed the most favorable way to calculate the deduction attributable to an addition to its bad debt reserve on an annual basis.

In August 1996, the Code was revised to equalize the taxation of thrifts and banks. Thrifts, such as the Savings Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts such as the Bank must use the specific charge off method regarding bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. An institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential- lending test. This law is not expected to have a material impact on the Savings Bank. At September 30, 1996, the Savings Bank had $360,000 of post 1987 bad-debt reserves.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at September 30, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  On September 20, 1996 the Savings Bank completed the acquisition of three branch offices, and the related deposits, of Cenlar Federal Savings Bank of Trenton, New Jersey. The branch offices located in Ewing, Hamilton Square and Princeton, New Jersey had combined deposits of approximately $137.6 million at the time of acquisition.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        None

                  (b)   Reports on Form 8-K

                  (i) On October 25, 1996, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") to report the issuance of a press release announcing theCorporation's intent to repurchase in the open market up to 214,869 shares of the Corporation's common stock totalling approximately 5% of its outstanding shares.

                  (ii) On October 4, 1996, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") to report that the Savings Bank had finalized the acqusition of Cenlar Savings Bank's Ewing, Hamilton and Princeton, New Jersey branch offices.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TF FINANCIAL CORPORATION



Date:      November 10, 1996          By: /s/ John R. Stranford
           -----------------             -----------------------
                                         John R. Stranford
                                         President and CEO
                                         (Principal Executive Officer)



Date:      November 10, 1996          By: /s/ William C. Niemczura
           -----------------              -------------------------
                                          William C. Niemczura
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial & Accounting
                                             Officer)