Form 10-Q/A
period 1996-09-30
TF FINANCIAL CORP
filed 1996-11-15
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM lO-Q/A-1


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


                                    FORM 1O-Q/A


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


The increase in loans receivable of $55.3 million or 23.2% to $293.6 million at September 30, 1996 from $238.3 million at December 31, 1995 was primarily the result of the origination of $64.9 million in mortgage loans coupled with the purchase of $61.6 million in mortgage loans, partially offset by the sale of $39.1 million in mortgage loans coupled with the normal repayment of mortgage loans.


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

In August 1996, the Code was revised to equalize the taxation of thrifts and banks. Thrifts, such as the Savings Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts such as the Bank must use the specific charge off method regarding bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. An institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential- lending test. This law is not expected to have a material impact on the Savings Bank. At September 30, 1996, the Savings Bank had $326,000 of post 1987 bad-debt reserves.


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




Date:      November 15, 1996          By: /s/ John R. Stranford
           -----------------             -----------------------
                                         John R. Stranford
                                         President and CEO
                                         (Principal Executive Officer)



Date:      November 15, 1996          By: /s/ William C. Niemczura
           -----------------              -------------------------
                                          William C. Niemczura
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial & Accounting
                                             Officer)