Form 10-K
period 1996-03-31
TF FINANCIAL CORP
filed 1997-03-28
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ----------------------

                                   FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1996
                          ------------------------------------

                                    - or -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _________________   to  _____________________

Commission Number:  0-24168

                            TF FINANCIAL CORPORATION
            --------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             Delaware                                         74-2705050
-----------------------------------------------            -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

3 Penns Trail, Newtown, Pennsylvania                              18940
-----------------------------------------------            --------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:     (215) 579-4000
                                                        ---------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X      NO
                                                  -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the (18.875) average bid price of the Registrant's Common Stock as quoted on the Nasdaq System on March 3, 1997, was $57.3 million (3,033,147 shares at $18.875 per share).

      As of March 11, 1997 there were outstanding 4,217,386 shares of the Registrant's Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  1997  Annual   Meeting  of
     Stockholders. (Part III)

PART I

Item 1.  Business
-----------------

                            BUSINESS OF THE COMPANY

      On July 13, 1994, the Registrant, TF Financial Corporation (the "Company") consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Savings Bank (the "Savings Bank" or "Third Federal") as part of the Savings Bank's conversion from a mutual to a stock federally chartered savings bank. The Registrant was incorporated under Delaware law in March 1994. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through its subsidiaries, the Savings Bank, TF Investments Corporation and Penns Trail Development Corporation. TF Investments Corporation loaned $21.6 million, on a short-term basis, to Third Federal. Penns Trail Development Corporation was incorporated on June 15, 1995 for the purpose of land related business opportunities. At December 31, 1996, the Company had total assets of $647.9 million, total deposits of $469.1 million and stockholders' equity of $72.6 million.

      On August 19, 1994, the Board of Directors approved the change in the Company's fiscal year from June 30 to December 31.

                         BUSINESS OF THE SAVINGS BANK

      Third Federal, originally organized in 1921 as a Pennsylvania-chartered building and loan association, converted to a federally chartered mutual savings and loan association in 1935. The Savings Bank's deposits are insured up to the maximum amount allowable by the FDIC.

      The Savings Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the community it serves. The Savings Bank significantly expanded its operations throughout Philadelphia and Bucks Counties, Pennsylvania in June 1992 through its acquisition of Doylestown Federal Savings and Loan Association ("Doylestown"). On September 20, 1996, Third Federal acquired three branch offices, certain assets and $143 million of deposits from Cenlar Federal Savings Bank, Trenton, New Jersey ("Cenlar"). As a result of the Cenlar acquisition, Third Federal currently operates eleven branch offices in Bucks and Philadelphia counties, Pennsylvania and three branch offices in Mercer County, New Jersey. This acquisition was consistent with the Savings Bank's strategic goal of growing its market share within its market area and reaching into adjacent market areas, through low-cost, fill-in or market-extension acquisitions.


      The Savings Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, primarily to invest in mortgage-backed and investment securities and to originate or purchase loans secured by first mortgages on owner - occupied, one- to four-family residences in its market area. At December 31, 1996, one- to four-family residential mortgage loans totaled $265.6 million or 85.8% of the Savings Bank's total loan portfolio. At that same date, the Savings Bank had approximately $175.8 million or 27.1% of total assets invested in mortgage-backed securities and $51.0 million or 7.9% of total assets in investment securities. To a lesser extent, the Savings Bank also originates commercial real estate and multi-family, construction and consumer loans.

Market Area

      Third Federal operated five offices in Philadelphia County and six offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of

Philadelphia. The population of these two counties total over 2.1 million. The Savings Bank also operates three branch offices in Mercer County, New Jersey. The population of Bucks and Mercer Counties, have experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered very limited lending opportunities, Bucks and Mercer Counties, with growing population, has offered Third Federal much greater lending opportunities.

Competition

      Third Federal faces varying degrees of competition from local thrifts and credit unions at its various branch locations. Stronger competition has come from local and much larger regional banks based in and around the Philadelphia area. Commercial banks hold approximately 79% of the deposit market in Philadelphia County, 69% in Bucks County and 66% in Mercer County. Third Federal's share of the deposit market in Philadelphia, Bucks and Mercer Counties is very small, at 0.81%, 1.87% and 1.87%, respectively.

      Between 1980 and 1990, Bucks County's population grew approximately 13%, Mercer County by 9%, while Philadelphia County's population declined by 6%. The per capita income in Bucks County ($22,548) exceeds those of the U.S. ($18,696), the State ($18,679), Mercer County ($18,040) and Philadelphia County ($16,721).

      The drop in population and the lower per capita income in Philadelphia County can also be attributed to the loss of well-paying manufacturing jobs as companies transferred out of the City of Philadelphia and the State. Between 1982 and 1991, the number of employees in goods-producing industries declined over 14% while those employed in the service industries increased by approximately 20%.

      As of December 31, 1996, there were 47 thrift offices in Bucks County holding 22.13% of deposits, Commercial Banks had 138 offices and held 68.50% of deposits; Credit Unions had 18 offices and held 9.37% of deposits; Third Federal's six offices held 1.87% of the total share.

Lending Activities

      General. The Savings Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Savings Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 1996, the Savings Bank's mortgage loans outstanding were $290.8 million, of which $265.6 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 28.9% were ARM's and 71.1% were fixed-rate loans. Total ARM mortgage loans in the Savings Bank's portfolio at December 31, 1996, amounted to $88.1 million or 30.2% of total mortgage loans. At that same date, commercial real estate and multi-family residential and construction loans totalled $20.4 million and $4.7 million, respectively.

      Consumer and other loans held by the Savings Bank totalled $21.1 million or 6.8% of total loans outstanding at December 31, 1996, of which $9.7 million or 3.1% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totalled $3.1 million, $3.1 million and $5.2 million, respectively.

      The following table sets forth the composition of the Savings Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                             At December 31,                                         At June 30,
                           ------------------------------------------------------ --------------------------------------------------
                                1996                1995               1994             1994             1993             1992
                           ----------------- -----------------   ---------------- ---------------  ----------------- ---------------
                                   Percent            Percent            Percent          Percent          Percent           Percent
                           Amount  of Total   Amount  of Total   Amount  of Total Amount of Total  Amount  of Total  Amount of Total
                           -----   --------  -------  --------   ------  -------- ------ --------  ------  --------  ------ --------

Mortgage loans:
  One- to four-family ....$265,618   85.16%  $204,430  85.00%  $ 80,862  69.70%  $ 85,641   70.40% $104,577  71.52% $120,637  67.58%
  Commercial real e
    state and multi-
    family ...............  20,427    6.55     10,294   4.28     11,285   9.73     12,456   10.24    16,140  11.04    21,932  12.29
  Construction ...........   4,720    1.51      3,604   1.50      1,534   1.32        607    0.50       542   0.37       474   0.27
                          -------- -------   -------- ------   -------- ------   --------  ------  -------- ------  -------- ------
       Total mortgage
        loan.............. 290,765   93.22    218,328  90.78     93,681  80.75     98,704   81.14   121,259  82.93   143,043  80.14
Consumer and other loans:
  Home equity and second
    mortgage .............   9,661    3.10     10,635   4.42     11,663  10.05     11,689    9.61    10,989   7.52     9,885   5.54
  Commercial business ....   3,126    1.00      2,887   1.20      3,679   3.17      4,285    3.52     5,980   4.09    16,260   9.11
  Leases .................   3,093    0.99      3,590   1.49      2,194   1.89      2,828    2.33     3,847   2.63     3,488   1.95
  Other ..................   5,261    1.69      5,072   2.11      4,796   4.14      4,138    3.40     4,145   2.83     5,821   3.26
                          -------- -------   -------- ------   -------- ------   --------  ------  -------- ------  -------- ------
       Total consumer
         and other loans .  21,141    6.78     22,184   9.22     22,332  19.25     22,940   18.86    24,961  17.07    35,454  19.86
                          --------  ------   -------- ------   -------- ------   --------  ------  -------- ------  -------- ------
       Total loans ....... 311,906  100.00%   240,512 100.00%   116,013 100.00%   121,644  100.00%  146,220 100.00%  178,479 100.00%
                          ========  ======   ======== ======   ======== ======   ========  ======  ======== ======  ======== ======
Less:
  Unearned discount,
    premium, deferred
    loan fees, net .......     530                753               647               748             1,265            1,742
  Allowance for loan
    losses................   1,806              1,484             1,473             1,450             1,656            1,800
                          --------           --------          --------          --------          --------         --------
      Total loans, net....$309,570           $238,275          $113,893          $119,446          $143,299         $174,955
                          ========           ========          ========          ========          ========         ========
Mortgage-backed securities
 held to maturity:
  FHLMC ..................$ 90,016   58.54%  $ 65,834  47.76%  $ 85,524  47.14%  $ 68,526   44.41% $ 54,093  56.44% $ 37,902  49.63%
  FNMA ...................  27,547   17.92     33,150  24.05     39,713  21.89     29,201   18.93     6,831   7.13     5,480   7.18
  GNMA ...................   6,043    3.93      7,644   5.55      9,358   5.16      9,653    6.26     7,480   7.81     9,517  12.46
  Real estate investment
    mortgage conduit .....  29,220   19.00     30,033  21.79     46,603  25.69     46,437   30.10    26,113  27.25    20,178  26.42
  Collateralized mortgage
    obligations ..........      --      --         19   0.01        213   0.12        471    0.30     1,319   1.37     3,290   4.31
  Other mortgage-backed
    securities ...........     932    0.61      1,161   0.84         --     --         --      --        --     --        --  --
                          --------  ------   -------- ------   -------- ------   --------  ------  -------- ------  -------- ------
    Total mortgage-backed
      and related
      securities held to
      maturity ...........$153,758  100.00%  $137,841 100.00%  $181,411 100.00%  $154,288  100.00  $ 95,836 100.00% $ 76,367 100.00%
                          ========  ======   ======== ======   ======== ======   ========  ======  ======== ======  ======== ======
Mortgage-backed
  securities available
  for sale:

    FHLMC ................$  8,905   40.43%  $ 15,422  52.03%  $     --     --%
    FNMA .................   3,240   14.71      4,010  13.53         --     --
    Real estate
      investment mortgage
      conduit ............   9,882   44.86     10,208  34.44         --     --
                          --------  ------   -------- ------   --------  -----

      Total ..............$ 22,027  100.00%  $ 29,640 100.00%  $     --     --%
                          ========  ======   ======== ======   ========  =====


      The following table sets forth the Savings Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal payments for the periods indicated:


                                                                                   Six Months
                                                        Year Ended    Year Ended     Ended           Year Ended
                                                        December 31,  December 31, December 31,        June 30,
                                                        ------------  -----------  -----------         --------

                                                            1996         1995         1994         1994        1993
                                                           ------       ------       ------       ------       -----
                                                                         (In Thousands)
Total loans receivable (gross):
  At beginning of period .............................    $240,512     $116,013    $ 121,644    $ 146,220    $ 178,497
   Mortgage loans originated:
     One- to four-family .............................      64,643       41,627          811        8,982       13,503
     Commercial real estate and multi-family .........       8,488           --           --          925        2,729
     Construction ....................................      14,465        6,859           --        1,132          948
                                                         ---------    ---------    ---------    ---------    ---------
         Total mortgage loans originated .............      87,596       48,486          811       11,039       17,180
   Mortgage loans purchased:
     One- to four-family .............................      82,363       94,732           --          370           --
     Other non-residential ...........................         358           --        2,000           --           --
         Total mortgage loans purchased ..............      82,721       94,732        2,000          370           --
                                                         ---------    ---------    ---------    ---------    ---------
   Total mortgage loans originated and purchased......     170,317      143,218        2,811       11,409       17,180
   Consumer loans originated .........................       4,473        6,611        2,849        4,204        9,675
   Transfer of mortgage loans to real estate owned....        (242)        (136)        (103)        (557)        (150)
   Sale of loans .....................................     (19,591)          --           --         (949)          --
   Loans securitized .................................     (28,212)          --           --           --           --
   Principal repayments ..............................     (55,351)     (25,194)     (11,188)     (38,683)     (58,982)
                                                         ---------    ---------    ---------    ---------    ---------
   Total loans receivable at end of period............   $ 311,906    $ 240,512    $ 116,013    $ 121,644    $ 146,220
                                                         =========    =========    =========    =========    =========
Mortgage-backed securities:

   Held to maturity:
   At beginning of period ............................    $137,841      $18,411     $154,288    $  95,836    $  76,367
   Mortgage-backed securities purchased ..............      45,349       10,198       38,014       88,042       44,236
   Mortgage-backed securities sold ...................          --           --           --           --           --
   Transferred to available for sale .................          --      (29,640)          --           --           --
   Amortization and repayments .......................     (29,432)     (24,128)     (10,891)     (29,590)     (24,767)
                                                         ---------    ---------    ---------    ---------    ---------
   At end of period ..................................   $ 153,758    $ 137,841    $ 181,411    $ 154,288    $  95,836
                                                         =========    =========    =========    =========    =========

   Available for sale:
   At beginning of period ............................   $  29,640    $     --
   Transferred from held to maturity .................          --      29,640
   Mortgage-backed securities purchased ..............       4,952          --
   Mortgage-backed securities sold ...................      (8,943)         --
   Amortization and repayments .......................      (3,622)         --
                                                         ---------    --------
   At end of period ..................................   $  22,027    $ 29,640
                                                         =========    ========

      Maturity  of  Loans  and  Mortgage-backed  and  Related  Securities.   The
following table sets forth the maturity of Third Federal's loan and mortgage-backed securities at December 31, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $53.6 million, $25.2 million, $11.2 million, $38.7 million and $59.0 million, for the years ended December 31, 1996 and 1995, the six months ended December 31, 1994, and the years ended June 30, 1994 and 1993, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                    Commercial                                           Mortgage-
                          One- to   Real Estate                                           Backed
                           Four-    and Multi-                  Consumer    Total Loans and Related
                           Family     Family   Construction     and Other   Receivable   Securities    Total
                           ------    --------  ------------     ---------   -----------  ----------    -----

                                                            (In Thousands)
Non-performing.........  $    922     $    --   $      --    $    1,050   $    1,972     $     -    $   1,972
Amounts Due:
Within 3 months........        --       1,165     11,008             15      12,188          365       12,553
3 months to 1 Year.....        64         551        476          2,288       3,379        7,962       11,341

After 1 year:
  1 to 3 years.........        34         199      2,477          1,127       3,837       12,246       16,083
  3 to 5 years.........    17,645       1,961         --          4,293      23,899       17,153       41,052
  5 to 10 years........    45,665      12,175         --          9,797      67,637       24,690       92,327
  10 to 20 years.......    73,834       4,378         --          2,571      80,783       63,591      144,374
  Over 20 years........   127,454          --         --             --     127,454       49,778      177,232
Total due after one year  264,632      18,713      2,477         17,788     303,610      167,458      471,068
Total amounts due......   265,618      20,429     13,961         21,141     321,149      175,785      496,934

Less:
Allowance for loan loss     1,330         102         24            350       1,806           --        1,806
Loans in process.......        --           2      9,241             --       9,243           --        9,243
Deferred loan fees.....       521          --         --              9         530           --          530
                          -------     -------     ------        -------    --------     --------     --------
    Total..............  $263,767    $ 20,325    $ 4,696       $ 20,782   $ 309,570    $ 175,785    $ 485,355
                          =======     =======     ======        =======    ========     ========     ========

      The following table sets forth the dollar amount of all loans due after December 31, 1997, which have predetermined interest rates and which have floating or adjustable interest rates.

                                           Fixed        Floating or
                                           Rates      Adjustable Rates   Total
                                           -----      ----------------   -----
                                                      (In Thousands)
One- to four-family ...................   $187,790        $ 76,830     $264,620
Commercial real estate and multi-family     12,055           6,416       18,471
Construction ..........................       --             2,477        2,477
Consumer and other ....................     10,429           6,959       17,388
                                          --------        --------     --------
  Total ...............................   $210,274        $ 92,682     $302,956
                                          ========        ========     ========


      One- to Four-Family Mortgage Loans. The Savings Bank offers first mortgage loans secured by one- to four-family residences in the Savings Bank's lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Savings Bank generally originates and invests in one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided on the amount in excess of 80%.

      Loan originations are generally obtained from existing or past customers, members of the local community, and referrals from established builders and realtors within the Savings Bank's lending area. Mortgage loans originated and held by the Savings Bank in its portfolio generally include due-on sale clauses which provide the Savings Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Savings Bank's consent.

      At December 31, 1996, 91.3% of mortgage loans consisted of one- to four-family residential loans, of which 28.9% were ARM loans. The Savings Bank has historically not originated a large amount of ARM loans. The Savings Bank acquired $55.5 million or 96.9% of its ARM loans when it merged with Doylestown in June 1992.

      The Savings Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1 to 2 % per adjustment with a lifetime cap of 5 to 6% over the life of the loan. The ARM loans acquired as a result of the Doylestown merger adjust at the end of one or three years and adjust by a maximum of 2.00% per adjustment with a lifetime cap of 5.00% over the life of the loan

      The Savings Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. The Savings Bank has continued its emphasis on fixed-rate mortgage loans with terms of 15 years or less. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Savings Bank's cost of funds. The origination fees for fixed-rate loans were generally 3.0% at December 31, 1996. Generally, the Savings Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. The Savings Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights on all such loans. The Savings Bank, however, is primarily a portfolio lender. As of December 31, 1996, the Savings Bank's portfolio of loans serviced for others totalled approximately $72.4 million.

      Commercial Real Estate and Multi-Family Loans. The Savings Bank has historically originated a limited number of loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes. In June, 1992, the Savings Bank acquired by merger, the assets and liabilities of Doylestown, which included $8.9 million in commercial real estate and multi-family loans. At December 31, 1996, $20.4 million, or 6.6% of the Savings Bank's total loan portfolio was secured by commercial real estate located primarily in the Savings Bank's primary market area.

      The Savings Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan. Currently, it is the Savings Bank's philosophy to originate commercial real estate and multi-family loans only to borrowers known to the Savings Bank and on properties in its market area. The commercial real estate and multi-family loans in the Savings Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates for terms of up to 20 years. The Savings Bank's current policy is to originate commercial real estate and multi-family loans as ARM's that are generally amortized over a period of 15 years or as balloon loans which generally have terms of 5 to 10 years, with 20-25 year amortizations.

      Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Savings Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 1996, the five largest commercial real estate and multi-family loans totalled $8.4 million with no single loan larger than $2.2 million. At December 31, 1996, all such loans were current and the properties securing such loans are in the Savings Bank's market area.

      Construction Loans. At December 31, 1996, the Savings Bank had $4.7 million of construction loans or 1.5% of the Savings Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

      Consumer and Other Loans. The Savings Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totalled $21.1 million or 6.8% of the Savings Bank's total loan portfolio at December 31, 1996. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Savings Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

      In connection with consumer loan applications, the Savings Bank verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed and approved by the Savings Bank. The Savings Bank reviews the credit report of the borrower as well as the value of the unit which secures the loan.

      The Savings Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Savings Bank's interest rate gap management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 1996, the Savings Bank had $475,040 in consumer loans delinquent more than 90 days.

      Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

      The Savings Bank offers second mortgage loans on one- to four-family residences. At December 31, 1996, second mortgage and home equity loans totalled $9.7 million, or 3.1% of the Savings Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Savings Bank's standards applicable to one- to four-family residential loans.

      The Savings Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Savings Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Savings Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 1996, the Savings Bank had approximately $3.1 million outstanding in commercial business loans, which represented approximately 1.0% of its total loan portfolio.

      Loan Approval Authority and Underwriting. All loans must be approved by either two or more loan officers specifically designated by the Board of Directors or by the Board of Directors, depending on the amount and type of loan. Any two designated underwriters may approve loans on one- to four-family residences, not to exceed FHLMC and FNMA conforming single-family limits, which at December 31, 1996, was $214,600 or consumer loans up to $100,000 providing the loan meets all of the Savings Bank's underwriting guidelines for consumer loans. All other loans up to $500,000 must be approved by the Loan Committee. All loans that exceed $500,000 must be submitted to the Board of Directors for approval.

      One- to four-family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. For all loans originated by the Savings Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Savings Bank. The Savings Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser or loan officer determines the stage of completion based upon its physical inspection of the construction. It is the Savings Bank's policy to obtain title insurance or a title opinion on all real estate first mortgage loans. Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan. For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Savings Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

      Loans-to-One Borrower. Current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Savings Bank's maximum loan- to-one borrower limit was approximately $8.4 million as of December 31, 1996.

      At December 31, 1996, the Savings Bank's five largest aggregate lending relationships had balances ranging from $2.2 to $6.3 million. At December 31, 1996, all of these loans were current.

Mortgage-Backed Securities

      To supplement lending activities, Third Federal invests in residential mortgage-backed securities. Although the majority of such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

      The mortgage-backed securities portfolio as of December 31, 1996, consisted primarily of fixed-rate certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($98.9 million), Government National Mortgage Association ("GNMA"), ($6.0 million) Federal National Mortgage Association ("FNMA") ($30.8 million), real estate investment mortgage conduit ("REMICs") ($39.1 million), collateralized mortgage obligations ("CMOs") ($0) and other mortgage-backed securities ($.9 million).

      At December 31, 1996, the carrying value of mortgage-backed securities totalled $175.8 million, or 27.1% of total assets. The market value of such securities totalled approximately $175.3 million at December 31, 1996.

      Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

      FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency within the Department of Housing and Urban Development ("HUD") which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Since FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. Currently, GNMA limits its maximum loan size to $144,000 for Veterans Administration ("VA") loans and on average $137,750 for Federal Housing Authority ("FHA") loans. FNMA and FHLMC limit their loans to $214,600. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

      Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages are primarily composed of either fixed-rate mortgages or adjustable-rate mortgage ("ARM") loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market.

      CMOs and REMICs are typically issued by a special-purpose entity (the "issuer"), which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average durations for each security than the underlying pass-through pools. Accordingly, under this security they structure all principal pay downs from the various mortgage pools are allocated to a mortgage-related class or classes structured to have priority until it has been paid off. Thus these securities are intended to address the reinvestment concerns associated with mortgage-backed securities pass-through, namely that (i) they tend to pay off when interest rates fall, thereby taking their relatively high coupon with them, and (ii) their expected average life may vary significantly among the different tranches.

      Some CMO and REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO and REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk. Residual interests represent an ownership interest in the underlying collateral, subject to the first lien of the CMO and REMICs investors.

      The CMOs and REMICs held by the Savings Bank at December 31, 1996, consisted solely of fixed-rate notes and adjustable-rate notes with contractual maturities ranging from 1 to 27 years. The portfolio of CMOs and REMICs held within the Savings Bank's mortgage-backed securities portfolio at December 31, 1996, did not include any residual interests. Further, at December 31, 1996, the Savings

Bank's mortgage-backed securities portfolio did not include any "stripped" CMOs and REMICs, i.e. CMOs and REMICs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest.

      The following table sets forth the carrying value of the Savings Bank's mortgage-backed securities held in portfolio at the dates indicated.


                                        At December 31,                  At June 30,
                              -----------------------------------   ---------------------
                                 1996        1995        1994         1994        1993
                              ----------  ----------  -----------   ---------   ---------
                                                          (In Thousands)
Held for Investment:
  GNMA-fixed rate........... $  6,043     $  7,644     $  9,358     $  9,653     $ 7,480
                             --------     --------     --------     --------     -------
  FHLMC ARMs................      364         407           496          522         591
  FHLMC-fixed rate..........   89,652      65,427        85,028       68,004      53,501
  FNMA-fixed rate...........   27,547      33,150        39,713       29,201       6,831
  CMOs......................       --          19           213          471       1,320
  Remics....................   29,220      30,033        46,603       46,437      26,113
  Other mortgage-backed
    securities..............      932       1,161            --           --          --
                             --------    --------      --------     --------     -------
   Total mortgage-backed
    securities.............. $153,758    $137,841      $181,411     $154,288     $95,836
                             ========    ========      ========     ========     =======
Mortgage-backed Securities
Available for Sale:
  FHLMC                      $  8,905    $ 15,422      $     --     $     --     $    --
  FNMA                          3,240       4,010            --           --          --
  Remics....................    9,882      10,208            --           --          --
                             --------    --------      --------     --------     -------
    Total mortgage-backed
      securities available
      for sale.............. $ 22,027    $ 29,640      $     --     $     --     $    --
                             ========    ========      ========     ========     =======


      Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Savings Bank's mortgage-backed securities portfolio at December 31, 1996. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                                    Contractural
                           Contractual              Available For
                             Held to                     Sale
                          Maturities Due     WAC     Maturities Due     WAC
                          --------------     ---     --------------    ----
                                        (Dollars In Thousands)
Less than 1 year......... $    8,327         6.08%      $     --          --%
1 to 3 years.............     11,150         6.54          1,097        6.00
3 to 5 years.............     15,282         6.70          1,871        6.00
5 to 10 years............     18,592         6.95          6,098        6.42
10 to 20 years...........     58,869         7.21          4,721        6.46
Over 20 years............     41,538         7.03          8,240        7.25
                             -------         ----         ------      ------
Total mortgage-backed
  securities.............   $153,758         6.97%      $ 22,027        6.68%
                             =======         ====         =======      =====

Non-Performing and Problem Assets

      Loan Collection. When a borrower fails to make a required payment on a loan, the Savings Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Savings Bank generally sends the borrower a written notice of non-payment after the loan is 15 days past due. In the event payment is not then received, additional letters and phone calls are made. If the loan is still not brought current and it becomes necessary for the Savings Bank to take legal action, which typically occurs after a loan is delinquent 90 days or more, the Savings Bank will commence foreclosure proceedings against any real property that secures the loan and attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

      In the case of commercial real estate and multi-family loans, and construction loans, the Savings Bank generally attempts to contact the borrower by telephone after any loan payment is ten days past due and a senior loan officer reviews all collection efforts made if payment is not received after the loan is 30 days past due. Decisions as to when to commence foreclosure actions for commercial real estate and multi-family loans and construction loans are made on a case by case basis. The Savings Bank may consider loan work-out arrangements with these types of borrowers in certain circumstances.

      On mortgage loans or loan participations purchased by the Savings Bank, the Savings Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Savings Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Savings Bank and its servicing agents.

      Delinquent Loans. Generally, the Savings Bank reserves for uncollected interest on loans past due 90 days or more. Loans also are placed on a nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further collection. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Savings Bank at the dates indicated. The Savings Bank had no loans contractually past due 90 days or more or for which accrued interest has been recorded. At December 31, 1996, the Savings Bank had no restructured loans within the meaning of FASB Statement 15.

                                                        At December 31,                 At June 30,
                                               ----------------------------------      --------------
                                               1996      1995      1994      1994      1993      1992
                                               -----     -----     -----     ----      ----      ----
                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .....................   $  922    $  999    $  928    $1,041    $1,782    $2,000
  Commercial real estate and multi-famil...       --        28       119       120       994       558
  Construction loans ......................       --        --        --        --        --       314
Consumer and other ........................    1,050       776       639       552       685     1,464
                                              ------    ------    ------    ------    ------    ------
   Total non-accrual loans ................   $1,972    $1,803    $1,686    $1,713    $3,461    $4,336
                                              ======    ======    ======    ======    ======    ======

Real estate owned, net ....................   $  112    $  129    $  139    $  376    $1,687    $4,245
Other non-performing assets(1) ............       --        --        --        --       609        --
                                              ------    ------    ------    ------    ------    ------
Total non-performing assets ...............   $2,084    $1,932    $1,825    $2,089    $5,757    $8,581
                                              ======    ======    ======    ======    ======    ======
Total non-accrual to net loans ............     0.64%     0.76%     1.48%     1.43%     2.42%     2.48%
                                              ======    ======    ======    ======    ======    ======
Total non-accrual loans to total assets....     0.30%     0.37%     0.39%     0.39%     0.89%     1.20%
                                              ======    ======    ======    ======    ======    ======
Total non-performing assets to total assets     0.32%     0.39%     0.42%     0.48%     1.48%     2.37%
                                              ======    ======    ======    ======    ======    ======

----------------
(1) Other non-performing assets consists of Third Federal's investment in an administrative building for all dates presented. Such building was sold subsequent to December 31, 1993.

      At December 31, 1996, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

      At December 31, 1996, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Savings Bank's internal watchlist because of potential weakness but that do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      The following table provides further information in regard to the Savings Bank's classified assets as of December 31, 1996.

                                      At
                                 December 31,
                                     1996
                                 ------------
                                (In Thousands)

  Special mention assets......    $       --
  Substandard.................         2,804
  Doubtful assets.............           108
  Loss .......................            --
                                  ----------

     Total classified assets..    $    2,912
                                  ==========

---------------------
(1) Substandard assets include approximately $816,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.

      Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or cost.

      The Savings Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In substance foreclosures are accounted for as loans until such time that title to the collateral is acquired by the Savings Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures.

      Allowances for Loan Losses and Real Estate Acquired in Settlement of Loans. The Savings Bank provides valuation allowances for estimated losses from uncollectible loans and real estate acquired in settlement of loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The Savings Bank's determination as to the amount of its allowance for loan losses is subject to review of the federal regulatory agencies, the OTS and FDIC, which can order the establishment of additional general or specific loan loss reserves. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The Savings Bank provides valuation allowances for losses on real estate acquired in settlement of loans based on the lower of fair value, minus estimated cost to sell, or cost.

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

      The following table sets forth information with respect to the Savings Bank's allowance for loan losses at the dates and for the periods indicated:


                                        For the Years Ended     For the Six Months         For the Year Ended
                                             December 31,        Ended December 31,              June 30,
                                         -----------------       ------------------         ----------------
                                         1996         1995        1994         1994         1993        1992
                                         ----         ----        ----         ----         ----        ----
                                                          (Dollars In Thousands)

Balance at beginning of period          $ 1,484     $ 1,473       $ 1,450     $ 1,656     $ 1,800     $ 1,730

Provision for loan losses .........         330          72            30        (144)         48       1,263
Charge-offs:
  One- to four-family .............          --         (48)           --          --          --          --
  Commercial and multi-family
  real estate loans ...............          --          --            --         (31)       (380)       (684)
  Consumer and other loans(1) .....          (8)        (13)           (7)        (31)       (300)       (679)
Recoveries:
  Commercial and multi-family
  real estate loans ...............          --          --            --          --         413          75
  Consumer and other loans(1) .....          --          --            --          --          75          95
                                        -------     -------       -------     -------     -------     -------
Balance at end of year(2) .........     $ 1,806     $ 1,484       $ 1,473     $ 1,450     $ 1,656     $ 1,800
                                        =======     =======       =======     =======     =======     =======


Ratio of net charge-offs during
  the period to average loans
  outstanding during the period....       0.003%       0.04%         0.01%        .04%        .12%        .57%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period...       91.58%       82.3%         87.3%       84.6%       47.8%       41.5%
Ratio of allowance for loan
  losses to net loans receivable
  at the end of period ............        0.58%       0.62%          1.3%        1.2%        1.2%          1%
Ratio of allowances for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of period......       92.03%       76.8%         81.3%       69.4%       29.5%       30.8%


---------------
(1) Consumer and other loan charge-offs for all periods presented are almost solely comprised of commercial business loan losses.
(2) Third Federal had not incurred any material charge-offs or received any material recoveries on the one-to four-family and consumer loan portfolios for any of the periods presented.

      The following table sets forth the allocation of the Savings Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                      At December 31,                                         At June 30,
                    ----------------------------------------------------- ---------------------------------------------------
                         1996              1995                1994            1994              1993             1992
                   ----------------  ----------------  ------------------ ----------------  --------------- -----------------
                           Percent           Percent              Percent         Percent          Percent           Percent
                           of Loans          of Loans            of Loans         of Loans         of Loans          of Loans
                           to Total          to Total            to Total         to Total         to Total          to Total
                   Amount   Loans    Amount    Loans   Amount     Loans   Amount   Loans    Amount  Loans   Amount    Loans
                   ------  -------  -------  --------  ------    -------  ------  -------   ------  ------  ------   ------

                                                             (Dollars in thousands)
At end of period
 allocated to:
One- to four-
 family........... $ 1,330   73.7%   $1,042     85.1%   $ 990      67.2%  $  958    70.4%   $  788   72.0%  $  793     67.5%
                   -------  -----    ------     ----    -----      ----   ------    ----    ------   ----   ------     ----
Commercial real
 estate and
 multi-family.....     102    5.7        46       4.1     134       9.1      132    10.2      422    10.9      425     12.3
Construction......      24    1.3        24       1.6       8       0.5       12     0.5        2     0.4        2      0.3
Consumer and
  other loans.....     350   19.3       372       9.2     341      23.2      348    18.9      490    17.1      580     19.9
                   -------  -----    ------     ----    -----      ----   ------    ----    ------   ----   ------     ----
Total allowance... $ 1,806  100.0%   $1,484     100.0% $1,473     100.0%  $1,450   100.0%  $1,656  100.0%   $1,800    100.0%


Analysis of the Allowance for Real Estate Owned

                                     At December 31,            At June 30,
                                 -----------------------      ---------------
                                 1996     1995      1994      1994       1993
                                 ----     ----      ----      ----       ----
                                               (Dollars in thousands)
Total real estate owned and in
  judgment, net............      $116     $129      $139      $376      $1,687
                                 ====     ====      ====      ====      ======

Allowance balances - beginning   $ --     $ 11      $ --      $ 40      $  846

Provision..................         3        2        11         1           8

Charge-offs................        --      (13)       --       (41)       (814)
                                 ----     ----      ----      ----      ------

Allowance balances - ending      $  3     $ --      $ 11    $   --      $   40
                                 ====     ====      ====      ====      ======

Allowance for losses on real
estate owned and in judgment
to net real estate owned and in
judgment...................       2.5%      --%      7.9%       --%        2.4%
                                 ====     ====      ====      ====      ======




Investment Activities

      The investment policy of the Savings Bank, which is established by the Board of Directors and implemented by the Asset Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Savings Bank's lending activities. In establishing its investment strategies, the Savings Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors. Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

      OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The Savings Bank's investment policy has policies and strategies for each type of security. The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. At December 31, 1996, the Savings Bank had $38.5 million in securities held for investment consisting of interest-earning deposits due in three months or less, U.S. government and agency obligations. Securities which are categorized as available for sale are carried at the lower of historical cost or market value. At December 31, 1996, the Savings Bank had securities available for sale consisting of U.S. government and agency securities and mutual funds which had a market and book value of $12.7 million. The Savings Bank does not engage in security trading and therefore had no securities in a trading account at December 31, 1996.

      The following table sets forth certain information regarding the amortized cost and market values of the Savings Bank's investments at the dates indicated.

                                                  At December 31,                                        At June 30,
                          --------------------------------------------------------------  ----------------------------------------
                                  1996                 1995                  1994                  1994                 1993
                          -------------------  -------------------  --------------------  --------------------  ------------------
                          Amortized   Market   Amortized    Market   Amortized    Market    Amortized   Market  Amortized   Market
                             Cost     Value       Cost      Value       Cost      Value        Cost     Value      Cost     Value
                          ---------  --------  ---------  ---------  ---------   --------   ---------  -------- ----------  ------
                                                                                  (In Thousands)

Interest-earning deposits $ 38,120   $ 38,120   $15,606    $15,606     $31,898   $31,898    $ 68,733  $ 68,733   $ 51,426  $ 51,426
                           =======    =======    ======     ======      ======    ======     =======   =======    =======   =======

Investment securities
 held to maturity:
  U.S. Government and
   agency obligations...  $34,976   $34,854     $14,475    $14,739     $23,466   $22,558    $  9,470  $  8,957   $ 48,210  $ 48,546
State and political
  subdivisions..........    3,068     3,040       3,140      3,139       3,219     3,080       3,216     3,140      3,862     3,939
Corporate Debt Securities     500       499       6,025      6,002       9,846     9,634      13,173    13,140     20,055    20,477
                          -------   -------     -------    -------     -------   -------    --------  --------   --------  --------
    Total...............  $38,544   $38,393     $23,640    $23,880     $36,531   $35,272    $ 25,859  $ 25,237   $ 72,137  $ 73,039
                          =======   =======     =======    =======     =======   =======    ========  ========   ========  ========

Securities available for
  sale(1):
  U.S. Government and
   agency obligations...  $11,976   $12,015     $14,489    $14,448     $41,460   $40,466     $40,454   $39,765   $     --  $     --
Equity Securities
  (SLMA Stock)..........       10       139          10         98          64        50          10        59         10        77
                          -------   -------     -------    -------     -------   -------    --------  --------   --------  --------
  Mutual funds..........      500       498         500        498         447       486         500       492         --        --
                          -------   -------     -------    -------     -------   -------    --------  --------   --------  --------
    Total...............  $12,486    $12,652    $14,999    $15,044     $41,971   $41,002    $ 40,964  $ 40,316   $     --  $     --
                          =======    =======    =======    =======     =======   =======    ========  ========   ======    ======

-------------------
(1)   Securities designated as held for sale at June 30, 1994.

Investment Portfolio Maturities

      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 1996.

                                                                                                                      Total
                         One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years    Investment Securities(2)
                        ------------------  ------------------  -----------------  -------------------  ---------------------------
                        Carrying   Average  Carrying   Average  Carrying  Average   Carrying  Average   Carrying   Average   Market
                          Value     Yield     Value     Yield    Value     Yield     Value     Yield     Value     Yield     Value
                          -----     -----     -----     -----    -----     -----     -----     -----     -----     -----     -----
                                                                   (Dollars in Thousands)
U.S. Government
  Obligation............  $ 6,010     5.75%  $  4,005     6.32% $     --        --%  $    --      --%  $ 10,015     5.98%  $ 10,015
U. S. Agency Obligations   12,113     5.41      9,235     6.31    13,767      6.97     2,000    8.33     37,115     6.37     36,993
Municipal Obligations...       --       --      3,068     5.33        --        --        --      --      3,068     5.33      3,040
Corporate Obligations...      500     7.22         --       --        --        --        --      --        500     7.22        499
Other Securities(1).....      498     6.08         --       --        --        --        --      --        498     6.08        498
                          -------   ------    -------    -----  --------     -----   -------   -----    -------   ------    -------
  Total.................  $19,121     5.58%   $16,308     6.13% $ 13,767      6.97%  $ 2,000    8.33%  $ 51,196     6.24%  $ 51,045
                           ======   ======     ======    =====   =======     =====    ======   ======    ======   ======     ======

----------------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.
(2) Includes $12.7 million of U.S. Government and Agency obligations and other investments which are carried as available for sale at December 31, 1996. Investment securities available for sale are carried at fair value.

Sources of Funds

      General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Savings Bank's funds for use in lending, investing and other general purposes.

      Deposits. The Savings Bank offers a variety of deposit accounts having a range of interest rates and terms. The Savings Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $31.58 million or 6.7% consist of IRA, Keogh or SEP retirement accounts at December 31, 1996.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Savings Bank's deposits are primarily obtained from areas surrounding its offices, and the Savings Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Savings Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 1996, core deposits amounted to 56.26% of total deposits.

      The following table sets forth the distribution of the Savings Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. The Savings Bank does not have a significant amount of deposits from out-of state sources. Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.

                                                                       At December 31,
                                    -------------------------------------------------------------------------------------------
                                               1996                          1995                            1994
                                    -----------------------------  ----------------------------   -----------------------------
                                                        Weighted                      Weighted                        Weighted
                                              Percent   Average             Percent    Average              Percent    Average
                                              of Total  Nominal             of Total   Nominal              of Total   Nominal
                                    Amount    Deposits    Rate     Amount   Deposits     Rate     Amount    Deposits    Rate
                                    ------    --------   ------    ------   --------    -----     ------    --------   ------

                                                                                           (Dollars in Thousands)

Transaction accounts:
  Interest-bearing checking
   accounts ...................   $ 42,513        9.06%   0.98%   $ 33,581     9.96%     1.57%   $ 33,840      9.73%    1.53%

  Money market accounts........     29,970        6.39    3.54      10,481     3.11      2.75      11,696      3.36     2.95
  Non-interest-bearing
 checking accounts ............      3,741        0.80      --       1,573     0.47        --       1,026      0.30       --
                                  --------     -------            --------  -------  --------    --------
Total transaction accounts.....     76,224       16.25             45,635     13.54                46,562     13.39
Fixed-rate passbook accounts...    127,213       27.12    3.00     120,387    35.72      3.00     136,824     39.36     2.95
Adjustable-rate passbook
 accounts .....................     60,452       12.89    4.88      68,247    20.25      4.74      77,198     22.21     5.11
      Total ...................    187,665       40.01             234,269    69.51   260,584       74.96
                                  --------     -------            --------  -------  --------    --------
Certificate accounts:
  90-day certificates .........      2,354        0.50    3.96       4,541     1.35      4.05       1,034      0.30     3.22
  Six-month certificates.......     18,861        4.02    4.44      10,351     3.07      4.10      14,604      4.20     3.47
  Seven-month certificates.....      3,555        0.76    4.93          --       --        --          --        --       --
  Nine-month certificates......     13,116        2.80    4.96       5,144     1.53      5.86         646      0.19     3.65
  Ten-month certificates.......     19,341        4.12    5.29          --       --        --          --        --       --
  One-year certificates........     55,586       11.85    5.28      17,409     5.16      5.08      20,076      5.77     3.67
  15-month certificates .......      1,450        0.31    5.54          --       --        --          --        --       --
  17-month certificates .......      8,801        1.88    5.53       7,515     2.23      5.75          --        --       --
  18-month certificates .......      5,052        1.08    4.83      12,004     3.56      6.07       4,378      1.26     4.54
  21-month certificates .......        677        0.14    5.20          --       --        --          --        --       --
  Two-year certificates........     22,632        4.82    5.65       6,139     1.82      4.99       5,948      1.71     4.14
  25-month certificates .......      8,666        1.85    5.81          --       --        --          --        --       --
  30-month certificates .......      8,539        1.82    5.45       7,371     2.19      4.54       8,884      2.55     3.83
  Three-year certificates......      9,628        2.05    5.55       5,442     1.61      4.55       6,236      1.79     4.52
  Four year certificates.......      2,645        0.56    5.48         929     0.27      5.33       1,628      0.47     6.38
  54 month certificates .......      1,975        0.42    5.83       1,921     0.57      5.80          --        --       --
  Five year certificates.......     19,356        4.13    5.35      18,274     5.42      5.66      18,812      5.41     6.07
  Six-year certificates .......        211        0.04    5.34          --       --        --          --        --       --
  Seven-year certificates .....          1          --    7.30          --       --        --          --        --       --
  Eight-year certificates .....         99        0.02    5.80         105     0.03      5.83         236      0.07     6.37
  10-year .....................      1,398        0.30    7.85       1,050     0.31      7.88       1,422      0.41     8.12
  Jumbo certificates(1) .......      1,256        0.27    5.40       4,436     1.32      5.12       2,942      0.85     5.36
                                  --------      ------    ----    --------   ------      ----    --------     -----     ----
     Total certificate accounts    205,199       43.74    5.30     102,800    30.49      5.22      87,047     25.04     4.52
                                  --------      ------    ----    --------   ------      ----    --------     -----     ----
Total deposits ................   $469,088      100.00%   4.08%   $337,069   100.00%     3.87%   $347,631     100.0     3.67%
                                  ========      ======    ====    ========   ======      ====    ========     =====     ====


                                                                              At June 30,
                                    ----------------------------------------------------------------------------------------------
                                                1994                             1993                           1992
                                    -------------------------------    ------------------------------  --------------------------
                                                           Weighted                          Weighted                    Weighted
                                               Percent     Average              Percent      Average            Percent   Average
                                               of Total    Nominal             of Total      Nominal            of Total  Nominal
                                    Amount     Deposits     Rate      Amount    Deposits      Rate     Amount   Deposits    Rate
                                    ------     --------     ----      ------    --------      ----     ------   --------    ----
                                                                        (Dollars in Thousands)
Transaction accounts:
  Interest-bearing checking
    accounts ..................   $ 33,522        9.13%     1.47%  $  34,659      9.89%       2.30%  $  28,287      8.68%   3.15%
  Money market accounts........     12,131        3.30      2.72      12,543      3.58        2.71      15,454      4.74    3.51
  Non-interest-bearing checking
    accounts ..................        658         .18        --         180       .05          --       3,460      1.06      --
                                  --------      ------              --------    ------                --------    ------

Total transaction accounts.....     46,311       12.61        --      47,382     13.52          --      47,201     14.48      --

Fixed-rate passbook accounts...    151,121       41.17      2.95     143,936     41.09        3.20     138,601     42.51    4.56
                                                                    --------    ------                --------    ------
Adjustable-rate passbook
  accounts ....................     79,373       21.62      4.16      52,721     15.05        4.14          --        --      --
                                  --------      ------
      Total ...................    276,805       75.40               244,039     69.66                 185,802     56.99      --
                                  --------      ------              --------    ------                --------    ------
Certificate accounts:
  90-day certificates .........        929         .25      2.75       1,307       .36        2.71       2,092       .64    3.66
  Six-month certificates.......     16,325        4.45      2.74      19,837      5.66        2.88      28,070      8.61    3.99
  Nine-month certificates .....        887         .24      2.91       1,213       .35        3.06       1,657       .51    4.45
  One-year certificates........     21,632        5.89      3.12      24,700      7.05        3.68      37,810     11.60    5.16
  18-month certificates .......      2,514         .69      3.36       2,423       .69        3.75       5,255      1.61    6.22
  Two-year certificates .......      5,033        1.37      3.67       4,987      1.42        4.78       7,727      2.37    6.81
  30-month certificates .......      9,888        2.69      3.85      12,262      3.50        5.07      15,638      4.80    6.89
  Three-year certificates......      6,867        1.87      4.73       8,991      2.57        6.37       9,249      2.84    7.03
  Four year certificates.......      2,045         .56      7.26       3,381       .97        7.74       3,980      1.22    8.13
  Five year certificates.......     18,972        5.17      6.26      23,760      6.78        7.74      21,214      6.50    8.01
  Six-year certificates .......        214         .06      7.46         302       .09        5.64         376       .11    7.86
  Eight-year certificates......      1,761         .48      8.11         412       .12        7.36         406       .12    7.46
  10-year .....................         51         .01      8.02       1,452       .41        8.36       1,338       .41    8.40
  Jumbo certificates(1) .......      3,210         .87      5.29       1,262       .37        3.93       5,439      1.67    5.40
                                  --------      ------      ----    --------    ------        ----    --------    ------    ----
     Total certificate accounts     90,328       24.60      4.25     106,289     30.34        4.90     140,251     43.01    5.80
                                  --------      ------      ----    --------    ------        ----    --------    ------    ----
Total deposits ................   $367,133      100.00%     3.38%   $350,328    100.00%       3.74%   $326,053    100.00%   4.87%
                                  ========      ======      ====    ========    ======        ====    ========    ======    ====

      At December 31, 1996, the Savings Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                    Amount
                                                    ------
Maturing Period                                 (In Thousands)
---------------
Three months or less..........................     $  1,070
Over three through six months.................        1,066
Over six through 12 months....................        3,115
Over 12 months................................        3,313
                                                    -------
    Total.....................................     $  8,564
                                                    =======


      The following table presents, by various rate categories, the amount of time deposits outstanding at December 31, 1996, 1995 and 1994, and June 30, 1994 and 1993, and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                          Period to Maturity from
                             December 31, 1996
                     --------------------------------
                     Within
                       One     One to                         At December 31,             At June 30,
                      Year   Three Years   Thereafter    1996      1995       1994       1994      1993
                     ------  -----------  -----------   -------   ------     ------      ----      ----

                                                        (In Thousands)
Time deposits:
  2.00% to 2.99% .   $      1   $     16   $     --         17   $    273   $  5,306   $ 28,708   $ 21,144
  3.00% to 3.99% .      2,803        124         --      2,927     11,711     39,120     27,946     29,598
  4.00% to 4.99% .     49,007     11,633        715     61,355     27,319     11,296     10,031      4,987
  5.00% to 5.99% .     80,058     44,590      5,287    129,935     49,298     20,837      8,844     12,564
  6.00% to 6.99% .      5,535      2,498      1,600      9,633     11,578      2,204      3,874      8,991
  7.00% to 7.99% .        334         95        199        628      1,886      6,541      8,064     27,553
  8.00% to 8.99% .         43        553         --        596        735      1,551         --         --
  9.00% to 9.99% .         30         78         --        108         --        192      2,861      1,452
                     --------   --------   --------   --------   --------  ---------   --------   --------
       Total .....   $137,811   $ 59,587   $  7,801   $205,199   $102,800   $ 87,047   $ 90,328   $106,289
                     ========   ========   ========   ========   ========  =========   ========   ========

Borrowings

      Deposits are the primary source of funds of the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Savings Bank's stock in the FHLB of Pittsburgh and a portion of the Savings Bank's first mortgage loans and certain other assets. The Savings Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The following table sets forth the maximum month-end balance period and balance, and weighted average balance of outstanding FHLB advances at the dates and for the periods indicated, together with the applicable weighted average interest rates.

                                           At December 31,                  At June 30,
                              ---------------------------------           -------------
                                   1996        1995      1994             1994     1993
                                -----------  ---------  ------            ----     ----
                                                     (Dollars in Thousands)

FHLB advances...............      $98,359    $73,359    $    --          $ 900     $3,900
                                   ======     ======     ======           ====      =====


Weighted average interest rate      5.98%      6.07%        --%          9.80%      7.98%


                                                             Six Months
                                                               Ended
                                Years Ended December 31,    December 31,       Year Ended June 30,
                                -----------------------     -----------        -------------------
                                   1996         1995            1994           1994          1993
                                   ----         ----            ----           ----          ----
                                                     (Dollars in Thousands)
Maximum balance of
 FHLB advances outstanding       $ 98,359      $73,359         $     --       $3,900        $4,800
                                  =======       ======          =======        =====         =====
Weighted average balance of
FHLB advances outstanding.       $ 89,343      $16,171         $     --       $2,650        $4,125
                                  =======       ======          =======        =====         =====
Weighted average interest rate
of FHLB advances                    5.99%        6.22%               --%        7.98%         8.10%
                                  ======         ====           =======         ====          ====


Subsidiary Activity

      Third Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1996, Third Federal was authorized to invest up to approximately $13.0 million in the stock of, or loans to, service corporations (based upon the 2% limitation). At December 31, 1996, the Savings Bank had no active subsidiaries.

Personnel

      As of December 31, 1996, the Savings Bank had 139 full-time and 18 part-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

Executive Officers of the Registrant

      Executive Officers of the Savings Bank and Company (these individuals have held their respective positions with the Company since March 1994):

      Carl F. Gregory is Chairman of the Savings Bank. Mr. Gregory was Chief Executive Officer of the Savings Bank and of the Company from April 1982 until December 1994. He has been with the Savings Bank since 1962 and will continue to represent Third Federal throughout the communities that the Savings Bank serves in his role as Chairman of the Savings Bank and Director of the Company.

      John R. Stranford has been with the Savings Bank since 1968. He presently serves as President, Chief Executive Officer, Chief Operating Officer and Director of the Savings Bank and Company. Mr. Stranford has served as Chief Operating Officer of the Savings Bank since 1984 and President of the Savings Bank since January 1994. Prior to that time he served in various capacities as an officer of the Savings Bank.

      William C. Niemczura has been with the Savings Bank as an officer since 1987. Prior to his current position as Senior Vice President and Chief Financial Officer, Mr. Niemczura was Asst. Vice President and Vice President-Lending. Mr. Niemczura is Senior Vice President, Treasurer and Chief Financial Officer of the Company.

      Elizabeth Davidson Maier is Senior Vice President and Secretary of the Savings Bank and the Company and has been with the Savings Bank since 1964. Ms. Maier has been an officer of the Savings Bank since 1974. Prior to that, Ms. Maier held various positions at the Savings Bank.

      The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                  REGULATION

      Set forth below is a brief description of all materials laws and regulations which relate to the regulation of the Savings Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Savings Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

      QTL Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Savings Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

      Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

      FIRREA amended provisions of the Bank Holding Company Act of 1956 ("BHCA") to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. FDICIA further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

      Federal Securities Law. Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Savings Bank Regulation

      General. As a federally chartered, SAIF-insured savings association, the Savings Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Savings Bank and prepares reports for the consideration of the Savings Bank's Board of Directors on any deficiencies that they find in the Savings Bank's operations. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Savings Bank's mortgage documents.

      The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Savings Bank and their operations. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

      Insurance of Deposit Accounts. The Savings Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). FIRREA, enacted in 1989, gave the FDIC the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital.
However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

      Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Savings Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to be maintained at the designated reserve ratio of 1.25% of SAIF- insured deposits.

      Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums. Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately .657% of deposits held on March 31, 1995. The Savings Bank recorded a $2.2 million pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately 0.13% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      The following table sets forth the Savings Bank's compliance with its regulatory capital requirements as of December 31, 1996:

                                                      Amount      Percent
                                                      ------      -------
                                                    (Dollars in Thousands)

Tangible capital.................................    $ 50,103      7.78%
Tangible capital requirement.....................       9,655       1.50
                                                      -------      -----

Excess over requirement..........................    $ 40,448      6.28%
                                                      =======     =====

Core Capital.....................................    $ 50,103      7.78%
Core Capital requirement.........................      19,310       3.00
                                                      -------      -----

Excess over requirement..........................    $ 30,793      4.78%
                                                      =======     =====

Risk-based capital...............................    $ 51,909     17.70%
Risk-based capital requirement...................      23,468       8.00
                                                      -------      -----

Excess over requirement..........................    $ 28,441      9.70%
                                                      =======     =====



      Net Portfolio Value Analysis. In recent years, the Savings Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off-balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires institutions with assets of $500 million or more to compute estimated changes in net interest income over a four-quarter period. These computations estimate the effect on an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates.

      At December 31, 1996, Third Federal's Board of Directors had adopted interest rate risk target limits which established maximum potential decreases in the Savings Bank's NPV of 20%, 30%, 40% and 50% in the event of 1%, 2%, 3% and 4% immediate and sustained increases in market interest rates, respectively. At that date, the target limits also provided for maximum potential decreases of 5%, 10%, 15% and 20% in the Savings Bank's NPV in the event of 1%, 2%, 3% and 4% immediate and sustained decreases in market interest rates, respectively. These target limits indicate that the Savings Bank's NPV could be adversely affected by changes in interest rates. The Savings Bank's interest rate risk target limits are reviewed by the Board of Directors at least quarterly and are regularly changed in light of market conditions and other factors.

      While management did not believe that Third Federal's NPV would have been subject to decreases in excess of the percentages set forth in the Savings Bank's interest rate risk target limits at

December 31, 1996, management cannot predict future interest rates or their effect on the Savings Bank's NPV in the future. Computations of prospective effects of hypothetical interest rate changes generally are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Further, the computations may not contemplate any actions the Savings Bank may undertake in response to changes in interest rates. Certain shortcomings may be inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types, such as ARMs indexed to the cost of funds may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates during the initial term and over the remaining life of the asset. In addition, the proportion of adjustable-rate loans in the Savings Bank's portfolios could decrease in future periods due to refinancing activity if market interest rates remain at or decrease below current levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

      Based on its interest rate risk position as measured by the OTS, at December 31, 1996, the Savings Bank was not subject to any increased capital requirements.

      Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Immediately upon becoming undercapitalized, an institution shall become subject to various restrictions and could be subject to additional supervisory actions.

        The Savings Bank is currently a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the

Company. In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Savings Bank below the amount required for the liquidation account to be established pursuant to the Savings Bank's Plan of Conversion.

      Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 1996, the Savings Bank was in compliance with its QTL requirement with 88.0% of its assets invested in QTIs .

      A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Loans-to-One Borrower. Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans-to-one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Savings Bank is in compliance with this requirement.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At December 31, 1996, the Savings Bank's liquidity ratio was 24.16%.

      Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Savings Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1996, the Savings Bank's total transaction accounts required a reserve level of $750,000 which was entirely offset by the Bank's vault cash on hand.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Savings Bank had no such borrowings at December 31, 1996.

Item  2.  Description of Property
---------------------------------

    The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. The Savings Bank operates from its main office and 13 branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Savings Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third-party and the other is used as a parking lot for employees and tenants of Third Federal. The net book value of the two lots was $117,000 at December 31, 1996. In addition, the Savings Bank owns a vacant lot at Newtown Yardley Road and Friends Lane, Newtown, Pennsylvania. This lot was purchased in 1993 for future expansion and had a net book value of $1.6 million at December 31, 1996.

      The following table sets forth certain information regarding the Savings Bank's properties:

                          Leased or                                    Leased or
    Location                Owned            Location                     Owned
    --------              ---------          --------                  ---------

MAIN OFFICE
  Newtown Office
  3 Penns Trail
  Newtown, PA 18940          Owned



 BRANCH OFFICES                          950 Newtown Yardley Road        Leased
  Frankford Office                       Newtown, Pennsylvania 18940
  4625 Frankford Avenue
  Philadelphia, PA 19124     Owned


  Princeton Shopping Center
  301 N. Harrison Street                 2075 Pennington Road
  Princeton, NJ 08540       Leased       Trenton, NJ 08618               Owned

                          Leased or                              Leased or
    Location                Owned            Location              Owned
    --------              ---------          --------            ---------


                                         Mayfair Office
  1850 Route 33                          Roosevelt Blvd. at Unruh
  Hamilton Square, NJ 08690  Owned       Philadelphia, PA 19149    Owned


  Fishtown Office                        Doylestown Office
  York & Memphis Streets                 60 North Main Street
  Philadelphia, PA 19125     Owned       Doylestown, PA 18901      Owned

  Cross Keys Office                      Administrative Office
  834 North Easton Highway               62 Walker Lane
  Doylestown, PA 18901       Owned       Newtown, PA 18940(1)      Owned

  Woodhaven Office                       Warminster Office
  Knights Road Center                    601 Louis Drive
  4014 Woodhaven Road                    Warminster, PA 18974      Owned
  Philadelphia, PA 19154     Leased

  Bridgesburg Office                     Feasterville Office
  Orthodox & Almond Streets              Buck Hotel Complex
  Philadelphia, PA 19137     Owned       Feasterville, PA 19053    Owned


  New Britain Office
  100 Town Center
  New Britain, PA 18901      Leased

--------------------------------------
(1) This office serves as administrative offices, check processing, training center, mail processing and storage center for the Savings Bank
(2)   Includes $1.6 million in excess land held for future expansion.
(3)   Includes $117,000 for two lots and building behind main office.


Item 3.  Legal Proceedings
--------------------------

      Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

      Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1996 Annual Report to Stockholders on pages 1 and 2, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The above-captioned information appears under "Selected Financial and Other Data" in the Registrant's 1996 Annual Report to Stockholders on page 5, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
-------------------------------------------------------------------------------
of Operations
-------------

Rate/Volume Analysis

      The table below sets forth certain information regarding changes in interest income and interest expense of the Savings Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) total changes in rate-volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.



                            Years Ended           Twelve Months Ended
                        December 31 December 31    December 31, June 30                        Year Ended June 30,
                        -----------------------   ---------------------            --------------------------------------------
                          1996    vs  1995           1995   vs   1994              1994   vs  1993            1993    vs  1992
                        -----------------------   ---------------------           -------------------       -------------------
                         Increase (Decrease)        Increase (Decrease)          Increase (Decrease)       Increase (Decrease)
                                Due to                     Due to                       Due to                      Due to
                        -----------------------   ---------------------          -------------------       -------------------
                           Volume     Rate    Net     Volume   Rate      Net     Volume    Rate      Net    Volume    Rate      Net
                        ----------  -------- ----     ------   ----      ---    -------- ---------- -----   -------  -------   -----
Interest Income:                                                                      (In Thousands)
 Loans receivable.....     $1,645   $  (30)  $11,615  $  853  $ (315)  $  538   $(1,431)  $(1,734) $(3,165) $(2,604) $(624) $(3,228)
 Mortgage-backed
  securities(1........       (699)    (137)     (836)  3,506     474    3,980     1,295        (7)   1,288    1,223    (807)    416
 Investment securities(1)    (982)     --       (982)   (401)    211     (190)      894      (436)     458    1,441  (1,025)    416
 Other interest-earning
   assets.............        (14)    (424)     (438)     50     736      786       (84)      139       55      591    (843)   (252)
                            ------  ------    ------     ---   -----    -----   ------    ------   ------   ------   -----    -----
    Total interest-
     earning assets...     $9,950   $ (591)  $ 9,359  $4,008  $1,106   $5,114    $  674   $(2,038) $(1,364) $   651 $(3,299)$(2,648)
                             =====   =====     =====   =====   =====    =====     =====    ======   ======   ======  ======  ======


Interest Expense:
 Savings deposits.....     $ 1,734  $ (363)  $ 1,371  $ (724) $1,547   $  823    $1,343   $(2,822) $(1,479) $1,473  $(5,332)$(3,859)

 Borrowed money.......       4,866     157     5,023     848     (57)     791      (118)       28      (90)   (456)    (234)   (690)
                           -------  ------    ------   ----- ------     -----    -----    ------   ------   -----    -----    -----
    Total interest bearing
      liabilities.....     $ 6,600  $ (206)  $ 6,394  $  124  $1,490   $1,614    $1,225   $(2,794) $(1,569) $1,017  $(5,566)$(4,549)
                            ======   ======   ======   =====   =====    =====     =====    ======   ======   =====   ======  ======


Net change in interest
  income..............     $ 3,350  $ (385)  $ 2,965  $3,884  $(384)   $3,500   $ (551)   $   756  $   205  $ (366) $ 2,267 $ 1,901
                            ======   =====    ======   =====  =====     =====    =====     ======   ======   ======  ======  ======



      ---------------------
      (1)   Includes intest income on investment securities held for sale.

      The remaining above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1996 Annual Report to Stockholders on pages 8 through 20 and is incorporated herein by reference.

Item 8.  Financial Statements
------------------------------

      The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries are included in the Registrant's 1996 Annual Report to Stockholders on pages 24 through 63 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------------
Disclosure
----------

      None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the section captioned "Information with Respect to Nominee for Director, Directors Continuing in Office and Executive Officers -- Election of Directors" at pages 4 to 6 of the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      Additional information concerning executive officers is included under "Item 1. Business -- Executive Officers of the Registrant."


Item 11.  Executive Compensation
--------------------------------

      The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 7 through 11.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 3 and 4.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 14.

                                    PART IV

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)   The following documents are filed as a part of this report:

      (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.


                                                                                        PAGE

Independent Auditors' Report.....................................................        23

Consolidated Statements of Financial Position as of December 31, 1996 and 1995...        24

Consolidated Statements of Earnings For the Years Ended
  December 31, 1996 and 1995 and the six months ended December 31, 1994 and the
  Year Ended June 30, 1994 ......................................................        25

Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996 and 1995, the six months ended December
 31, 1994 and the Year Ended June 30, 1994.......................................        26

Consolidated  Statements of Cash Flows for the Years Ended December 31, 1996 and
 1995, the six months ended December 31, 1994 and the Year Ended June 30, 19928

Notes to Consolidated Financial Statements.......................................        30



      The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

            (a)   The following exhibits are filed as part of this report.
       3.1 Certificate of Incorporation of TF Financial Corporation* 3.2 Bylaws of TF Financial Corporation* 4.0 Stock Certificate of TF Financial Corporation*
      10.1 Form of Third Federal Savings and Loan Association Management Stock Bonus Plan*
      10.2  Form of TF Financial Corporation 1994 Stock Option Plan*
      10.3  Third Federal  Savings Bank  Directors  Consultation  and Retirement
            Plan**
      10.4  TF Financial Corporation Incentive Compensation Plan**
      10.5  Severance Agreement with John R. Stranford**
      10.6  Severance Agreement with Francis J. Poiesz**
      10.7  Severance Agreement with William C. Niemczura**
      11.0  Statement re Computation of Per Share Earnings
      13.0  1996 Annual Report to Stockholders

      21.0  Subsidiary Information
      23.0  Consent of Independent Auditor

            (b)   Reports on Form 8-K.

                  The Registrant filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 1996:

                  1) Form 8-K/A No.1, Item 2, dated September 20, 1996, filed with the SEC to report the acquisition of certain assets and the assumption of certain liabilities of three branch offices of Cenlar.

                  2) Form 8-K/A No. 2, Item 7, dated September 20, 1996, filed with the SEC to file the financial statements of acquired business and certain pro forma financial information with respect to the acquisition of certain assets and the assumption of certain liabilities of three branch offices of Cenlar.

                  3) Form 8-K Item 5, dated October 23, 1996, filed with the SEC to report the commencement of a repurchase program covering up to 5% of the Registrant's outstanding common stock.

---------------------------
*    Incorporated   herein  by   reference   from  the  Exhibits  to  Form  S-1,
     Registration Statement, File No. 33-76960.
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TF FINANCIAL CORPORATION

Dated:  March 26, 1997                   By:/s/ John R. Stranford
                                            ----------------------------------
                                            John R. Stranford
                                            President, Chief Executive
                                               Officer and Director
                                            (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ John R. Stranford              By: /s/ William C. Niemczura
      ----------------------------------    ---------------------------------
      John R. Stranford                     William C. Niemczura
      President, Chief Executive Officer    Senior Vice President, Chief
        and Director                        Financial Officer and Treasurer
      (Principal Executive Officer)         (Principal Financial and Accounting
                                                Officer)

Date: March 26, 1997                     Date: March 26, 1997


By:   /s/ Carl F. Gregory                By:/s/ Robert N. Dusek
      ----------------------------------    -----------------------------------
      Carl F. Gregory                       Robert N. Dusek
      Director                              Chairman of the Board

Date: March 26, 1997                     Date: March 26, 1997


By:   /s/ Thomas J. Gola                 By:/s/ George A. Olsen
      ---------------------------------     -----------------------------------
      Thomas J. Gola                        George A. Olsen
      Director                              Director

Date: March 26, 1997                     Date: March 26, 1997