Form 10-Q
period 1997-03-31
TF FINANCIAL CORP
filed 1997-05-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                                 ---------------
                             WASHINGTON, D.C. 20549


                                    FORM lO-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                               -----------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    --------------------

                         Commission file number      0-24168
                                                  --------------

                            TF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                     74-2705050
-------------------------------------------------   ---------------------------
   (State or other jurisdiction of incorporation       (I.R.S. employer
               or organization)                        identification no.)

3 Penns Trail, Newtown, Pennsylvania                      18940
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         215-579-4000
                                                       --------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

                    Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes      X      No
                                                         -----         -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date May 12, 1997

         Class                                          Outstanding
-----------------------------                      ------------------------

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED March 31, 1997


                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item    1.      Unaudited Consolidated Financial Statements and Notes Thereto     1
Item    2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               7

PART II- OTHER INFORMATION

Item    1.      Legal Proceedings                                                12
Item    2.      Changes in Securities                                            12
Item    3.      Defaults upon Senior Securities                                  12
Item    4.      Submission of Matters to a Vote of Security Holders              12
Item    5.      Other Materially Important Events                                12
Item    6.      Exhibits and Reports on Form 8-K                                 12
SIGNATURES


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)



                                                                              March 31,  December 31,
ASSETS                                                                          1997        1996
                                                                            ----------   ------------
Cash and cash equivalents                                                   $  18,571    $  54,132
Securities purchased under agreements to resell                                17,107       25,129
Certificates of deposit in other financial institutions                         4,695        4,220
Investment securities available for sale - at market value                     18,540       12,652
Investment securities held to maturity (market value of $55,589 and         $  56,116       43,462
   respectively, for the periods shown)
Mortgage-backed  securities  available for sale - at market  value             23,575       22,027
Mortgage-backed securities held to maturity (market value of $163,097 and
    $153,269 respectively, for the periods shown)                             165,049      153,758
Loans receivable, net                                                         317,967      309,570
Accrued interest receivable                                                     4,258        4,247
Goodwill/Core deposit intangible                                                8,987        9,232
Premises and equipment, net                                                     7,941        8,002
Other assets                                                                    1,562        1,422
                                                                            ---------    ---------
               Total Assets                                                 $ 644,368    $ 647,853
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                 $ 460,910    $ 469,088
   Advances from the Federal Home Loan Bank                                   103,359       98,359
   Advances from borrowers for taxes and insurance                              2,093        2,364
   Accrued interest payable                                                     4,282        2,030
   Other liabilities                                                            3,861        3,437
                                                                            ---------    ---------
               Total Liabilities                                              574,505      575,278
                                                                            ---------    ---------

Commitments and contingencies                                                      --           --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                              --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 3,774,816 and 3,962,544 shares outstanding at March 31, 1997 and December 31, 1996, net of treasury shares of
       1,202,614 and 1,008,614 respectively                                       529          529
   Additional paid-in capital                                                  51,702       51,645
   Net unrealized gain (loss) on investment securities available for sale        (326)        (127)
   Unearned ESOP shares - at cost                                              (3,125)      (3,188)
   Shares acquired by MSBP                                                     (1,216)      (1,322)
   Treasury stock - at cost                                                   (18,225)     (14,712)
   Retained earnings                                                           40,524       39,750
                                                                            ---------    ---------
               Total Stockholders' Equity                                      69,863       72,575
                                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 644,368    $ 647,853
                                                                            =========    =========

See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)

                                                                       For Three Months
                                                                        Ended March 31,
                                                                        1997       1996
                                                                       ------     ------

Interest income
   Loans                                                              $ 6,192    $ 5,280
   Mortgage-backed securities                                           3,108      2,769
   Investment securities                                                1,567        632
   Interest bearing deposits and other                                    308        309
                                                                      -------    -------
                                         TOTAL INTEREST INCOME         11,175      8,990
Interest expense
   Deposits                                                             4,657      3,178
   Borrowings                                                           1,457      1,404
                                                                      -------    -------
                                        TOTAL INTEREST EXPENSE          6,114      4,582
   NET INTEREST INCOME                                                  5,061      4,408
Provision for loan losses                                                 105         30
                                                                      -------    -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  4,956      4,378
Non-interest income
   Gain on sale of real estate acquired through foreclosure                 0        114
   Gain on sale of investment and mortgage-backed securities               73        223
   Gain (loss) on sale of loans                                            (1)         0
   Service fees, charges and other operating income                       318        354
                                                                      -------    -------
          TOTAL NON-INTEREST INCOME                                       390        691
Non-interest expense
   Employee compensation and benefits                                   1,673      1,423
   Occupancy and equipment                                                445        350
   Federal deposit insurance premium                                       77        196
   Data processing                                                        180        119
   Professional fees                                                      133        124
   Goodwill and other intangible amortization                             244          0
   Provision for losses on real estate acquired through foreclosure         0          0
   Advertising                                                             98         75
   Other operating                                                        558        459
                                                                      -------    -------
        TOTAL NON-INTEREST EXPENSE                                      3,408      2,746
        INCOME BEFORE INCOME TAX EXPENSE                                1,938      2,323
Income tax expense                                                        774        929
                                                                      -------    -------
   NET INCOME                                                         $ 1,164    $ 1,394
                                                                      =======    =======

Per share data
   Earnings  per share                                                   0.29       0.32
   Earnings  per share after cumulative changes                          0.29       0.32
Weighted average number of shares outstanding                           4,064      4,297



See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        For the Three Months
                                                                           Ended March 31
                                                                        --------------------
                                                                          1997       1996
                                                                        --------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $  1,164    $  1,394
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of:
      Mortgage loan servicing rights                                         23           0
      Deferred loan origination fees                                        (43)        (34)
         Premiums and discounts on investment securities, net                (7)         (8)
         Premiums and discounts on mortgage-backed securities and
         loans. net                                                         (11)         14
      Amortization of goodwill and core deposit intangible                  244           0
Provision for loan losses and provision for losses on real estate           105          30
   Depreciation of premises and equipment                                   173         132
   Recognition of ESOP and MSBP expenses                                    228         220
   (Gain)/Loss on sale of mortgage-backed securities -
    available for sale                                                      (73)          0
   (Gain) loss on the sale of investment securities                           0        (223)
   (Gain)/Loss on sale of real estate acquired through foreclosure            0        (114)
   (Gain)/Loss on sale of mortgage loans                                      1           0
   Decrease (increase) in
         Accrued interest receivable                                        (11)        153
         Other assets                                                      (120)       (273)
   Increase (decrease) in
         Accrued interest payable                                         2,251       1,726
         Other liabilities                                                  552         533
                                                                       --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,476       3,550

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal payments on loans, net                   (2,822)    (12,606)
Purchases of loans                                                      (12,211)    (35,158)
Proceeds from loan sales                                                  6,518           0
Purchases and maturities of certificates of deposit in other
   financial institutions, net                                             (475)        200
Purchases and maturities of securities purchased under
   agreements to resell, net                                              8,022           0
Purchases of investment securities - available for sale                  (6,982)          0
Purchases of mortgage-backed securities - available for sale             (4,935)          0
Purchases of investment securities held to maturity                     (45,425)     (3,724)
Purchase of mortgage-backed securities - held to maturity               (15,071)          0
Proceeds from maturities of investment securities held to maturity       30,680       4,297
Proceeds from maturities of investment securities available for sale      1,350       7,000
Principal repayments from maturities of mortgage-backed securities-
   held to maturity                                                       5,811       6,224
Principal repayments from maturities of mortgage-backed securities-
   available for sale                                                       571       1,041
Proceeds from the sale of mortgage-backed securities -
   available for sale                                                     2,647       5,338

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                    1997        1996
                                                                                  --------    --------


  Purchase of premises and equipment                                              $   (112)   $    (22)
                                                                                  --------    --------
  Purchases and redemptions of Federal Home Loan Bank Stock, net                      (250)     (1,250)
  Proceeds from sales of real estate acquired through foreclosure                        0         439
  NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                             (32,684)    (28,221)


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits/NOW accounts,
  passbook savings accounts and certificates of deposit                           $ (8,178)   $    923
  Advances from Federal Home Loan Bank - net                                         5,000      25,000
  Net (decrease) increase in advances from borrowers for taxes
     and insurance                                                                    (271)       (103)
  Purchase of treasury stock                                                        (3,513)         (0)
  Common stock cash dividend                                                          (391)       (288)

  NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                                        (7,353)     25,532

  NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                       (35,561)        861

  Cash and cash equivalents at beginning of period                                  54,132      27,032

  Cash and cash equivalents at end of period                                      $ 18,571    $ 27,893
                                                                                  --------    --------

  Supplemental disclosure of cash flow information
     Cash paid for
        Interest on deposits and advances                                         $  3,863    $  2,856
        Income taxes                                                              $     47    $    296
     Non-cash transactions
       Transfers from loans to real estate acquired
        through foreclosure                                                       $     39    $     32




See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of March 31, 1997, December 31, 1996 and for the three month period ended March 31, 1997 and 1996 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporations' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 3 - IMPAIRED LOANS

      On January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

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

      Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate, or by valuing the underlying collateral. An allowance for credit losses has been established for all loans identified as impaired. The recorded investment in impaired loans and the valuation for credit losses are as follows:

               (in thousands)           March 31, 1997
Principal amount of impaired loans           603
Accrued interest                              --
Deferred loan costs                           --
                                            ----
     Subtotal                               $603
                                            ----
Less valuation allowance                     128
                                            ----
     Total                                  $475
                                            ====

       The average recorded investment in impaired loans during the quarter ended March 31, 1997 was $606,000. Total cash collected on impaired loans during the quarter ended March 31, 1997 was $10,000 of which $7,000 was credited to the principal balance outstanding on such loans and $3,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $13,000. Interest income recognized during the quarter was $3,000.

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

NOTE 5 -ACQUISITIONS

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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at March 31, 1997 and December 31, 1996 totaled $644.4 million and $647.9 million, respectively, a decrease of $3.5 million, or
 .5%, for the three month period. This decrease was primarily as a result of the $35.5 million, or 65.6%, decrease in cash and cash equivalents along with the $8.0 million, or 31.9%, decrease in securities purchased under agreements to resell. The decrease was partially offset by the increase in investment securities of $18.6 million or 33.2%, along with the $12.8 million, or 7.3%, increase in mortgage-backed securities coupled with the $8.4 million, or 2.7%, increase in loans receivable for the three month period ended March 31, 1997. This net decrease in assets was primarily the result of the decrease in total savings deposits at March 31, 1997 of $8.2 million or, 1.8%, to $460.9 million as compared to savings deposits of $469.1 million as of December 31, 1996. This decrease was partially offset by $5.0 million increase in Federal Home Loan Bank advances. The decrease in cash and cash equivalents and securities purchased under agreements to resell funded the increases in investment securities, mortgage-backed securities and loans receivable in addition to funding the net decrease in deposits for the period.

The increase in loans receivable of $8.4 million, or 2.7%, to $318.0 million at March 31, 1997 from $309.6 million at December 31, 1996 was primarily the result of the origination of $11.9 million in mortgage loans coupled with the purchase of $12.1 million in mortgage loans, partially offset by the sale of $6.6 million in mortgage loans coupled with the repayment of $9.0 million in mortgage loans.

The increase in mortgage-backed securities of $12.8 million or 7.3% to $188.6 million at March 31, 1997 from $175.8 million at December 31, 1996 was primarily the result of the purchase of $20.0 million of mortgage-backed securities which was partially offset by principal repayments from maturities along with the sale of the mortgage-backed securities.

Investment securities at March 31, 1997, totaled $74.7 million, which represents a increase of $18.6 million or 33.2% as compared to $56.1 million at December 31, 1996.

Total consolidated stockholders' equity of the Corporation decreased $2.7 million to $69.9 million at March 31, 1997 from $72.6 million at December 31, 1996. The 3.7% decrease is primarily attributed to the repurchase of 194,000 shares of the Corporation's outstanding common stock in the open market, at a total cost of $3.5 million coupled with the payment of $390,800 in dividends to shareholders, partially offset by the addition of $1.2 million of net income for the period. The decrease in total consolidated stockholders' equity in conjunction with the decrease of $3.5 million in total assets resulted in a decrease in consolidated stockholders' equity as a percentage of total assets to 10.8% at March 31, 1997 from 11.2 % at December 31, 1996.

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

The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans may be measured for impairment based upon the fair value of the collateral. The accounting of SFAS 114 and 118 did not have a material impact on the financial position or results of operations of the Corporation during the three or three month period ended March 31, 1997.

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

                                                     For Three Months Ended March 31,
                                      -----------------------------------------------------------------
                                                1997 (4)                         1996 (4)
                                      ------------------------------    -------------------------------

(Dollars in thousands)                Average              Average      Average               Average
                                      Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                      -------   --------  ----------    -------   --------  -----------

Assets:
Interest earning assets:
  Loans receivable, net...........   $310,389   $ 6,192     7.98%      $280,911   $ 5,280     7.52%
  Mortgage-backed securities......    185,167     3,108     6.71%       159,029     2,769     6.96%
  Investment securities...........    101,023     1,567     6.20%        41,850       632     6.04%
  Other interest-earning assets(1)     24,130       308     5.11%        24,401       309     5.07%
                                     --------    ------     ----       --------    ------     ----
    Total interest-earning assets.   $620,709   $11,175     7.20%      $506,191    $8,990     7.10%
                                     ========    ======     ====       ========    ======     ====
Non interest-earning assets.......     22,540                             9,338
                                     --------                          --------
    Total assets..................   $643,249                          $515,529
                                     ========                          ========

Liabilities and Stockholders'
 Equity:
  Interest-bearing liabilities:
    Savings deposits..............   $462,572    $4,657     4.03%      $335,155   $ 3,178     3.79%
    Borrowed money................    100,026     1,457     5.83%        98,359     1,404     5.71%
                                     --------    ------     ----       --------    ------     ----
    Total interest-bearing
      liabilities.................   $562,598    $6,114     4.35%      $433,514    $4,582     4.23%
                                     ========    ======     ====       ========    ======     ====
Non interest-bearing liabilities..      9,327                             7,979
      Total liabilities...........    571,925                           441,493
Stockholders' equity..............     71,324                            74,037
                                     --------                          --------
      Total liabilities and
       stockholders' equity.......   $643,249                          $515,530
                                     ========                          ========
Net interest income...............               $5,061                            $4,408
                                                 ======                            ======
Interest rate spread (2)..........                          2.85%                             2.87%
Net yield on interest-earning
  assets (3)......................                          3.26%                             3.48%
Ratio of average interest-earning
  assets to average  interest-
  bearing liabilities.............                           110%                              117%

---------------------------------------
(1)   Includes interest-bearing deposits in other banks.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4)   Ratios have been annualized where applicable.

RESULTS OF OPERATIONS

Net Income. The Corporation recorded a net income of $1.2 million for the three months ended March 31, 1997 as compared to net income of $1.4 million for the three months ended March 31, 1996. This decrease of $.2 million in net income for this period is primarily attributable to the increase in total non-interest expense of $662,000, or 24.1%, to $3.4 million for the three months ended March 31, 1997 as compared to $2.7 million for the three months ended March 31, 1996, and a decrease in total non-interest income of $301,000, or 43.6%, to $390,000 from $691,000 for the same periods. The decrease was partially offset by the increase in net interest income before provisions for loan losses of $653,000, or 14.8%, to $5.1 million for the three months ended March 31, 1997 as compared to $4.4 million for the same period in 1996. This increase in net interest income is a result of an increase in core earnings. The increase in non-interest expense is primarily attributable to increased costs associated with the acquisition of $137.6 in deposits along with three branch offices from Cenlar Federal Savings Bank in September 1996, while the decrease in non-interest income was attributed to the gains associated with the sale of the real estate and mortgage-backed securities which totalled $73,000 for the period ended March 31, 1997 as compared to $337,000 for the period ended March 31, 1996. For these same periods, total interest income was $11.2 million and $9.0 million, respectively, while total interest expense was $6.1 million and $4.6 million, respectively.

Total Interest Income. Total interest income increased by $2.2 million, or 24.3%, to $11.2 million for the three months ended March 31, 1997, from $9.0 million for the three months ended March 31, 1996 due primarily to increases in the average balance of loans receivable, investment securities and mortgage backed securities. The average balance of loans receivable increased 10.5% to $310.4 million from $280.9 million for the three months ended March 31, 1997 and 1996, respectively. Interest attributable to loans receivable increased $912,000 or 17.3% to $6.2 million from $5.3 million for these same periods. This increase is primarily attributed to the increase in the average balance of loans receivable in conjunction with an increase in the average yield on loans receivable from 7.52% for the three months end March 31, 1996, to 7.98% for the period ended March 31, 1997. Interest on mortgage-backed securities increased $339,000 (12.2%) primarily as a result of the increase in the average balance of $26.2 million, or 16.4%, to $185.2 million from $159.0 million for the three months ended March 31, 1997 and 1996 respectively. The average yield on mortgage-backed securities decreased to 6.71% for the three months ended March 31, 1997 compared to 6.96% for the similar period in 1996. Interest on investment securities increased by $935,000 for the three month period ended March 31, 1997 as compared to the similar period in 1996 as a result of the increase in the average balance of $59.1 million, or 141.1%, to $101.0 million from $41.9 million for the periods ended March 31, 1997 and 1996 respectively. The average yield on investment securities increased to 6.20% for the three months ended March 31, 1997 compared to 6.04% for the similar period in 1996. Interest on other interest earning assets remained level at $308,000 as compared to $309,000 for the two periods respectively.

Total Interest Expense. Total interest expense increased to $6.1 million for the three months ended March 31, 1997 from $4.6 million for the three months ended March 31, 1996. This increase of $1.5 million or 32.6% in total interest expense is a result of the increase in the average balance of savings deposits of $127.4 million or 38.0% during the quarter ended March 31, 1997. The increase in savings deposits was primarily a result of the acquisition of $137.6 million in deposit balances. The average balance of total interest bearing liabilities increased to $562.6 million during the three months ended March 31, 1997 from $433.5 million during the three months ended March 31, 1996 primarily as a result of the acquisition of these deposit balances.

Net Interest Income. Net interest income for the three month period ended March 31, 1997 increased by $653,000 or 14.8% to $5.1 million from $4.4 million for the same period in 1996. This increase is primarily due to the increase in interest earning assets partially offset by the increase to interest bearing liabilities. The average balances of interest-earning assets increased to $620.1 million for the three months ended March 31, 1997 from $506.2 million for the similar period in 1996. During these same periods, the average balances on interest-bearing liabilities increased to $562.6 million from $433.5 million. The cost of interest-bearing liabilities increased from 4.23% to 4.35% while the yield on interest-earning assets increased from 7.10% to 7.20% for the three month periods ended March 31, 1997 and 1996 respectively.

Allowance for Loan Losses. The allowance for loan losses increased by $397,000 to approximately $1.9 at March 31, 1997 from $1.5 million at March 31, 1996. Such totals correlate to non-performing loans of $2.0 million at March 31, 1997 and $1.6 million at March 31, 1996. The increase in the allowance for loan losses resulted from the addition of $405,000 to the provision for loan losses and the deduction of $8,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $105,000 for the three months ended March 31, 1997. At March 31, 1997, the allowance for loan losses was 95.6% of non-performing loans as compared to 94.9% of non-performing loans at March 31, 1996. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income decreased to $390,000 for the three month period ended March 31, 1997 from $691,000 for the similar period in 1996. This decrease can be attributed to the decrease in the gain on the sale of real estate acquired through foreclosure of $114,000 in conjunction with the $150,000 decrease in the gain on the sale of investment securities. The remainder of the decrease can be attributed to an decrease of $36,000 in service fee income, which was a result of decreased loan origination activity during the period.

Non-interest Expense. Total non-interest expense increased by $662,000 to $3.4 million for the three months ended March 31, 1997 as compared to $2.7 million for the similar period in 1996. This increase is primarily attributed to the $250,000 increase in employee compensation and benefits, the $95,000 increase in office occupancy and equipment, the $61,000 increase in data processing expense, the $9,000 increase in professional fees, the $244,000 increase in goodwill and other intangible amortization, the $23,000 increase in advertising and the $99,000 increase in other operating costs. The increases in compensation and benefits, office occupancy and equipment, data processing, goodwill and other intangible amortization and other operating costs, are primarily the result of increased costs associated with the acquisition and continued operation of three branch offices along with $137.6 million in deposit's. Benefit costs were also increased due to the increases in costs associated with Employee Stock Ownership Plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). The increase in compensation and benefit costs also increased as a result of salary increases resulting from annual performance reviews.

Income Tax Expense. Income taxes decreased by $155,000 to $774,000 for the three month period ended March 31, 1997, from $929,000 for the three months ended March 31, 1996. The primary reason for this decrease was the decrease in net income before taxes to $1.9 from $2.3 million for the three month periods ended March 31, 1997 and 1996, respectively.


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

On March 31, 1997, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                                    Amount          Percent
                                                    ------          -------
                                                     (dollars in thousands)
Tangible capital                                    $51,427             8.0%
Tangible capital requirement                          9,663             1.5
                                                    -------            ----
Excess over requirement                             $41,764             6.5%
                                                    =======            ====

Core capital                                        $51,427             8.0%
Core capital requirement                             19,326             3.0
                                                    -------            ----
Excess over requirement                             $32,101             5.0%
                                                    =======            ====

Risk based capital                                  $53,337            18.4%
Risk based capital requirement                       23,245             8.0
                                                    -------            ----
Excess over requirement                             $30,092            10.4%
                                                    =======            ====

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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage backed principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of March 31, 1997, such borrowed funds total $103.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 26.6% and 12.9% at March 31, 1997 and 1996, respectively, and its short term liquidity was 19.1% and 9.2%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 30, 1997, is approximately $137.1 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At March 31, 1997, the Savings Bank had outstanding commitments to originate loans of $8.9 million. Also outstanding at March 31, 1997 were commitments to purchase $277,000 of loans from correspondents along with commitments to purchase $3.0 million of mortgage-backed securities. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At March 31, 1997, the Savings Bank had outstanding commitments to sell loans of $8.2 million.


Recent Developments

The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

In August 1996, the Internal Revenue Code of 1986 (the "Code") was revised to equalize the taxation of thrifts and banks. Thrifts, such as the Savings Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts, such as the Savings Bank, must use the specific charge off method regarding bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. An institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Savings Bank. At March 31, 1997, the Savings Bank had $326,000 of post 1987 bad debt reserves.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at March 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        None

                  (b)   Reports on Form 8-K

                  (i) The Corporation filed a Current Report on Form 8-K dated April 9, 1997 with the Securities and Exchange Commission ("SEC") to report the issuance of a press release announcing the Corporation had completed the repurchase in the open market of 214,869 shares of the Corporation's common stock totalling approximately 5% of its outstanding shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TF FINANCIAL CORPORATION



Date:      May 12, 1997             By:  /s/ John R. Stranford
        -----------------                -----------------------------------
                                         John R. Stranford
                                         President and CEO
                                         (Principal Executive Officer)



Date:      May 12, 1997             By:  /s/ William C. Niemczura
        -----------------                ------------------------------------
                                         William C. Niemczura
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial & Accounting
                                         Officer)