Form 10-Q
period 1997-06-30
TF FINANCIAL CORP
filed 1997-08-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM lO-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended         June 30, 1997
                                             -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------


                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                         74-2705050
--------------------------------------------------------------------------------
 (State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)


3 Penns Trail, Newtown, Pennsylvania                               18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         215-579-4000
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

            Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such e filed by shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing by requirements for the past 90 days. Yes   X      No
                                                       ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date August 11, 1997
                                                  ---------------

           Class                                      Outstanding
-----------------------------                       ----------------

  $.10 par value common stock                       4,083,100 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


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

SIGNATURES

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                     June 30,     December 31,
                      ASSETS                                                           1997           1996
                                                                                  ------------  --------------
Cash and cash equivalents                                                           $ 25,725    $  54,132
Securities purchased under agreements to resell                                        5,000       25,129
Certificates of deposit in other financial institutions                                3,451        4,220
Investment securities available for sale - at market value                            18,642       12,652
Investment securities held to maturity (market value of $56,912 and $38,393           56,488       43,462
   respectively, for the periods shown)
Mortgage-backed  securities  available for sale - at market  value                    35,957       22,027
Mortgage-backed securities held to maturity (market value of $156,536 and
    $153,269 respectively, for the periods shown)                                    156,690      153,758
Loans receivable, net                                                                315,866      309,570
Accrued interest receivable                                                            4,815        4,247
Goodwill/Core deposit intangible                                                       8,743        9,232
Premises and equipment, net                                                            7,838        8,002
Other assets                                                                           1,531        1,422
                                                                                   ---------    ---------
                      Total Assets                                                 $ 640,746    $ 647,853
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                        $ 460,847    $ 469,088
   Advances from the Federal Home Loan Bank                                           98,359       98,359
   Advances from borrowers for taxes and insurance                                     2,564        2,364
   Accrued interest payable                                                            3,285        2,030
   Other liabilities                                                                   4,464        3,437
                                                                                   ---------    ---------
                      Total Liabilities                                              569,519      575,278
                                                                                   ---------    ---------

Commitments and contingencies                                                           --           --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                                   --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued;  3,776,815 and 3,962,544 shares outstanding at June 30, 1997 and December 31, 1996, net of treasury shares of
       1,206,900 and 1,008,614 respectively                                              529          529
   Additional paid-in capital                                                         51,761       51,645
   Net unrealized loss on investment securities available for sale                        (3)        (127)
   Unearned ESOP shares-at cost                                                       (3,063)      (3,188)
   Shares acquired by MSBP                                                            (1,109)      (1,322)
   Treasury stock - at cost                                                          (18,299)     (14,712)
   Retained earnings                                                                  41,411       39,750
                                                                                   ---------    ---------

                      Total Stockholders' Equity                                      71,227       72,575
                                                                                   ---------    ---------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 640,746    $ 647,853
                                                                                   =========    =========

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)


                                                                         Six Months          Three Months
                                                                        Ended June 30,      Ended June 30,
                                                                        1997      1996      1997      1996
                                                                        ----      ----      ----      ----

Interest income
   Loans                                                              $12,413   $10,902   $ 6,221   $ 5,622
   Mortgage-backed securities                                           6,379     5,366     3,271     2,597
   Investment securities                                                2,955     1,228     1,388       596
   Interest bearing deposits and other                                    534       577       226       268
                                                                      -------   -------   -------   -------
     TOTAL INTEREST INCOME                                             22,281    18,073    11,106     9,083
Interest expense
   Deposits                                                             9,320     6,397     4,663     3,219
   Borrowings                                                           2,930     2,923     1,473     1,519
                                                                      -------   -------   -------   -------
     TOTAL INTEREST EXPENSE                                            12,250     9,320     6,136     4,738
     NET INTEREST INCOME                                               10,031     8,753     4,970     4,345

Provision for loan losses                                                 180        90        75        60
                                                                      -------   -------   -------   -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                9,851     8,663     4,895     4,285

Non-interest income
   Gain on sale of real estate acquired through foreclosure                 0       114         0         0

   Gain  on sale of mortgage-backed securities                            188       223       115         0

   Gain  on sale of loans                                                  39         7        40         7
   Service fees, charges and other operating income                       651       650       333       296
                                                                      -------   -------   -------   -------

            TOTAL NON-INTEREST INCOME                                     878       994       488       303
Non-interest expense
   Employee compensation and benefits                                   3,299     2,806     1,626     1,383
   Occupancy and equipment                                                904       657       459       307
   Federal deposit insurance premium                                      153       390        76       194
   Data processing                                                        346       237       166       118
   Professional fees                                                      276       277       143       153
   Goodwill and other intangible amortization                             488         0       244         0
   Provision for losses on real estate acquired through foreclosure         0         3         0         3
   Advertising                                                            188       155        90        80
   Other operating                                                      1,072       878       514       419
                                                                      -------   -------   -------   -------
     TOTAL NON-INTEREST EXPENSE                                         6,726     5,403     3,318     2,657
          INCOME BEFORE INCOME TAXES                                    4,003     4,254     2,065     1,931
Income taxes                                                            1,574     1,758       800       829
                                                                      -------   -------   -------   -------
     NET INCOME                                                       $ 2,429   $ 2,496   $ 1,265   $ 1,102
                                                                      =======   =======   =======   =======

Per share data
     Earnings per share                                                   .60       .58       .31       .26
Weighted average number of shares outstanding                           4,025     4,301     3,981     4,304


See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Six Months
                                                                                  Ended June 30
                                                                              --------------------
                                                                                 1997        1996
                                                                              ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $  2,429    $  2,496
Adjustments to reconcile net income to net cash provided by
operating activities:
     Amortization of:
         Mortgage loan servicing rights                                             47           0
         Deferred loan origination fees                                            (77)        (87)
         Premiums and discounts on investment securities. net                       25         (12)
         Premiums and discounts on mortgage-backed securities and
         loans. net                                                                 69          88
         Amortization of goodwill and core deposit intangible                      488           0
     Provision for loan losses and provision for losses on real estate             180          93
     Depreciation of premises and equipment                                        351         271
     Recognition of ESOP and MSBP expenses                                         454         440
     Gain (loss) on sale of mortgage-backed securities - available for sale       (188)       (223)

     Gain on sale of real estate acquired through foreclosure                        0        (114)
     (Gain)/loss on sale of mortgage loans                                         (39)          0
     Decrease (increase) in
         Accrued interest receivable                                              (568)        122
         Other assets                                                              (65)       (415)
     Increase (decrease) in
         Accrued interest payable                                                1,255         408
         Other liabilities                                                       1,154         986
                                                                                ------     -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                               5,515       4,053

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal payments on loans. net                         (11,009)    (22,347)
Purchases of loans                                                             (12,663)    (46,690)
Proceeds from loan sales                                                        16,970       1,008
Purchases and maturities of certificates of deposit in other
   financial institutions. net                                                     769         800
Purchases and maturities of securities purchased under
   agreements to resell, net                                                    20,129           0
Purchases of investment securities - available for sale                         (6,982)          0
Purchases of investment securities - held to maturity                          (68,081)     (3,724)
Purchases of mortgage-backed securities - available for sale                   (23,412)          0
Purchase of mortgage-backed securities - held to maturity                      (15,071)     (4,882)
Proceeds from maturities of investment securities held to maturity              54,680       7,464
Proceeds from maturities of investment securities available for sale             1,350       7,000
Principal repayments from maturities of mortgage-backed securities-
   held to maturity                                                             12,144      14,044

Principal repayments from maturities of mortgage-backed securities-
   available for sale                                                            1,189       1,851
Proceeds from the sale of mortgage-backed securities                             8,648       5,338
Purchases and redemptions of Federal Home Loan Bank Stock. net                       0      (1,500)
Proceeds from sales of real estate acquired through foreclosure                      0         439
Purchase of premises and equipment                                                (187)        (69)
                                                                                ------     -------
       NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                     21,526)    (41,268)

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                                              For the Six Months
                                                                                 Ended June 30
                                                                                1997       1996
                                                                            ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/NOW accounts,
  passbook savings accounts and certificates of deposit                     $ (8,241)   $  4,803
Advances from Federal Home Loan Bank - net                                         0      30,000
Net (decrease) increase in advances from borrowers for taxes
     and insurance                                                               200         856
Purchase of treasury stock                                                    (3,587)         (0)
Common stock cash dividend                                                      (768)       (626)

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (12,396)     35,033

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (28,407)      2,182

Cash and cash equivalents at beginning of period                              54,132      27,032

Cash and cash equivalents at end of period                                  $ 25,725    $ 24,850
                                                                            --------    --------

Supplemental disclosure of cash flow information
     Cash paid for
         Interest on deposits and advances                                  $ 10,995    $  8,192
         Income taxes                                                       $    801    $  1,330
     Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure   $     78    $     32


See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of December 31, 1996 and as of and for the three and six month periods ended June 30, 1997 and 1996 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation and Penns Trail Development Corporation and Teragon Financial Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporations Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

                     (in thousands)                               June 30 1997
                                                                  ------------
         Principal amount of impaired loans                       $        625
         Accrued interest                                                    -
         Deferred loan costs                                                 -
              Subtotal                                            $        625
                                                                           ---
         Less valuation allowance                                          132
                                                                           ---
              Total                                               $        493
                                                                           ===

     The average recorded investment in impaired loans during the quarter ended June 30, 1997 was $628,000. Total cash collected on impaired loans during the quarter ended June 30, 1997 was $7,000 of which $4,000 was credited to the principal balance outstanding on such loans and $3,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was

$13,000.  Interest  income  recognized  during the quarter was $3,000.

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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at June 30, 1997 and December 31, 1996 totaled $640.7 million and $647.9 million, respectively, a decrease of $7.2 million or 1.1% for the six month period. This decrease was primarily as a result of an $8.2 million or 1.8% decrease in deposits which was funded by reductions in cash and cash equivalents. Savings deposits declined over the period as a result of general market conditions. Loans receivable increased by $6.3 million or 2.0% from $309.6 million at December 31, 1996 to $315.9 million at June 30, 1997. During this same period, investment securities increased $19.0 million or 33.9% and mortgage backed securities increased by $16.9 million or 9.6%. The increases in these asset categories was funded by the $48.5 million or 61.2% decrease in other interest earning assets (cash and cash equivalents and securities purchased under agreements to resell).

Other interest earning assets totaled $30.7 million at June 30, 1997 as compared with $79.3 million at December 31, 1996. The decrease in other interest earning assets is a result of the reinvestment of $138 million received in September, 1996 as a result of the acquisition of deposits and three retail offices of Cenlar Federal Savings Bank ("Cenlar").

Investment securities at June 30, 1997, totaled $75.1 million, which represents an increase of $19.0 million or 33.9% as compared to December 31, 1996. The increase is primarily due to the reinvestment of cash received from the Cenlar acquisition.

Mortgage-backed securities totaled $192.6 million at June 30, 1997 as compared to $175.8 million at December 31, 1996. This increase of $16.9 million or 9.6% is also attributed mainly to the reinvestment of cash received from the Cenlar acquisition.

Other assets, inclusive of prepaid expenses, at June 30 1997, totaled $1.5 million, which represents an increase of $109,000 or 7.7% as compared to December 31, 1996. This increase is comprised primarily of an increase in accounts receivable due the Savings Bank.

Total consolidated stockholders' equity of the Corporation decreased $1.3 million to $71.2 million or 11.1% of total assets at June 30, 1997, from $72.6 million or 11.2 % of total assets at December 31, 1996, primarily due to the payment of $767,000 in dividends to shareholders and $3.6 million in stock repurchases partially offset by earnings of $2.4 million for the six month period. Stockholders' equity also decreased as a result of a change in the net unrealized loss on investment securities available for sale of $124,000 at June 30, 1997 and amortization of stock incentive plans of $338,000. On October 23, 1996 the Corporation announced its intent to repurchase up to 5% of its outstanding common stock in the open market. The repurchase was completed on April 9, 1997, with a total of 214,869 shares, approximately 5% of outstanding common shares, repurchased at a total cost of $3.6 million.




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



                                                                               For Three Months Ended June 30
                                                    --------------------------------------------------------------------------------
                                                                  1997 (4)                                     1996(4)
                                                    --------------------------------------     -------------------------------------


(Dollars in thousands)                               Average                       Average      Average                     Average
                                                     Balance      Interest      Yield/Cost      Balance       Interest   Yield/Cost
                                                     -------      --------      ----------      -------       --------   ----------
Assets:
Interest earning assets:
  Loans receivable, net.......................      $316,050       $ 6,221           7.87%     $299,397        $ 5,622        7.51%
  Mortgage-backed securities..................       196,144         3,271           6.67%      153,381          2,597        6.77%
  Investment securities.......................        81,281         1,388           6.83%       38,143            596        6.25%
  Other interest-earning assets(1)............        22,563           226           4.01%       24,742            268        4.33%
                                                     -------           ---                       ------            ---
    Total interest-earning assets.............      $616,038       $11,106           7.21%     $515,663         $9,083        7.05%
                                                     =======       =======                     ========
Non interest-earning assets...................        23,029                                     10,827
                                                     -------                                    -------
    Total assets..............................      $639,067                                   $526,490
                                                     =======                                    =======

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits..........................      $459,122        $4,663           4.06%     $338,511         $3,219        3.80%
    Borrowed money............................        98,359         1,473           5.99%      103,359          1,519        5.88%
                                                    --------         -----                      -------          -----
      Total interest-bearing liabilities......      $557,481        $6,136           4.40%     $441,870         $4,738        4.29%
                                                     =======        ======                     ========
Non interest-bearing liabilities..............        11,025                                      9,744
                                                     -------
      Total liabilities.......................      $568,506                                   $451,614
                                                    ========
Stockholders' equity..........................        70,561                                     74,876
      Total liabilities and stockholders' equity    $639,067                                   $526,490
                                                     =======                                   ========
Net interest income...........................                      $4,970                                      $4,345
                                                                    ======                                       =====
Interest rate spread (2)......................                                       2.81%                                    2.76%
Net yield on interest-earning assets (3)......                                       3.23%                                    3.37%
Ratio of average interest-earning assets to average
  interest-bearing liabilities................                                        111%                                     117%


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

                                                                                For Six Months Ended June 30
                                                      ------------------------------------------------------------------------------
                                                                     1997 (4)                                   1996(4)
                                                      ------------------------------------     -------------------------------------

(Dollars in thousands)                                  Average                  Average        Average                   Average
                                                        Balance      Interest   Yield/Cost      Balance        Interest  Yield/Cost
                                                        -------      --------   ----------      -------        --------  ----------
Assets:
Interest earning assets:
  Loans receivable, net..............................  $313,220       $12,413        7.93%      $290,154        $10,902       7.51%
  Mortgage-backed securities.........................   190,656         6,379        6.69%       156,205          5,366       6.87%
  Investment securities..............................    91,152         2,955        6.48%        39,997          1,228       6.14%
  Other interest-earning assets(1)...................    23,347           534        4.57%        25,344            577       4.55%
                                                         ------           ---                     ------            ---
    Total interest-earning assets....................  $618,375       $22,281        7.21%      $511,700        $18,073       7.06%
                                                       ========                                 ========
Non interest-earning assets..........................    22,783                                    9,310
                                                         ------                                    -----
    Total assets.....................................  $641,158                                 $521,010
                                                       ========                                 ========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits.................................  $460,847        $9,320        4.04%      $336,833         $6,397       3.80%
    Borrowed money...................................    99,192         2,930        5.91%       100,859          2,923       5.80%
                                                         ------         -----                    -------          -----
      Total interest-bearing liabilities.............  $560,039       $12,250        4.37%      $437,692         $9,320       4.26%
                                                       ========                                 ========
Non interest-bearing liabilities.....................    10,176                                    8,861
      Total liabilities..............................  $570,215                                 $446,553
                                                       ========
Stockholders' equity.................................    70,943                                   74,457
                                                         ------                                  -------
      Total liabilities and stockholders' equity.....  $641,158                                 $521,010
                                                       ========                                  =======
Net interest income..................................                 $10,031                                    $8,753
                                                                      =======                                     =====
Interest rate spread (2).............................                                2.84%                                    2.80%
Net yield on interest-earning assets (3).............                                3.24%                                    3.42%
Ratio of average interest-earning assets to average
  interest-bearing liabilities.......................                                 110%                                     117%


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

RESULTS OF OPERATIONS

Net Income. The Corporation recorded net income of $1.3 million for the three months ended June 30, 1997 as compared to net income of $1.1 million for the three months ended June 30, 1996. Earnings for the three months ended June 30, 1997 represent an increase of $.2 million or 14.8% compared to earnings reported for the same period in 1996. The increase in earnings for this period is attributable to an increase in core earnings. Net interest income before provisions for loan losses was $5.0 million for the three month periods ended June 30, 1997 as compared to $4.3 million for the same period in 1996. For these same periods, total interest expense was $6.1 million and $4.7 million, respectively. Non-interest income was $488,000 and $303,000, respectively, for these same periods. Operating expenses (non-interest expense) were $3.3 million and $2.7 million for the three month periods ended June 30, 1997 and June 30, 1996, respectively.

Net Income of $2.4 million for the six months ended June 30, 1997 showed a $67,000 decrease over net income of $2.5 million for the six months ended June 30, 1996. The decrease in earnings for this period is attributable to an increase in non-interest expense partially offset by gains on the sale of real estate and investment securities. Net interest income before provisions for loan losses was $10.0 million for the six month period ended June 30, 1997 as compared to $8.8 million for the same period in 1996. For these same periods, total interest expense was $12.3 million and $9.3 million, respectively. Non-interest income was $878,000 and $994,000, respectively for these same periods. The decrease in non-interest income was attributed to the reduction in gains on the sale of the real estate and investment securities in the six month period ended June 30, 1997 than in the corresponding period ended June 30, 1996. Operating expenses (non-interest expense) were $6.7 million and $5.4 million for the six month periods ended June 30, 1997 and June 30, 1996, respectively.

Total Interest Income. Total interest income increased by $2.0 million or 22.3% to $11.1 million for the three months ended June 30, 1997, from $9.1 million for the three months ended June 30, 1996 due primarily to increases in the average balance of loans receivable, mortgage-backed securities and investment securities, offset somewhat by decreases in the average balances of other interest-earning assets. The average balance of loans receivable increased 5.6% to $316.0 million from $299.4 million for the three months ended June 30, 1997 and 1996, respectively. Interest attributable to loans receivable increased $599,000 or 10.7% to $6.2 million from $5.6 million for these same periods. This increase is primarily attributed to the increase in the average balance of loans receivable as well as an increase in the average yield on loans receivable from 7.51% for the period end June 30, 1996, to 7.87% for the period ended June 30, 1997. Interest on mortgage-backed securities increased $674,000 (26.0%) primarily as a result of increases in the average balances of these securities offset partially by decreases in the average yield. The average yield on mortgage-backed securities decreased to 6.67% for the three month period ended June 30, 1997 compared to 6.77% for the similar period in 1996 while the average balance of mortgage-backed securities increased by $42.8 million or 27.9% when comparing these two periods. Interest on investment securities increased by $792,000 or 132.9% for the three month period ended June 30, 1997 as compared to the similar period in 1996. Interest on other interest earning assets declined by $42,000 for the three month period ended June 30, 1997 compared to the similar period ended June 30, 1996 primarily as a result of the average balance declining by $2.2 million to $22.6 million, coupled with a decrease in the average yield to 4.01% at June 30, 1997 from 4.33% at June 30, 1996. The increases in the average balances of loans receivable, mortgage-backed securities and investment securities are a result of the reinvestment of $138 million in deposits received from the Cenlar acquisition.

For the six months ended June 30, 1997, total interest income increased to $22.3 million from $18.1 million for the six months ended June 30, 1996. This increase of $4.2 million, or 23.3%, is due primarily to the increase in income on loans receivable, mortgage-backed securities and investment securities, somewhat offset by the decrease in income on other interest earning assets. Interest on loans receivable increased by $1.5 million, or 13.9%, to $12.4 million at June 30, 1997, from $10.9 million at June 30, 1996. During the same time periods, the average balance of loans receivable increased by $23.1 to $313.2 million from $290.2 million. Interest on mortgage-backed securities increased $1.0 million (18.9%) from June 30, 1996 to June 30, 1997, primarily as a result of increases in the average balances of these securities. The average yield on mortgage-backed securities decreased to 6.69% for the six month period ended June 30,

1997 compared to 6.87% for the similar period in 1996 while the average balance of mortgage-backed securities increased by $34.5 million when comparing these two periods. Interest on investment securities increased by $1.7 million for the six month period ended June 30, 1997 as compared to the similar period in 1996 as a result of increases in the average balances and average yields of these securities. The average yield on investment securities increased to 6.48% for the six month period ended June 30, 1997 compared to 6.14% for the similar period in 1996 while the average balance of investment securities increased by $51.2 million when comparing these two periods. Interest on other interest earning assets declined by $43,000 for the six month period ended June 30, 1997 compared to the similar period ended June 30, 1996 primarily as a result of the average balance declining by $2.0 million to $23.3 million, coupled with an increase in the average yield to 4.57% at June 30, 1997 from 4.55% at June 30, 1996. The increases in the average balances of loans receivable, mortgage-backed securities and investment securities are a result of the reinvestment of $138 million in deposits received from the Cenlar acquisition.

Total Interest Expense. Total interest expense increased to $6.1 million for the three month period ended June 30, 1997 from $4.4 million at June 30, 1996. This increase in total interest expense is a result of the increases in the average balance and average rate of savings deposits. The average balance of savings deposits increased from $338.5 million at June 30, 1996 to $459.1 million at June 30, 1997. The average rate paid on savings deposits increased from 3.80% in the June 30, 1996 period to 4.06% in the June 30, 1997 period. This increase was mainly attributable to the acquisition of deposits from the Cenlar acquisition. The average balance of total interest bearing liabilities increased to $557.5 million during the three months ended June 30, 1997 from $441.9 million during the three months ended June 30, 1996 as a result of the increase in savings deposits partially offset by decreases in the average balance and rate of Federal Home Loan Bank advances.

Total interest expense of $12.3 million increased $2.9 million for the six month period ended June 30, 1997 compared to $9.3 million for the six months ended June 30, 1996. This increase in total interest expense is a result of the increases in the average balance and average rate of savings deposits. The average balance of total interest bearing liabilities increased to $560.0 million during the six months ended June 30, 1997 from $437.7 million during the six months ended June 30, 1996 as a result of the increase in savings deposits.

Net Interest Income. Net interest income for the three month period ended June 30, 1997 increased by $625,000 or 14.4% to $5.0 million from $4.3 million for the same period in 1996. This increase is primarily due to the increase in interest earning assets offset by the increase to interest bearing liabilities. The average balances of interest earning assets increased to $616.0 million for the three months ended June 30, 1997 from $515.7 million for the similar period in 1996. During these same periods, the average balances on interest-bearing liabilities increased to $557.5 million from $441.9 million. The cost of interest bearing liabilities increased from 4.29% to 4.40% while the yield on interest earning assets increased from 7.05% to 7.21% for the three month periods ended June 30, 1996 and 1997 respectively.

Net interest income for the six month period ended June 30, 1997 increased by $1.3 million or 14.6% to $10.0 million from $8.8 million for the same period in 1996. This increase is primarily due to the increase in interest earning assets partially offset by the increase to interest earning liabilities. The average balances of interest earning assets increased to $618.4 million for the six months ended June 30, 1997 from $511.7 million for the similar period in 1996. During these same periods, the average balances on interest bearing liabilities increased to $560.0 million from $437.7 million. The cost of interest bearing liabilities increased from 4.26% to 4.37% while the yield on interest earning assets increased from 7.06% to 7.21% for the six month periods ended June 30, 1996 and 1997 respectively.

Allowance for Loan Losses. The allowance for loan losses increased at June 30, 1997 to $2.0 million from $1.7 million at June 30, 1996. Such totals correlate to non-performing loans of $2.0 million at June 30, 1997 and $1.8 million at June 30, 1996. The increase in the allowance for loan losses of $417,000 resulted from the addition of $420,000 to the provision for loan losses and the deduction of $3,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $75,000 for the three months ended June 30, 1997. At June 30, 1997, the allowance for loan losses was 102.6% of non-performing loans as compared to 79.4% of non-performing loans at June 30, 1996. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased to $488,000 for the three months ended June 30, 1997 from $303,000 for the same period in 1996. This increase can be attributed to the increase in income from the sale of investment securities and loans.

Total non-interest income decreased to $878,000 for the six month period ended June 30, 1997 from $994,000 for the similar period in 1996. This decrease can be attributed to the decrease in the net gain on the sale of real estate acquired through foreclosure of $114,000.

Non-interest Expense. Total non-interest expense increased by $661,000 to $3.3 million for the three months ended June 30, 1997 as compared to $2.7 million for the similar period in 1996. This increase is primarily attributed to the $243,000 increase in employee compensation and benefits, a $152,000 increase in occupancy and equipment, a $48,000 increase in data processing expense, a $244,000 increase in amortization of goodwill and other intangibles, and a $95,000 increase in other operating costs. These increased costs were offset partially by decreases of $118,000 in Federal deposit insurance premiums and $10,000 in professional fees. The increases in compensation and benefit costs were primarily as a result of increased staffing necessary to support three additional retail offices which were acquired through the Cenlar acquisition. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). Data processing, occupancy and equipment, and other operating expenses were also increased due to this acquisition. The cost of the acquisition of the three retail offices is being amortized over a 15 year period and this amortization resulted in additional expenses of $244,000 for the period ended June 30, 1997.

Total non-interest expense has increased to $6.7 million for the six months ended June 30, 1997 as compared to $5.4 million for the similar period in 1996. This increase of $1.3 million is primarily attributable to a $493,000 increase in employee compensation and benefits, the $247,000 increase in occupancy and equipment, a $109,000 increase in data processing costs, a $488,000 increase in goodwill and other intangible amortization, and a $194,000 increase in other operating costs. These increases were partially offset by the $237,000 decrease in Federal deposit insurance premiums. The increases were mainly due to the increased costs associated with the Cenlar acquisition. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes).


Income Tax Expense. Income taxes decreased by $29,000 to $800,000 for the three month period ended June 30, 1997, from $829,000 for the three months ended June 30, 1996. The primary reason for this decrease was the change in the effective state tax rate as a result of tax savings strategies.

For the six month period ended June 30, 1997, income taxes decreased to $1.6 million from $1.8 million for the six months ended June 30, 1996. This decrease of $184,000 is primarily attributed to the decrease in net income before taxes to $4.0 million from $4.3 million for the six month periods ended June 30, 1997 and 1996, respectively coupled with a decrease in the effective state tax rate as a result of tax savings strategies.

Liquidity and Capital Resources

Under current Office of Thrift Supervision (OTS) regulations, the Savings Bank must have core capital equal to 3% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital, excluding goodwill and certain other intangible assets.

On June 30, 1997, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                  Amount  Percent
                                  ------  -------
                               (dollars in thousands)

Tangible capital                 $57,501      9.0%
Tangible capital requirement       9,532      1.5
                                 -------     ----
Excess over requirement          $47,969      7.5%
                                 =======     ====

Core capital                     $57,501      9.0%
Core capital requirement          19,064      3.0
                                 -------     ----
Excess over requirement          $38,437      6.0%
                                 =======     ====

Risk based capital               $59,484     20.8%
Risk based capital requirement    22,830      8.0
                                 -------     ----
Excess over requirement          $36,654     12.8%
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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage backed principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of June 30, 1997, such borrowed funds total $98.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 14.5% and 12.3% at June 30, 1997 and 1996, respectively, and its short term liquidity was 6.5% and 8.3%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30 1998, is approximately $134.9 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At June 30, 1997, the Savings Bank had outstanding commitments to originate loans of $8.1 million. Also outstanding at June 30, 1997 were commitments to purchase $334,000 of loans. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At June 30, 1997, the Savings Bank had outstanding commitments to sell loans of $11.7 million.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.                    LEGAL PROCEEDINGS

                           Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.                    CHANGES IN SECURITIES

                           Not applicable.

ITEM 3.                    DEFAULTS ON SENIOR SECURITIES

                           Not applicable.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Not applicable.

ITEM 5.                    OTHER MATERIALLY IMPORTANT EVENTS

                           Not applicable

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                           None

                           (b)      Reports on Form 8-K

                           On April 19, 1997, the Corporation filed a Current Report on Form 8-K dated April 9, 1997, to report the completion of the repurchase of 214,869 shares of the Corporation's common stock

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TF FINANCIAL CORPORATION



Date:      August 12, 1997     By: /s/ John R. Stranford
     -------------------------    ----------------------
                                  John R. Stranford
                                  President and CEO
                                  (Principal Executive Officer)



Date:      August 12, 1997      By: /s/ William C. Niemczura
     -------------------------     -------------------------
                                   William C. Niemczura
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial & Accounting Officer)