Form 10-Q
period 1997-09-30
TF FINANCIAL CORP
filed 1997-11-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM lO-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 1997
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

        Commission file number      0-24168
                                    -------

                            TF FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                            74-2705050
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S.  employer
 incorporation or organization)                            identification no.)

3 Penns Trail, Newtown, Pennsylvania                             18940
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            215-579-4000
                                                              ------------
                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X     No
                                          ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date November 11, 1997

                    Class                              Outstanding
        ---------------------------                  ----------------
        $.10 par value common stock                  3,187,233 shares

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item    1.      Unaudited Consolidated Financial Statements                  1
Item    2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  7

PART II- OTHER INFORMATION

Item    1.      Legal Proceedings                                           16
Item    2.      Changes in Securities                                       16
Item    3.      Defaults upon Senior Securities                             16
Item    4.      Submission of Matters to a Vote of Security Holders         16
Item    5.      Other Materially Important Events                           16
Item    6.      Exhibits and Reports on Form 8-K                            16

SIGNATURES

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                               September 30, December 31,
                                                                                   1997         1996
                                                                               ------------- ------------
          ASSETS
Cash and cash equivalents                                                       $  71,286    $  54,132
Securities purchased under agreements to resell                                     6,000       25,129
Certificates of deposit in other financial institutions                             2,928        4,220
Investment securities available for sale - at market value                         41,793       12,652
Investment securities held to maturity (market value of $40,382 and $44,311     $  39,709       43,462
   respectively, for the periods shown)
Mortgage-backed securities available for sale - at market value                    33,324       22,027
Mortgage-backed securities held to maturity (market value of $149,691 and
    $153,269 respectively, for the periods shown)                                 148,599      153,758
Loans receivable, net                                                             259,500      309,570
Accrued interest receivable                                                         4,130        4,247
Goodwill/Core deposit intangible                                                    8,499        9,232
Premises and equipment, net                                                         7,708        8,002
Other assets                                                                        1,862        1,422
                                                                                ---------    ---------
        Total Assets                                                            $ 625,338    $ 647,853
                                                                                =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                     $ 443,584    $ 469,088
   Advances from the Federal Home Loan Bank                                        98,359       98,359
   Advances from borrowers for taxes and insurance                                  1,138        2,364
   Accrued interest payable                                                         5,005        2,030
   Other liabilities                                                                4,539        3,437
                                                                                ---------    ---------
        Total Liabilities                                                         552,625      575,278
                                                                                ---------    ---------

Commitments and contingencies                                                        --           --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                                --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 3,779,773 and 3,962,544 shares outstanding at September
       30, 1997 and December 31, 1996, net of treasury shares of
       1,201,568 and 1,008,614 respectively                                           529          529
   Additional paid-in capital                                                      51,802       51,645
   Net unrealized loss on investment securities available for sale                    250         (127)
   Unearned ESOP shares-at cost                                                    (3,033)      (3,188)
   Shares acquired by MSBP                                                         (1,002)      (1,322)
   Treasury stock - at cost                                                       (18,218)     (14,712)
   Retained earnings                                                               42,385       39,750
                                                                                ---------    ---------
        Total Stockholders' Equity                                                 72,713       72,575
                                                                                ---------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 625,338    $ 647,853
                                                                                =========    =========

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)

                                                                                             Nine Months          Three Months
                                                                                         Ended September 30,   Ended September 30,
                                                                                           1997     1996(1)      1997     1996(1)
Interest income
   Loans                                                                                  $18,294   $17,019   $ 5,881    $ 6,117
   Mortgage-backed securities                                                               9,488     7,995     3,109      2,629
   Investment securities                                                                    4,291     1,840     1,336        612
   Interest bearing deposits and other                                                      1,126       930       592        353
                                                                                          -------   ------- ---------    -------
        TOTAL INTEREST INCOME                                                              33,199    27,784    10,918      9,711

Interest expense
   Deposits                                                                                13,820     9,892     4,500      3,495
   Borrowings                                                                               4,415     4,537     1,485      1,614
                                                                                          -------   ------- ---------    -------
        TOTAL INTEREST EXPENSE                                                             18,235    14,429     5,985      5,109

        NET INTEREST INCOME                                                                14,964    13,355     4,933      4,602

Provision for loan losses                                                                     382       210       202        120
                                                                                          -------   ------- ---------    -------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                14,582    13,145     4,731      4,482
                                                                                          -------   ------- ---------    -------
Non-interest income
   Gain on sale of real estate acquired through foreclosure                                     0       114         0          0
   Gain on sale of mortgage-backed securities                                                 276       223        88          0
   Gain on sale of loans                                                                      288        37       249         30
   Gain on sale of servicing                                                                  330         0       330          0
   Service fees, charges and other operating income                                           929       916       278        266
                                                                                          -------   ------- ---------    -------
               TOTAL NON-INTEREST INCOME                                                    1,823     1,290       945        296
                                                                                          -------   ------- ---------    -------
Non-interest expense
   Employee compensation and benefits                                                       4,854     4,261     1,555      1,455
   Occupancy and equipment                                                                  1,497       996       593        339
   Federal deposit insurance premium                                                          226     2,808        73      2,418
   Data processing                                                                            509       360       163        123
   Professional fees                                                                          424       437       148        160
   Goodwill and other intangible amortization                                                 732         0       244          0
   Provision for losses on real estate acquired through foreclosure                             0         3         0          0
   Advertising                                                                                278       230        90         75
   Other operating                                                                          1,712     1,397       640        519
                                                                                          -------   ------- ---------    -------
        TOTAL NON-INTEREST EXPENSE                                                         10,232    10,492     3,506      5,089
                                                                                          -------   ------- ---------    -------
             INCOME BEFORE INCOME TAXES                                                     6,173     3,943     2,170       (311)
                                                                                          -------   ------- ---------    -------
Income taxes                                                                                2,377     1,656       803       (102)
                                                                                          -------   ------- ---------    -------
        NET INCOME                                                                        $ 3,796   $ 2,287 $   1,367    $  (209)
                                                                                          =======   ======= =========    =======

Per share data

Earnings per share                                                                            .93       .54       .33       (.05)

Weighted average number of shares outstanding                                               4,065     4,243     4,065      4,243

(1)  Non-interest  expense for the three and nine month periods ended  September
     30, 1996 includes a $2.2 million one-time assessment by the FDIC mandated by Federal Legislation in order to recapitalize the Savings Association
     Insurance Fund


See notes to consolidated financial statement

                                       2

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Nine Months
                                                                                   Ended September 30,
                                                                                ----------------------
                                                                                    1997        1996
                                                                                ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $  3,796    $  2,287
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
        Amortization of:
                Mortgage loan servicing rights                                         65           2
                Deferred loan origination fees                                       (112)       (151)
                Premiums and discounts on investment securities. net                   50         (18)
                Premiums and discounts on mortgage-backed securities and
                loans.,net                                                            168          59
                Amortization of goodwill and core deposit intangible                  732           0
        Provision for loan losses and provision for losses on real estate             382         213
        Depreciation of premises and equipment                                        532         397
        Recognition of ESOP and MSBP expenses                                         632         660
        Gain (loss) on sale of mortgage-backed securities - available for sale       (269)       (223)
        Gain on sale of investment securities  available for sale                      (8)          0
        Gain on sale of real estate acquired through foreclosure                        0        (114)
        Gain on sale of mortgage servicing rights                                    (330)          0
        (Gain)/loss on sale of mortgage loans                                        (288)        (37)
        Decrease (increase) in
                Accrued interest receivable                                           117        (120)
                Other assets                                                       (1,155)       (666)
        Increase (decrease) in
                Accrued interest payable                                            2,975       2,332
                Other liabilities                                                     862       3,226
                                                                                   ------     -------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                           8,149       7,847

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal payments on loans. net                            (13,842)    (31,807)
Purchases of loans                                                                (13,623)    (62,205)
Proceeds from loan sales                                                           77,194      10,566
Purchases and maturities of certificates of deposit in other
   financial institutions. net                                                      1,292           3
Purchases and maturities of securities purchased under
   agreements to resell, net                                                       19,129           0
Purchases of investment securities - available for sale                           (48,665)     (8,976)
Purchases of investment securities - held to maturity                             (82,088)     (7,708)
Purchases of mortgage-backed securities - available for sale                      (28,418)     (4,943)
Purchase of mortgage-backed securities - held to maturity                         (15,071)    (11,626)
Proceeds from maturities of investment securities - held to maturity               82,680       8,432
Proceeds from maturities of investment securities - available for sale             22,540       9,000
Principal repayments from maturities of mortgage-backed securities-
   held to maturity                                                                20,201      20,836
Principal repayments from maturities of mortgage-backed securities-
   available for sale                                                               1,520       2,627
Proceeds from the sale of mortgage-backed securities  available for sale           16,320       5,338
Proceeds from the sale of investment securities  available for sale                   510           0
Purchases and redemptions of Federal Home Loan Bank Stock, net                          0      (2,250)
Proceeds from sales of real estate acquired through foreclosure                         0         439
Proceeds from the sale of loan servicing rights                                       981           0
Premium paid for deposit liabilities                                                    0      (9,476)
Purchase of premises and equipment                                                   (238)     (1,576)
                                                                                   ------     -------
         NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                      40,422     (83,326)

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                      ---------------------
                                                                                      1997          1996
                                                                                -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/NOW accounts,
  passbook savings accounts and certificates of deposit                            $ (25,504)   $ 139,350
Advances from Federal Home Loan Bank - net                                                 0       30,000
Net (decrease) increase in advances from borrowers for taxes
        and insurance                                                                 (1,226)        (310)
Purchase of treasury stock                                                            (3,677)      (3,340)
Common stock cash dividend                                                            (1,010)        (942)

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (31,417)     164,758

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          17,154       89,279

Cash and cash equivalents at beginning of period                                      54,132       27,032

Cash and cash equivalents at end of period                                         $  71,286    $ 116,311
                                                                                   =========    =========

Supplemental disclosure of cash flow information
        Cash paid for
                Interest on deposits and advances                                  $  15,260    $  12,098

                Income taxes                                                       $   1,421    $   1,578

        Non-cash transactions
                Transfers from loans to real estate acquired through foreclosure   $     231    $     275

                Securitization of mortgage loans held for investment               $       0    $  27,854







See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements as of December 31, 1996 and as of and for the three and nine month periods ended September 30, 1997 and 1996 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon
Financial Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporations Annual Report on Form 10-K for the fiscal year ended
        December 31, 1996.

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

The Savings Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans, and cash payments received are applied to reduce principal to the extent necessary to eliminate any doubt as to the ultimate collectibility of principal either in whole or in part. Loan impairment is measured by estimating the expected future cash flow and discounting them at the respective effective interest rate, or by valuing the underlying collateral. An allowance for credit losses has been established for all loans identified as impaired. The recorded investment in impaired loans and the valuation for credit losses are as follows:

                (in thousands)                       September 30, 1997
                                                     ------------------

        Principal amount of impaired loans               $     143
        Accrued interest                                         -
        Deferred loan costs                                      -
                                                         ---------
             Subtotal                                    $     143
                                                         ---------
        Less valuation allowance                                22
                                                         ---------
             Total                                       $     121
                                                         =========

The average recorded investment in impaired loans during the quarter ended September 30, 1997 was $460,000. Total cash collected on impaired loans during the quarter ended September 30, 1997 was $14,000 of which $11,000 was credited to the principal balance outstanding on such loans and $3,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $13,000. Interest income recognized during the quarter was $3,000. Management believes the level of impaired loans is immaterial to the Corporation's financial position or results of operations.

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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at September 30, 1997 and December 31, 1996 totaled $625.3 million and $647.9 million, respectively, a decrease of $22.6 million or 3.5% for the nine month period. This decrease was primarily as a result of a $25.5 million or 5.4% decrease in savings deposits which was funded by reductions in securities purchased under agreements to resell. Savings deposits decreased over the period as a result of general market conditions. Loans receivable decreased by $50.1 million, or 16.2%, from $309.6 million at December 31, 1996 to $259.5 million at September 30, 1997. During this same period, cash and cash equivalents increased by $17.2 million, or 31.8%, investment securities increased $25.4 million, or 45.2%, and mortgage backed securities increased by $6.1 million or 3.5%. The increases in these asset categories was funded by the decrease in loans receivable.

The decrease in loans receivable of $50.1 million or, 16.2%, from $309.6 million at December 31, 1996 to $259.5 million at September 30, 1997 was a result of the sale of $43.6 million of mortgage loans coupled with mortgage loan amortization.

Cash and cash equivalent balances increased by $17.2 million from $54.1 million at December 31, 1996 to $71.3 million at September 30, 1997 primarily as a result of the sale of mortgage loans.

Investment securities at September 30, 1997, totaled $81.5 million, which represents an increase of $25.4 million or 45.2% as compared to December 31, 1996. This increase is primarily due to the reinvestment of cash received from the sale of mortgage loans.

Mortgage-backed securities totaled $181.9 million at September 30, 1997 as compared to $175.8 million at December 31, 1996. This increase of $6.1 million or 32.8% is also attributed mainly to the reinvestment of cash received from the sale of mortgage loans.

Total consolidated stockholders' equity of the Corporation increased $138,000 to $72.7 million, or 11.6% of total assets, at September 30, 1997, from $72.6 million or 11.2 % of total assets at December 31, 1996, primarily due to the $3.6 million in stock repurchases, partially offset by the $2.6 million increase to retained earnings for the nine month period. The increase in net unrealized gain on investment securities available for sale of $377,000 from ($127,000) at December 31, 1996 to $250,000 at September 30, 1997 coupled with the amortization of stock incentive plans of $632,000 also contributed to this increase in stockholders equity. On October 23, 1996 the Corporation announced its intent to repurchase up to 5% of its outstanding common stock in the open market. The repurchase was completed on April 9, 1997, with a total of 214,869 shares, approximately 5% of outstanding common shares, repurchased at a total cost of $3.6 million.

On September 26, 1997, the Corporation announced an offer to purchase (the "Offer to Purchase") up to 900,000 shares of its Common Stock at a cash purchase price not in excess of $26.00 per share or less than $22.50 per share. The Offer to Purchase expired at 5:00 p.m. Eastern Time on October 27, 1997. Based on a final count, 901,199 shares tendered were purchased, representing approximately 22% of the common shares outstanding, and the price at which such shares were purchased was $26.00 per share. Odd lots tendered at or below the purchase price totaling 520 shares were purchased in their entirety. The remaining 900,679 shares were purchased on a 83.24% pro rata basis from shareholders who tendered a total of 1,081,094 shares to the Corporation. All shares not purchased were returned to tendering shareholders. As a result of this transaction, total stockholders' equity of the Corporation is expected to decrease by approximately $23.4 million to $49.3 million. Repurchased shares are expected to be treated as treasury stock. As a result of the utilization of $23.4 million for the repurchase of shares, the Corporation will no longer have such funds available for investment. This is expected to result in decreased aggregate core earnings for the Corporation.

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


                                                                        For Three Months Ended September 30
                                                       -------------------------------------------------------------------------
                                                                      1997 (4)                             1996(4)
                                                       ------------------------------------- -----------------------------------
(Dollars in thousands)
                                                         Average                   Average       Average              Average
                                                         Balance      Interest    Yield/Cost     Balance   Interest  Yield/Cost
                                                         -------      --------    ----------     -------   --------  ----------
Assets:
Interest earning assets:
Loans receivable, net                                  $  291,374    $    5,881      8.07%    $  308,985  $   6,117    7.92%
Mortgage-backed securities                                181,513         3,109      6.85%       162,134      2,629    6.49%
Investment securities                                      87,645         1,336      6.10%        39,533        612    6.19%
Other interest-earning assets(1)                           60,063           592      3.94%        51,955        353    2.72%
                                                       ----------    ----------               ----------  ---------
     Total interest-earning assets                     $  620,595    $   10,918      7.04%    $  562,607  $   9,711    6.90%
                                                       ==========    ==========               ==========  =========
Non interest-earning assets                                 8,635                                 13,118
                                                       ----------                             ----------
 Total assets                                          $  629,230                             $  575,725
                                                       ==========                             ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
  Savings deposits                                     $  447,731    $   4,500       4.02%    $  386,945  $   3,495    3.61%
  Borrowed money                                           98,359        1,485       6.04%       106,692      1,614    6.05%
                                                       ----------    ---------                ----------  ---------
  Total interest-bearing liabilities                   $  546,090    $   5,985       4.38%    $  493,637  $   5,109    4.14
                                                       ==========    =========                =========   =========
Non interest-bearing liabilities                           10,930                                 10,034
                                                       ----------                             ----------
  Total liabilities                                    $  557,020                             $  503,671
                                                       ----------                             ----------
Stockholders' equity                                       72,210                                 72,054
Total liabilities and stockholders' equity             $  629,230                             $  575,725
                                                       ==========                             ==========
Net interest income                                                  $   4,933                            $   4,602
                                                                      ========                             ========
Interest rate spread (2)                                                             2.66%                             2.76%
Net  yield on  interest-earning  assets  (3)                                         3.18%                             3.27%
Ratio  of average interest-earning assets to average
Interest-bearing liabilities                                                          114%                              114%

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

                                                                           For Nine Months Ended September 30
                                                       -----------------------------------------------------------------------
                                                                     1997 (4)                              1996(4)
                                                       -----------------------------------------------------------------------
(Dollars in thousands)
                                                         Average                  Average      Average               Average
                                                         Balance     Interest   Yield/Cost     Balance    Interest  Yield/Cost
                                                         -------     --------   ----------     -------    --------  ----------

Assets:
Interest earning assets:
Loans receivable, net                                 $   305,978    $ 18,294       7.97%   $   296,431   $ 17,019      7.66%
Mortgage-backed securities                                187,608       9,488       6.74%       151,181      7,995      7.05%
Investment securities                                      89,983       4,291       6.36%        39,842      1,840      6.16%
 Other interest-earning assets(1)                          35,585       1,126       4.22%        41,215        930      3.01%
                                                      -----------    --------               -----------   --------
  Total interest-earning assets                       $   619,154    $ 33,199       7.15%   $   528,669   $ 27,784      7.01%
                                                      ===========    ========               ===========   ========
Non interest-earning assets                                18,028                                10,579
                                                      -----------                           -----------
 Total assets                                         $   637,182                           $   539,248
                                                      ===========                           ===========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   Savings deposits                                   $   456,475    $ 13,820       4.04%   $   353,537   $  9,892      3.73%
   Borrowed money                                          98,915       4,415       5.95%       102,803      4,537      5.88%
                                                      -----------    --------               -----------   --------
  Total interest-bearing liabilities                  $   555,390    $ 18,235       4.38%   $   456,340   $ 14,429      4.22
                                                      ===========    ========               ===========   ========
Non interest-bearing liabilities                           10,427                                 9,252
  Total liabilities                                   $   565,817                           $   465,592
                                                      ===========                           ===========
Stockholders' equity                                       71,365                                73,656
                                                      -----------                           -----------
   Total liabilities and stockholders' equity         $   637,182                           $   538,248
                                                      ===========                           ===========
Net interest income                                                  $ 14,964                             $ 13,355
                                                                     ========                             ========
Interest rate spread (2)                                                            2.77%                               2.79%
Net yield on interest-earning assets (3)                                            3.22%                               3.37%
Ratio of average interest-earning assets to average
  Interest-bearing liabilities                                                       111%                                116%

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

RESULTS OF OPERATIONS

Net Income. The Corporation recorded net income of $1.4 million for the three months ended September 30, 1997 as compared to a net loss of ($.2) million for the three months ended September 30, 1996. Earnings for the three months ended September 30, 1997 represent an increase of $1.6 million compared to earnings reported for the same period in 1996. The increase in earnings for this period is attributable to an increase in net interest income coupled with the absence of $2.2 million one-time fee assessed to members of Savings Association Insurance Fund (SAIF) for the recapitalization of SAIF which was reflected in the September 30, 1996 statement. Net interest income before provisions for loan losses was $4.9 million for the three month periods ended September 30, 1997 as compared to $4.6 million for the same period in 1996. For these same periods, total interest expense was $6.0 million and $5.1 million, respectively. Non-interest income was $945,000 and $296,000, respectively, for these same periods. Operating expenses (non-interest expense) were $3.5 million and $5.1 million for the three month periods ended September 30, 1997 and September 30, 1996, respectively.

Net Income of $3.8 million, for the nine months ended September 30, 1997, reflected a $1.5 million increase over net income of $2.3 million, for the nine months ended September 30, 1996. The increase in earnings for this period is attributable to an increase net interest income coupled with the $2.2 million one-time fee assessed to members of the SAIF which was reflected in the September 30, 1996 statement. Net interest income before provisions for loan losses was $15.0 million for the nine month period ended September 30, 1997 as compared to $13.4 million for the same period in 1996. For these same periods, total interest expense was $18.2 million and $14.4 million, respectively. Non-interest income was $1.8 million and $1.3 million, respectively for these same periods. The increase in non-interest income was attributable to the increase in gains on the sale of loans, loan servicing, and mortgage-backed securities for the nine month period ended September 30, 1997. Operating expenses (non-interest expense) were $10.2 million and $10.5 million for the nine month periods ended September 30, 1997 and September 30, 1996, respectively.

Total Interest Income. Total interest income increased by $1.2 million or 12.4% to $10.9 million for the three months ended September 30, 1997, from $9.7 million for the three months ended September 30, 1996 due primarily to increases in the average balance of mortgage-backed securities, investment securities and other interest earning assets offset somewhat by decreases in the average balances of loans receivable. The average balance of loans receivable decreased $17.6 million, or 5.7%, to $291.4 million from $309.0 million for the three months ended September 30, 1997 and 1996, respectively. Interest attributable to loans receivable decreased $236,000 or 3.9% to $5.9 million from $6.1 million for these same periods. This decrease is primarily attributable to the decrease in the average balance of loans receivable partially offset by an increase in the average yield on loans receivable from 7.92% for the period end September 30, 1996, to 8.07% for the period ended September 30, 1997. Interest on mortgage-backed securities increased $480,000, 18.3%, for the three month period ended September 30, 1997, from $2.6 million at September 30, 1996 primarily as a result of increases in the average balances of these securities in conjunction with increases in the average yield. The average yield on mortgage-backed securities increased to 6.85% for the three month period ended September 30, 1997 compared to 6.49 for the similar period in 1996 while the average balance of mortgage-backed securities increased by $19.4 million or 12.0% when comparing these two periods. Interest on investment securities increased by $724,000 or 118.3% for the three month period ended September 30, 1997 as compared to the similar period in 1996. This increase is primarily the result of the increase in the average balance of investment securities to $87.6 million at September 30, 1997, from 39.5 million at September 30, 1996. Interest on other interest earning assets increased by $239,000 for the three month period ended September 30, 1997 compared to the similar period ended September 30, 1996 primarily as a result of the average balance increasing by $8.1 million to $60.1 million, coupled with a increase in the average yield to 3.94% at September 30, 1997 from 2.72% at September 30, 1996. The increases in the average balances of mortgage-backed securities, investment securities and other interest-earning assets are a result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans.

Total interest income increased by $5.4 million or 19.4% to $33.2 million for the nine months ended September 30, 1997, from $27.8 million for the nine months ended September 30, 1996 due primarily to increases in the average balance of mortgage-backed securities and investment securities. Interest income form loans increased to $18.3 million for the nine months ended September 30, 1997, from $17.0 million for the same period in 1996. Interest on mortgage-backed securities increased $1.5 million, or 18.7% for the nine month period ended September 30, 1997, from $8.0 million at September 30, 1996 primarily as a result of increases in the average balances of these securities in conjunction with decreases in the average yield. The average balance of mortgage-backed securities increased by $36.4 million or 24.1% when comparing these two periods. Interest on investment securities increased by $2.5 million or 133.2% for the nine month period ended September 30, 1997 as compared to the similar period in 1996. This increase is primarily the result of the increase in the average balance of investment securities to $90.0 million at September 30, 1997, from $39.8 million at September 30, 1996. Interest on other interest earning assets increased by $196,000 for the nine month period ended September 30, 1997 compared to the similar period ended September 30, 1996 primarily as a result of the increase in the average yield to 4.22% at September 30, 1997 from 3.01% at September 30, 1996. The increases in the average balances of mortgage-backed securities, investment securities and other interest-earning assets are a result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans.

Total Interest Expense. Total interest expense increased to $6.0 million for the three month period ended September 30, 1997 from $5.1 million at September 30, 1996. This increase in total interest expense is a result of the increases in the average balance and average rate paid on savings deposits. The average balance of savings deposits increased from $386.9 million at September 30, 1996 to $447.7 million at September 30, 1997. The average rate paid on savings deposits increased from 3.61% in the September 30, 1996 period to 4.02% in the September 30, 1997 period. This increase was mainly attributable to the acquisition of deposits from the Cenlar Federal Savings Bank (Cenlar) acquisition. The average balance of total interest bearing liabilities increased to $546.1 million during the three months ended September 30, 1997 from $493.6 million for the three months ended September 30, 1996 as a result of the increase in savings deposits partially offset by decreases in the average balance and rate of Federal Home Loan Bank advances.

Total interest expense of $14.4 million for the nine months ended September 30, 1996 increased $3.8 million for the nine month period ended September 30, 1997 to $18.2 million. This increase in total interest expense is a result of the increases in the average balance and average rate of savings deposits. The average balance of total interest bearing liabilities increased to $555.4 million during the nine months ended September 30, 1997 from $456.3 million during the nine months ended September 30, 1996 primarily as a result of the increase in savings deposits.

Net Interest Income. Net interest income for the three month period ended September 30, 1997 increased by $331,000 or 8.7% to $5.0 million from $4.6 million for the same period in 1996. This increase is primarily due to the increase in interest earning assets partially offset by the increase in interest bearing liabilities. The average balance of interest earning assets increased to $620.6 million for the three months ended September 30, 1997 from $562.6 million for the similar period in 1996. During these same periods, the average balances on interest-bearing liabilities increased to $546.1 million from $493.6 million. The cost of interest bearing liabilities increased from 4.14% to 4.38% while the yield on interest earning assets increased from 6.90% to 7.04% for the three month periods ended September 30, 1996 and 1997 respectively.

Net interest income for the nine month period ended September 30, 1997 increased by $1.6 million or 11.9% to $15.0 million from $13.4 million for the same period in 1996. This increase is primarily due to the increase in interest earning assets partially offset by the increase in interest earning liabilities. The average balances of interest earning assets increased to $619.2 million for the nine months ended September 30, 1997 from $528.7 million for the similar period in 1996. During these same periods, the average balances on interest bearing liabilities increased to $555.4 million from $456.3 million. The cost of interest bearing liabilities increased from 4.22% to 4.38% while the yield on interest earning assets increased from 7.01% to 7.15% for the nine month periods ended September 30, 1996 and 1997 respectively.

Allowance for Loan Losses. The allowance for loan losses increased at September 30, 1997 to $2.1 million from $2.0 million at September 30, 1996. Such totals correlate to non-performing loans of $1.3 million at September 30, 1997 and $1.8 million at September 30, 1996. The increase in the allowance for loan losses of $160,000 resulted from the addition of $202,000 to the provision for loan losses and the deduction of $42,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $202,000 for the three months ended September 30, 1997. At September 30, 1997, the allowance for loan losses was 154.0% of non-performing loans as compared to 95.8% of non-performing loans at September 30, 1996. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased to $945,000 for the three months ended September 30, 1997 from $296,000 for the same period in 1996. This increase of $649,000 can be primarily attributable to the increase to the gain on sale of mortgage-backed securities of $88,000, the net increase to the sale of loans of $219,000 and the net increase to the sale of servicing of $330,000.

Total non-interest income increased to $1.8 million for the nine month period ended September 30, 1997 from $1.3 million for the similar period in 1996. This increase can be attributable to the increase to the gain on sale of mortgage-backed securities of $53,000, the net increase to the sale of loans of $251,000 and the net increase to the sale of servicing of $330,000, partially offset by the decrease in the gain on real estate acquired through foreclosure of $114,000.

Non-interest Expense. Total non-interest expense decreased by $1.6 million to $3.5 million for the three months ended September 30, 1997 as compared to $5.1 million for the similar period in 1996. This decrease is primarily attributed to the decrease of $2.3 million in federal deposit insurance premiums partially offset by a $100,000 increase in employee compensation and benefits, a $254,000 increase in occupancy and equipment, a $40,000 increase in data processing expense, a $244,000 increase in amortization of goodwill and other intangibles, and a $121,000 increase in other operating costs. The decrease in federal deposit insurance premiums was the result of the $2.2 million one-time fee assessed to members of the SAIF for the recapitalization of the SAIF which was reflected in the September 30, 1996 statement. The increases in compensation and benefit costs were primarily as a result of increased staffing necessary to support three additional retail offices which were acquired through the Cenlar acquisition. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes). Data processing, occupancy and equipment and other operating expenses were also increased due to this acquisition. The cost of the acquisition of the three retail offices is being amortized over a 15 year period and this amortization resulted in additional expense of $244,000 for the period ended September 30, 1997.

Total non-interest expense has decreased to $10.2 million for the nine months ended September 30, 1997 as compared to $10.5 million for the similar period in 1996. This decrease of $.3 million is primarily attributable to a $2.6 million decrease in Federal deposit insurance premiums partially offset by a $593,000 increase in employee compensation and benefits, a $501,000 increase in occupancy and equipment, a $149,000 increase in data processing costs, a $732,000 increase in goodwill and other intangible amortization, and a $315,000 increase in other operating costs. These increases were partially offset by. The increases were mainly due to the increased costs associated with the Cenlar acquisition. Benefit costs were also increased due to the increases in costs associated with benefit plans utilizing Corporation stock (portions of the costs of benefit plans utilizing Corporation stock change as the market value of the stock changes).

Income Tax Expense. Income taxes increased by $905,000 to $803,000 for the three month period ended September 30, 1997, from $(102,000) for the three months ended September 30, 1996. The primary reason for this increase was the increase in net income before taxes to $2.2 million at September 30, 1997, from a net loss of ($311,000) at September 30, 1996. The change was primarily the result of the SAIF Assessment.

For the nine month period ended September 30, 1997, income taxes increased to $2.4 million from $1.7 million for the nine months ended September 30, 1996. This increase of $721,000 is primarily attributed to the increase in net income before taxes to $6.2 million from $3.9 million for the nine month periods ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

Under current Office of Thrift Supervision (OTS) regulations, the Savings Bank must have core capital equal to 3% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital, excluding goodwill and certain other intangible assets.

On September 30, 1997, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                          Amount            Percent
                                          ------            -------
                                           (dollars in thousands)

Tangible capital                         $42,782              6.9%
Tangible capital requirement               9,299              1.5
                                           -----              ---
Excess over requirement                  $33,483              5.4%
                                         =======              ===

Core capital                             $42,782              6.9%
Core capital requirement                  18,598              3.0
                                          ------              ---
Excess over requirement                  $24,184              3.9%
                                         =======              ===

Risk based capital                       $44,925             17.4%
Risk based capital requirement            20,615              8.0
                                          ------              ---
Excess over requirement                  $24,310              9.4%
                                         =======              ===


Management believes that under current regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Savings Bank, such as increased interest rates or a downturn in the economy in areas in which the Savings Bank operates, could adversely affect future earnings and as a result, the ability of the Savings Bank to meet its future minimum capital requirements. Subsequent to the period ended September 30, 1997, the Savings Bank paid a dividend to TF Financial
Corporation totaling $16.5 million, proceeds of which were utilized to repurchase shares tendered through the modified dutch auction. The regulatory capital of the Savings Bank after the transaction will exceed regulatory capital requirements.

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage backed principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of September 30, 1997, such borrowed funds total $98.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 22.7% and 20.5% at September 30, 1997 and 1996, respectively, and its short term liquidity was 16.7% and 16.3%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending September 30 1998, is approximately $116.1 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the

Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At September 30, 1997, the Savings Bank had outstanding commitments to originate loans of $11.0 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At September 30, 1997, the Savings Bank had outstanding commitments to sell loans of $10.9 million.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at September 30, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

On September 26, 1997, the Corporation commenced a Modified Dutch Auction self-tender offer for up to 900,000 common shares, or approximately 22% of its 4,088,432 shares then outstanding. The offer allowed common shareholders to specify prices at which they were willing to tender their shares at a price not greater than $26.00 and not less than $22.50 per share. The period in which shares could be tendered ended at 5:00 p.m. on October 31, 1997. As a result of this tender offer, 901,199 shares were purchased by the Corporation at a price of $26.00 per share, or $23,431,174. The Corporation now has 3,187,233 common shares outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        None

        (b)     Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TF FINANCIAL CORPORATION



Date:      November 14, 1997       /s/ John R. Stranford
           -----------------       ---------------------
                                   John R. Stranford
                                   President and CEO
                                   (Principal Executive Officer)



Date:      November 14, 1997       /s/ William C. Niemczura
           -----------------       ------------------------
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial & Accounting Officer)