Form 10-K405
period 1997-12-31
TF FINANCIAL CORP
filed 1998-03-31
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended        December 31, 1997
                          ------------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               --------------------     ----------------------

                         Commission File Number: 0-24168

                            TF FINANCIAL CORPORATION
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                     74-2705050
---------------------------------------------               --------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
  or Organization)                                          Identification No.)

    3 Penns Trail, Newtown, Pennsylvania                          18940
----------------------------------------------               -------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:     (215) 579-4000
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES     X       NO
                                                   -----         ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the Nasdaq System on March 30, 1998, was $63.2 million (2,237,737 shares at $28.25 per share).

         As of March 30, 1998 there were outstanding 3,188,699 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I, II and IV)
2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

PART I

         TF FINANCIAL CORPORATION (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

                             BUSINESS OF THE COMPANY

         On July 13, 1994, the Registrant, TF Financial Corporation (the "Company") consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Savings Bank (the "Savings Bank" or "Third Federal") as part of the Savings Bank's conversion from a mutual to a stock federally chartered savings bank. The Registrant was incorporated under Delaware law in March 1994. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through its subsidiaries, the Savings Bank, TF Investments Corporation, Teragon, Inc. and Penns Trail Development Corporation. Teragon, Inc. was incorporated in May 1997 for the purpose of pursuing mortgage banking activities. At December 31, 1997, the Company had total assets of $597.0 million, total deposits of $450.4 million and stockholders' equity of $50.1 million.

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

         The Savings Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 1997, one- to four-family residential mortgage loans totaled $198.3 million or 78.4% of the Savings Bank's total loan portfolio. At that same date, the Savings Bank had approximately $180.9 million or 30.3% of total assets invested in mortgage-backed securities and $84.9 million or 14.2% of total assets in investment securities. To a lesser extent, the Savings Bank also originates commercial real estate and multi-family, construction and consumer loans.

Market Area

         Third Federal operates five offices in Philadelphia County and six offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of Philadelphia. The population of these two counties total over 2.1 million. The Savings Bank also operates three branch offices in Mercer County, New Jersey. The population of Bucks and Mercer Counties, have experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered very limited lending opportunities, Bucks and Mercer Counties, with growing populations, have offered Third Federal much greater lending opportunities.

Competition

         Third Federal faces varying degrees of competition from local thrifts and credit unions at its various branch locations. Stronger competition has come from local and much larger regional banks based in and around the Philadelphia area. Commercial banks hold approximately 80% of the deposit market in Philadelphia County, 68% in Bucks County and 66% in Mercer County. Third Federal's share of the deposit market in Philadelphia, Bucks and Mercer Counties is very small, at 0.83%, 2.2% and 1.87%, respectively.

Lending Activities

         General. The Savings Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Savings Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 1997, the Savings Bank's mortgage loans outstanding were $230.0 million, of which $198.3 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 33.0% were ARM's and 67.0% were fixed-rate loans. Total ARM mortgage loans in the Savings Bank's portfolio at December 31, 1997, amounted to $84.7 million or 36.8% of total mortgage loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $26.7 million and $5.1 million, respectively.

         Consumer and other loans held by the Savings Bank totaled $22.8 million or 9.1% of total loans outstanding at December 31, 1997, of which $12.1 million or 53.2% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $2.8 million, $1.7 million and $6.2 million, respectively.

         The following table sets forth the composition of the Savings Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                At December 31,                                          At June 30,
                    -------------------------------------------------------------------------- -----------------------------------
                         1997               1996                1995               1994              1994              1993
                    -----------------  ----------------    ----------------   ---------------- -----------------  ----------------
                              Percent          Percent             Percent            Percent           Percent           Percent
                    Amount   of Total  Amount  of Total    Amount  of Total   Amount  of Total Amount   of Total  Amount  of Total
                    -----    --------  ------  --------    ------  --------   ------  -------- ------   --------  ------  --------
                                                             (Dollars in thousands)
Mortgage loans:
  One- to four-
   family...........$198,328   78.43%$ 265,618    85.16% $204,430   85.00%   $ 80,862  69.70% $ 85,641   70.40%  $104,577  71.52%
  Commercial real
    estate
    and multi-
    family..........  26,653   10.54    20,427     6.55    10,294    4.28      11,285   9.73    12,456   10.24     16,140  11.04
  Construction......   5,052    2.00     4,720     1.51     3,604    1.50       1,534   1.32       607    0.50        542   0.37
                    --------   -----  --------   ------  --------  ------    --------  -----  --------  ------   -------- ------
       Total
        mortgage
        loans....... 230,033   90.97   290,765    93.22   218,328   90.78      93,681  80.75    98,704   81.14    121,259  82.93
Consumer and other
  loans:
  Home equity and
    second
    mortgage........  12,147    4.80     9,661     3.10    10,635    4.42      11,663  10.05    11,689    9.61     10,989   7.52
  Commercial
    business........   2,798    1.11     3,126     1.00     2,887    1.20       3,679   3.17     4,285    3.52      5,980   4.09
  Leases............   1,671    0.66     3,093     0.99     3,590    1.49       2,194   1.89     2,828    2.33      3,847   2.63
  Other.............   6,230    2.46     5,261     1.69     5,072    2.11       4,796   4.14     4,138    3.40      4,145   2.83
                    --------   -----  --------   ------  --------  ------    --------  -----  --------  ------   -------- ------
       Total
         consumer
         and other
         loans......  22,846    9.03    21,141     6.78    22,184    9.22      22,332  19.25    22,940   18.86     24,961  17.07
                    --------  ------  --------   ------  --------  ------      ------ ------  --------  ------   -------- ------
       Total loans.. 252,879  100.00%  311,906            240,512  100.00%    116,013 100.00%  121,644  100.00%   146,220 100.00%
                    ========  ======  ========           ========  ======    ======== ======  ========  ======   ======== ======
Less:
  Unearned
    discount,
    premium,
    deferred
    loan fees,
    net.............     139               530                753                 647              748              1,265
  Allowance for
    loan
    losses..........   2,029             1,806              1,484               1,473            1,450              1,656
                    --------         ---------           --------            --------         --------           --------
      Total loans,
       net..........$250,711         $ 309,570           $238,275            $113,893         $119,446           $143,299
                    ========         =========           ========            ========         ========           ========
Mortgage-backed
securities held-
to-maturity:
  FHLMC.............  76,523   53.12 $  90,016    58.54% $ 65,834   47.76%   $ 85,524  47.14% $ 68,526   44.41%  $ 54,093  56.44%
  FNMA..............  22,927   15.91    27,547    17.92    33,150   24.05      39,713  21.89    29,201   18.93      6,831   7.13
  GNMA..............   7,483    5.19     6,043     3.93     7,644    5.55       9,358   5.16     9,653    6.26      7,480   7.81
  Real estate
    investment
    mortgage
    conduit.........  36,389   25.26    29,220    19.00    30,033   21.79      46,603  25.69    46,437   30.10     26,113  27.25
  Collateralized
    mortgage
    obligations.....      --                --       --        19    0.01         213   0.12       471    0.30      1,319   1.37
  Other mortgage-
    backed
    securities......     752    0.52       932     0.61     1,161    0.84          --     --        --      --         --     --
                    --------  ------  --------  ------   --------  ------    -------- ------  --------  ------   -------- ------
    Total mortgage-
      backed and
      related
      securities
      held-to-
      maturity......$144,074  100.00% $153,758   100.00% $137,841  100.00%   $181,411 100.00% $154,288  100.00%  $ 95,836 100.00%
                    ========  ======  ========   ======  ========  ======    ======== ======  ========  ======   ======== ======




Mortgage-backed
  securities
  available-
  for-sale:
    FHLMC...........$ 19,223   52.17% $  8,905   40.43%  $ 15,422   52.03%
    FNMA............   7,863   21.34     3,240    14.71     4,010   13.53
    Real estate
      investment
      mortgage
      conduit.......   9,761   26.49     9,882    44.86    10,208   34.44
                    --------  ------  --------   ------  -------- -------

      Total.........$ 36,847  100.00% $ 22,027   100.00% $ 29,640  100.00%
                    ========  ======  ========   ======  ========  ======


         The following table sets forth the Savings Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal payments for the periods indicated:


                                                          Years Ended December 31,
                                                     ------------------------------------
                                                       1997         1996          1995
                                                       ----         ----          ----
                                                               (In thousands)
Total loans receivable (gross):
  At beginning of period .........................   $ 311,906    $ 240,512    $ 116,013
   Mortgage loans originated:
     One- to four-family .........................      52,039       64,643       41,627
     Commercial real estate and multi-family .....       6,222        8,488          --
     Construction ................................       8,090       14,465        6,859
                                                     ---------    ---------    ---------
         Total mortgage loans originated .........      66,351       87,596       48,486
   Mortgage loans purchased:
     One- to four-family .........................      14,224       82,363       94,732
     Other non-residential .......................          --          358           --
                                                     ---------    ---------    ---------
         Total mortgage loans purchased ..........      14,224       82,721       94,732
                                                     ---------    ---------    ---------
   Total mortgage loans originated and purchased .      80,575      170,317      143,218
   Consumer loans originated .....................       6,643        4,473        6,611
   Transfer of mortgage loans to real estate owned        (249)        (242)        (136)
   Sale of loans .................................     (94,925)     (19,591)          --
   Loans securitized .............................          --      (28,212)          --
   Principal repayments ..........................     (51,071)     (55,351)     (25,194)
                                                     ---------    ---------    ---------
   Total loans receivable at end of period .......   $ 252,879    $ 311,906    $ 240,512
                                                     =========    =========    =========

Mortgage-backed securities:
   Held-to-maturity:
   At beginning of period ........................     153,758    $ 137,841    $ 181,411
   Mortgage-backed securities purchased ..........      18,972       45,349       10,198
   Mortgage-backed securities sold ...............          --           --           --
   Transferred to available-for-sale .............          --           --      (29,640)
   Amortization and repayments ...................     (28,656)     (29,432)     (24,128)
                                                       -------      -------      -------
   At end of period ..............................   $ 144,074    $ 153,758    $ 137,841
                                                     =========    =========    =========

   Available-for-sale:
   At beginning of period ........................      22,027    $  29,640    $      --
   Transferred from held-to-maturity .............          --           --       29,640
   Mortgage-backed securities purchased ..........      37,129        4,952           --
   Mortgage-backed securities sold ...............      (4,153)      (8,943)          --
   Amortization and repayments ...................     (18,156)      (3,622)          --
                                                     ---------    ---------    ---------
   At end of period ..............................   $  36,847    $  22,027    $  29,640
                                                     =========    =========    =========

         Maturity  of Loans and  Mortgage-backed  and  Related  Securities.  The following table sets forth the maturity of Third Federal's loan and mortgage-backed securities at December 31, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $86,800 million for the year ended December 31, 1997. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                     Commercial                                    Mortgage-
                            One- to  Real Estate                                    Backed
                             Four-   and Multi-             Consumer   Total Loans and Related
                            Family    Family   Construction and Other  Receivable  Securities  Total
                            ------    ------   ------------ ---------  ----------  ----------  -----
                                                         (In thousands)
Non-performing .........   $    776   $     --   $     --   $    606   $  1,382   $     --   $  1,382
Amounts Due:
Within 3 months ........        193          7      1,253         16      1,469        776      2,245
3 months to 1 Year .....      4,721        213      6,353      2,473     13,760      1,448     15,208


After 1 year:
  1 to 3 years .........      7,612      2,369      4,703      1,219     15,903     14,160     30,063
  3 to 5 years .........     12,017      3,332         87      4,839     20,275     22,539     42,814
  5 to 10 years ........     17,648     16,965         --     10,786     45,399     31,142     76,541
  10 to 20 years .......     57,028      4,244         --      2,907     64,177     52,051    116,228
  Over 20 years ........     98,335         --         --         --     98,335     58,805    157,140
Total due after one year    192,638     26,910      4,790     19,751    244,089    178,697    422,780
Total amounts due ......    198,328     27,130     12,396     22,846    260,700    180,921    441,621

Less:
Allowance for loan loss       1,503        202         37        287      2,029         --      2,029
Loans in process .......         --        477      7,344         --      7,821         --      7,821
Deferred loan fees .....        133         --         --          6        139         --        139
                           --------   --------   --------   --------   --------   --------   --------

    Total ..............   $196,692   $ 26,451   $  5,015   $ 22,553   $250,711   $180,921   $431,632
                           ========   ========   ========   ========   ========   ========   ========

         The following table sets forth the dollar amount of all loans due after December 31, 1998, which have predetermined interest rates and which have floating or adjustable interest rates.

                                            Fixed       Floating or
                                            Rates     Adjustable Rates   Total
                                            -----     ----------------   -----
                                                       (In thousands)
One- to four-family ...................   $129,003       $ 63,570       $192,638
Commercial real estate and multi-family     15,520         11,382         26,910
Construction ..........................        148          4,642          4,790
Consumer and other ....................     12,796          6,955         19,751
                                          --------       --------       --------
  Total ...............................   $157,540       $ 86,549       $244,089
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

         At December 31, 1997, 86.2% of mortgage loans consisted of one- to four-family residential loans, of which 33.0% were ARM loans. The Savings Bank has historically not originated a large amount of ARM loans.

         The Savings Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1 to 2 % per adjustment with a lifetime cap of 5 to 6% over the life of the loan. The ARM loans acquired as a result of the Doylestown merger adjust at the end of one or three years and adjust by a maximum of 2.00% per adjustment with a lifetime cap of 5.00% over the life of the loan

         The Savings Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. The Savings Bank has continued its emphasis on fixed-rate mortgage loans with terms of 15 years or less. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Savings Bank's cost of funds. The origination fees for fixed-rate loans were generally 3.0% at December 31, 1997. Generally, the Savings Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. The Savings Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights on certain loans.

The Savings Bank, however, is primarily a portfolio lender. As of December 31, 1997, the Savings Bank's portfolio of loans serviced for others totaled approximately $26.4 million.

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

         Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Savings Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 1997, the five largest commercial real estate and multi-family loans totaled $8.4 million with no single loan larger than $2.1 million. At December 31, 1997, all such loans were current and the properties securing such loans are in the Savings Bank's market area.

         Construction Loans. At December 31, 1997, the Savings Bank had $5.1 million of construction loans or 2.0% of the Savings Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer and Other Loans. The Savings Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $22.8 million or 9.1% of the Savings Bank's total loan portfolio at December 31, 1997. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Savings Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

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

         The Savings Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Savings Bank's interest rate gap management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 1997, the Savings Bank had $541,034 in consumer loans delinquent more than 90 days.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

         The Savings Bank offers second mortgage loans on one- to four-family residences. At December 31, 1997, second mortgage and home equity loans totaled $12.1 million, or 4.9% of the Savings Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Savings Bank's standards applicable to one- to four-family residential loans.

         The Savings Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Savings Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Savings Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 1997, the Savings Bank had approximately $2.8 million outstanding in commercial business loans, which represented approximately 1.1% of its total loan portfolio.

         Loan Approval Authority and Underwriting. All loans must be approved by either two or more loan officers specifically designated by the Board of Directors or by the Board of Directors, depending on the amount and type of loan. Any two designated underwriters may approve loans on one- to four-family residences, not to exceed FHLMC and FNMA conforming single-family limits, which at December 31, 1997, was $227,150 or consumer loans up to $100,000 providing the loan meets all of the Savings Bank's underwriting guidelines for consumer loans. All other loans up to $500,000 must be approved by the Loan Committee. All loans that exceed $500,000 must be submitted to the Board of Directors for approval.

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

         Loans to one Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Savings Bank's maximum loan- to-one borrower limit was approximately $6.7 million as of December 31, 1997.

         At December 31, 1997, the Savings Bank's five largest aggregate lending relationships had balances ranging from $2.1 to $6.2 million. At December 31, 1997, all of these loans were current.

Mortgage-Backed Securities

         To supplement lending activities, Third Federal invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of December 31, 1997, consisted primarily of fixed-rate certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($95.7 million), Government National Mortgage Association ("GNMA"), ($7.4 million) Federal National Mortgage Association ("FNMA") ($30.8 million), real estate investment mortgage conduit ("REMICs") ($46.2 million), and other mortgage-backed securities ($.8 million).

         At December 31, 1997, the carrying value of mortgage-backed securities totaled $180.9 million, or 30.3% of total assets. The market value of such securities totaled approximately $182.6 million at December 31, 1997.

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

         The CMOs and REMICs held by the Savings Bank at December 31, 1997, consisted solely of fixed-rate notes and adjustable-rate notes with contractual maturities ranging from 1 to 27 years. The portfolio of CMOs and REMICs held within the Savings Bank's mortgage-backed securities portfolio at December 31, 1997, did not include any residual interests. Further, at December 31, 1997, the Savings Bank's mortgage-backed securities portfolio did not include any "stripped" CMOs and REMICs, i.e.

CMOs and REMICs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest.

         The following table sets forth the carrying value of the Savings Bank's mortgage-backed securities held in portfolio at the dates indicated.

                                                                   At December 31,
                                                 -------------------------------------------------------
                                                     1997                 1996                   1995
                                                 ------------          -----------            ----------
                                                                   (In thousands)
Held to maturity:
  GNMA-fixed rate.......................           $  7,483             $   6,043              $  7,644
  FHLMC ARMs............................                281                   364                   407
  FHLMC-fixed rate......................             76,242                89,652                65,427
  FNMA-fixed rate.......................             22,927                27,547                33,150
  CMOs..................................                 --                    --                    19
  Remics................................             36,389                29,220                30,033
  Other mortgage-backed securities......                752                   932                 1,161
                                                   --------             ---------              --------
   Total mortgage-backed securities.....           $144,074             $ 153,758              $137,841
                                                   ========             =========              ========
Mortgage-backed securities
Available-for-sale:
  FHLMC                                            $ 19,223             $   8,905              $ 15,422
  FNMA                                                7,863                 3,240                 4,010
  Remics................................              9,761                 9,882                10,208
                                                   --------             ---------              --------
    Total mortgage-backed securities
      available-for-sale................           $ 36,847             $  22,027              $ 29,640
                                                    =======               =======                ======


         Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Savings Bank's mortgage-backed securities portfolio at December 31, 1997. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                                                                     Contractural
                                                 Contractual                        Available-For-
                                                   Held To                               Sale
                                               Maturities Due         WAC           Maturities Due            WAC
                                               --------------         ---           --------------            ---
                                                                   (Dollars in thousands)
Less than 1 year.........................          $  1,816           6.37%            $    408                6.0 %
1 to 3 years.............................            11,992           6.44                2,168                6.0
3 to 5 years.............................            13,114           6.96                9,425                7.0
5 to 10 years............................            24,732           7.15                6,410                6.44
10 to 20 years...........................            44,404           7.05                7,647                6.92
Over 20 years............................            48,016           7.14               10,789                6.92
                                                   --------           ----              -------                ----
Total mortgage-backed securities.........          $144,074           7.03%             $36,847                6.79%
                                                   ========           ====              =======                ====


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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Savings Bank at the dates indicated. The Savings Bank had no loans contractually past due 90 days or more or for which accrued interest has been recorded. At December 31, 1997, the Savings Bank had no restructured loans within the meaning of SFAS No. 15.

                                                              At December 31,            At June 30,
                                              -------------------------------------   ----------------
                                               1997      1996      1995      1994      1994     1993
                                              ------    -------   -------   -------   -------   ------
                                                               (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .....................   $  776    $  922    $  999    $  928    $1,041    $1,782
  Commercial real estate and multi-family .       --        --        28       119       120       994
Consumer and other ........................      606     1,050       776       639       552       685
                                              ------    ------    ------    ------    ------    ------
   Total non-accrual loans ................   $1,382    $1,972    $1,803    $1,686    $1,713    $3,461
                                              ======    ======    ======    ======    ======    ======

Real estate owned, net ....................   $  351    $  112    $  129    $  139    $  376    $1,687
Other non-performing assets(1) ............       --        --        --        --        --       609
                                              ------    ------    ------    ------    ------    ------
Total non-performing assets ...............   $1,733    $2,084    $1,932    $1,825    $2,089    $5,757
                                              ======    ======    ======    ======    ======    ======
Total non-accrual loans to net loans ......      .55%     0.64%     0.76%     1.48%     1.43%     2.42%
                                              ======    ======    ======    ======    ======    ======
Total non-accrual loans to total assets ...      .23%     0.30%     0.37%     0.39%     0.39%     0.89%
                                              ======    ======    ======    ======    ======    ======
Total non-performing assets to total assets      .29%     0.32%     0.39%     0.42%     0.48%     1.48%
                                              ======    ======    ======    ======    ======    ======

----------------
(1) Other non-performing assets consists of Third Federal's investment in an administrative building. Such building was sold subsequent to December 31, 1993.

         At December 31, 1997, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

         At December 31, 1997, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

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

         The following table provides further information in regard to the Savings Bank's classified assets as of December 31, 1997.

                                                        At
                                                   December 31,
                                                       1997
                                                   ------------
                                                  (In thousands)

  Special mention assets....................          $    --
  Substandard...............................            2,384
  Doubtful assets...........................               --
  Loss .....................................               --
                                                       ------
     Total classified assets................           $2,384
                                                       ======

---------------------
(1) Substandard assets include approximately $1,002,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.

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

         The following table sets forth information with respect to the Savings Bank's allowance for loan losses at the dates and for the periods indicated:


                                          For the Years Ended          For the Six Months   For the Years Ended
                                              December 31,             Ended December 31,       June 30,
                                     -------------------------------   ------------------ ---------------------
                                     1997         1996          1995         1994           1994         1993
                                     ----         ----          ----         ----           ----         ----
                                                                (Dollars in thousands)

Balance at beginning of period .   $ 1,806     $    1,484     $ 1,473     $   1,450       $ 1,656     $ 1,800
Provision for loan losses ......       397            330          72            30          (144)         48
Charge-offs:
  One- to four-family ..........        (1)            --         (48)           --            --          --
  Commercial and multi-family
  real estate loans ............        --             --          --            --           (31)       (380)
  Consumer and other loans(1) ..      (173)            (8)        (13)           (7)          (31)       (300)
Recoveries:
  Commercial and multi-family
  real estate loans ............        --             --          --            --            --         413
  Consumer and other loans(1) ..        --             --          --            --            --          75
                                   -------     ----------     -------     ---------       -------     -------
Balance at end of year(2) ......   $ 2,029     $    1,806     $ 1,484     $   1,473       $ 1,450     $ 1,656
                                   =======     ==========     =======     =========       =======     =======


Ratio of net charge-offs during
  the period to average loans
  outstanding during the period        0.6%         0.003%       0.04%         0.01%          .04%        .12%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period     147.0%          91.6%       82.3%         87.3%         84.6%       47.8%
Ratio of allowance for loan
  losses to net loans receivable
  at the end of period .........       .81%          0.58%       0.62%          1.3%          1.2%        1.2%
Ratio of allowances for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of period ..    137.33%         92.03%       76.8%         81.3%         69.4%       29.5%

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


                                           At December 31,                                                 At June 30,
             ------------------------------------------------------------------------------- ---------------------------------------
                 1997                 1996                1995               1994                 1994                1993
             ------------------  -------------------  ------------------- ------------------ -------------------- ------------------

                    Percent of           Percent of            Percent of        Percent of           Percent of         Percent of
                     Loans to             Loans to              Loans to          Loans to             Loans to           Loans to
             Amount Total Loans  Amount  Total Loans  Amount  Total Loans Amount Total Loans  Amount  Total Loans Amount Total Loans
             ------ -----------  ------  -----------  ------  ----------- ------ -----------  ------  ----------- ------ -----------

                                               (Dollars in thousands)
At end of
 period
 allocated
 to:
One- to
 four-
 family......$1,503   78.4     $  1,330      73.7%  $1,042       85.1%    $  990    67.2%    $  958    70.4%      $ 788    72.0%
Commercial
 real estate
 and
 multi-
 family......   202   10.5          102       5.7       46        4.1        134     9.1        132    10.2         422    10.9
Construction.    37    2.0           24       1.3       24        1.6          8     0.5         12     0.5           2     0.4
Consumer
 and other
 loans.......   287    9.1          350      19.3      372        9.2        341    23.2        348    18.9         490    17.1
             ------  -----      -------     -----   ------      -----     ------   -----     ------   -----      ------   -----
Total
 allowance...$2,029  100.0%     $ 1,806     100.0%  $1,484      100.0%    $1,473   100.0%    $1,450   100.0%     $1,656   100.0%
             ======  =====      =======     =====   ======      =====     ======   =====     ======   =====      ======   =====



Analysis of the Allowance for Real Estate Owned

                                    At December 31,
                                 ----------------------
                                 1997    1996     1995
                                 ----------------------
                                 (Dollars in thousands)
Total real estate owned and in
  judgment....... ............   $ 359   $ 116   $ 129
                                 =====   =====   =====

Allowance balances - beginning   $   3   $  --   $  11

Provision ....................       5       3       2

Charge-offs ..................      --      --     (13)
                                 -----   -----   -----

Allowance balances - ending ..   $   8   $   3   $  --
                                 =====   =====   =====

Allowance for losses on real
estate owned and in judgment
to net real estate owned and in
judgment........................   2.2%    2.5%     --%
                                 =====   =====   =====


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

                                                                 At December 31,
                                          -----------------------------------------------------------
                                                   1997              1996                  1995
                                          -----------------   -----------------   -------------------
                                          Amortized   Market  Amortized  Market   Amortized   Market
                                            Cost      Value     Cost     Value      Cost      Value
                                          ---------   ------  ---------  ------   ---------   ------
                                                                               (In thousands)

Interest-earning deposits ..............   $25,628   $25,628   $38,120   $38,120   $15,606   $15,606
                                           =======   =======   =======   =======   =======   =======

Investment securities held-to- maturity:
  U.S. government and agency
    obligations ........................    50,278    50,433   $34,976   $34,854   $14,475   $14,739
  State and political
    subdivisions .......................     2,544     2,593     3,068     3,040     3,140     3,139
  Corporate debt securities ............         0         0       500       499     6,025     6,002
                                           -------   -------   -------   -------   -------   -------
    Total ..............................   $52,822   $53,026   $38,544   $38,393   $23,640   $23,880
                                           =======   =======   =======   =======   =======   =======

Securities available-for-sale:
  U.S. government and agency
    obligations ........................   $31,254    31,327   $11,976   $12,015   $14,489   $14,448
  Equity securities
    (SLMA stock) .......................        10       210        10       139        10        98
                                                               -------   -------   -------   -------
  Mutual funds .........................       500       500       500       498       500       498
                                           -------   -------   -------   -------   -------   -------
    Total ..............................   $31,764   $32,037   $12,486   $12,652   $14,999   $15,044
                                           =======   =======   =======   =======   =======   =======

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 1997.


                       One Year or Less  One to Five Years   Five to Ten Years  More than Ten Years Total Investment Securities (2)
                     ------------------- ------------------- ------------------ ------------------- -------------------------------
                     Carrying    Average Carrying    Average  Carrying  Average Carrying    Average Carrying  Average      Market
                       Value      Yield    Value      Yield     Value    Yield    Value      Yield    Value    Yield       Value
                       -----      -----    -----      -----     -----    -----    -----      -----    -----    -----       -----
                                                       (Dollars in thousands)
U.S. government
 obligations......... $7,015,781  5.85%  $ 7,076,660  6.56%  $          0   %    $        0      % $14,092,441  6.20%   $14,152,344
U. S. agency
 obligations......... 19,991,911  5.58    28,006,892  6.33     16,768,000 7.07    2,955,992  8.22   67,722,795  6.56     67,817,767
Municipal obligations          0             725,000  4.71              0         1,818,963  5.28    2,543,963  5.12      2,592,900
Corporate obligations          0                   0                    0                 0            500,000  5.66              0
Other securities(1)..    500,000  5.66             0                    0                 0                  0              499,499
                     -----------  ----   -----------  ----   ------------ ----   ----------  ----  -----------  ----   -----------
  Total..............$27,507,692  5.65%  $35,808,552  6.35%  $ 16,768,000 7.07%  $4,774,955  7.10% $84,859,199  6.46%  $ 85,062,510
                     ===========  ====   ===========  ====   ============ ====   ==========  ====  ===========  ====   ===========

------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.
(2) Includes $32.0 million of U.S. government and agency obligations and other investments which are carried as available-for-sale at December 31, 1997. Investment securities available-for-sale are carried at market value.

Sources of Funds

         General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Savings Bank's funds for use in lending, investing and other general purposes.

         Deposits. The Savings Bank offers a variety of deposit accounts having a range of interest rates and terms. The Savings Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $32,497 million or 7.21% consist of IRA, Keogh or SEP retirement accounts at December 31, 1997.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Savings Bank's deposits are primarily obtained from areas surrounding its offices, and the Savings Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Savings Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 1997, core deposits amounted to 56.04% of total deposits.

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




                                                                    At December 31,
                                ----------------------------------------------------------------------------------------
                                          1997                           1996                          1995
                                ---------------------------   ---------------------------   ----------------------------
                                                  Weighted                       Weighted                      Weighted
                                        Percent   Average               Percent  Average              Percent  Average
                                        of Total  Nominal              of Total  Nominal             of Total  Nominal
                                Amount  Deposits    Rate       Amount  Deposits    Rate     Amount   Deposits   Rate
                                ------  --------  -------     -------  --------   ------    ------   --------  -------
                                                                       (Dollars in thousands)

Transaction accounts:
  Interest-bearing checking
   accounts..................    40,360      9.00    1.01    $ 42,513     9.06%     0.98% $ 33,581      9.96%    1.57%

  Money market accounts......    32,777      7.28    3.32      29,970     6.39      3.54    10,481      3.11     2.75
  Non-interest-bearing
 checking accounts...........     5,037      1.12      --       3,741     0.80        --     1,573      0.47       --
                               --------    ------            --------   ------            --------    ------     ----
Total transaction accounts...    78,174     17.35              76,224    16.25              45,635     13.54
Fixed-rate passbook accounts.   122,952     27.30    2.50     127,213    27.12      3.00   120,387     35.72     3.00
Adjustable-rate passbook
 accounts....................    51,277      4.38    4.97      60,452    12.89      4.88    68,247     20.25     4.74
      Total                     174,229     38.68             187,665    40.01             234,269     69.51
                               --------    ------            --------   ------            --------    ------
Certificate accounts:
  90-day certificates........     1,340       .30    3.49       2,354     0.50      3.96     4,541      1.35     4.05
  Six-month certificates.....    10,743      2.38    4.04      18,861     4.02      4.44    10,351      3.07     4.10
  Seven-month certificates...       480       .11    4.27       3,555     0.76      4.93        --        --       --
  Eight-month certificates...    33,155      7.38    5.49          --       --        --        --        --       --
  Nine-month certificates....     2,936       .65    4.07      13,116     2.80      4.96     5,144      1.53     5.86
  Ten-month certificates.....     3,300       .73    4.33      19,341     4.12      5.29        --        --       --
  One-year certificates......    19,599      4.35    4.69      55,586    11.85      5.28    17,409      5.16     5.08
  15-month certificates......    28,433      6.31    5.70       1,450     0.31      5.54        --        --       --
  17-month certificates......     5,770      1.28    5.74       8,801     1.88      5.53     7,515      2.23     5.75
  18-month certificates......     6,807      1.51    5.50       5,052     1.08      4.83    12,004      3.56     6.07
  21-month certificates......       256       .06    5.07         677     0.14      5.20        --        --       --
  Two-year certificates......    30,445      6.76    5.84      22,632     4.82      5.65     6,139      1.82     4.99
  25-month certificates......    12,537      2.78    5.91       8,666     1.85      5.81        --        --       --
  30-month certificates......     6,419      1.42    5.06       8,539     1.82      5.45     7,371      2.19     4.54
  Three-year certificates....    10,780      2.39    5.85       9,628     2.05      5.55     5,442      1.61     4.55
  Four year certificates.....     2,575       .57    5.66       2,645     0.56      5.48       929      0.27     5.33
  54 month certificates......     1,974       .44    5.92       1,975     0.42      5.83     1,921      0.57     5.80
  Five year certificates.....    18,341      4.07    5.49      19,356     4.13      5.35    18,274      5.42     5.66
  Six-year certificates......       165       .04    5.48         211     0.04      5.34        --        --       --
  Seven-year certificates....         1        --    7.40           1       --      7.30        --        --       --
  Eight-year certificates....        88       .02    5.92          99     0.02      5.80       105      0.03     5.83
  10-year....................     1,072       .24    7.71       1,398     0.30      7.85     1,050      0.31     7.88
  Jumbo certificates(1)......       810       .18    5.00       1,256     0.27      5.40     4,436      1.32     5.12
                               --------    ------            --------   ------      ----  --------    ------     ----
     Total certificate
      accounts...............   198,026     43.97    5.38     205,199    43.74      5.30   102,800     30.49     5.22
                               --------    ------    ----    --------   ------      ----  --------    ------     ----
Total deposits...............  $450,429    100.00%   3.95%   $469,088   100.00%     4.08% $337,069    100.00%    3.87%
                               ========    ======    ====    ========   ======      ====  ========    ======     ====

(1) The $810,000 in jumbo certificates of deposit shown at December 31, 1997 does not include certificate deposits in excess of $100,000 with interest compounded on a daily basis. The jumbo certificate category includes only certificate deposits in excess of $100,000 with simple interest paid on an annual basis at a premium of .25% over posted interest rates.

         At December 31, 1997, the Savings Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                  Amount
                                                  ------
Maturing Period                               (In thousands)
---------------
Three months or less.....................          $1,199
Over three through six months............           1,806
Over six through 12 months...............           3,420
Over 12 months...........................           2,953
                                                    -----
    Total................................          $9,378
                                                    =====


         The following table presents, by various rate categories, the amount of time deposits outstanding at December 31, 1997, 1996 and 1995, and the periods to maturity of the certificate accounts outstanding at December 31, 1997.


                     Period to Maturity from
                         December 31, 1997
                   --------------------------------
                   Within                                  At December 31,
                     One      One to                 ------------------------------
                     Year   Three Years  Thereafter    1997       1996       1995
                   -------- ----------  ----------   --------   --------   --------
                                      (In thousands)
Time deposits:
  2.00% to 2.99%   $      1   $     17   $      0   $     18   $     17   $    273
  3.00% to 3.99%     16,830         67          0     16,897      2,927     11,711
  4.00% to 4.99%     29,277      7,636        542     37,455     61,355     27,319
  5.00% to 5.99%     88,605     44,119      4,136    136,860    129,935     49,298
  6.00% to 6.99%      1,307      4,073        564      5,944      9,633     11,578
  7.00% to 7.99%         65         82        167        314        628      1,886
  8.00% to 8.99%        280        173          0        453        596        735
  9.00% to 9.99%         39         46          0         85        108         --
                   --------   --------   --------   --------   --------   --------
       Total ...   $136,404   $ 56,213   $  5,409   $198,026   $205,199   $102,800
                   ========   ========   ========   ========   ========   ========

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


                                             At December 31,
                                 ---------------------------------------
                                    1997          1996          1995
                                 ----------    ----------    -----------
                                          (Dollars in thousands)

FHLB advances ................   $   88,359    $   98,359    $   73,359
                                 ==========    ==========    ==========


Weighted average interest rate         6.03%         5.98%         6.07%




                                     Years Ended December 31,
                                 -------------------------------
                                   1997        1996       1995
                                 --------    --------    -------
                                     (Dollars in thousands)
Maximum balance of
 FHLB advances outstanding ...   $ 98,359    $ 98,359    $73,359
                                 ========    ========    =======
Weighted average balance of
FHLB advances outstanding ....   $ 97,837    $ 89,343    $16,171
                                 ========    ========    =======
Weighted average interest rate
of FHLB advances .............        6.0%       5.99%      6.22%
                                 ========    ========    =======


Subsidiary Activity

         Third Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1997, Third Federal was authorized to invest up to approximately $12.0 million in the stock of, or loans to, service corporations (based upon the 2% limitation). At December 31, 1997, the Savings Bank had no active subsidiaries.

Personnel

         As of December 31, 1997, the Savings Bank had 144 full-time and 17 part-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

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

         William C. Niemczura has been with the Savings Bank as an officer since 1987. Prior to his current position as Senior Vice President and Chief Financial Officer, Mr. Niemczura was Assistant Vice President and Vice President-Lending. Mr. Niemczura is Senior Vice President, Treasurer and Chief Financial Officer of the Company.

         Elizabeth Davidson Maier is Senior Vice President and Secretary of the Savings Bank and the Company and has been with the Savings Bank since 1964. Ms. Maier has been an officer of the Savings Bank since 1974. Prior to that, Ms. Maier held various positions at the Savings Bank.

         The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                   REGULATION

         Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Savings Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         Insurance of Deposit Accounts. The Savings Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

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

         The following table sets forth the Savings Bank's compliance with its regulatory capital requirements as of December 31, 1997:

                                               Amount                Percent
                                               ------                -------
                                                   (Dollars in thousands)

Tangible capital..........................     $ 42,544                7.16%
Tangible capital requirement..............        8,902                1.50
                                               --------               -----

Excess over requirement...................     $ 33,642                5.66%
                                               ========               =====

Core Capital..............................     $ 42,544                7.16%
Core Capital requirement..................       17,804                3.00
                                               --------               -----

Excess over requirement...................     $ 24,740                4.16%
                                               ========               =====

Risk-based capital........................     $ 44,573               17.41%
Risk-based capital requirement............       20,487                8.00
                                               --------               -----

Excess over requirement...................     $ 24,086                9.41%
                                               ========               =====



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

         In January 1998, the OTS proposed amendments to its current regulations with respect to capital distributions by savings associations. Under the proposed regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the proposed regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of the capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the proposed regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. Under certain other circumstances, savings associations will be required to file a notice with OTS prior to making the capital distribution. The OTS proposed limitations on capital distributions are similar to the limitations imposed upon national banks. The Bank is unable to predict whether or when the proposed regulation will become effective.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 1997, the Savings Bank was in compliance with its QTL requirement with 82.8% of its assets invested in QTIs .

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At December 31, 1997, the Savings Bank's liquidity ratio was 19.3%.

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Savings Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Savings Bank's total transaction accounts required a reserve level of $750,000 which was entirely offset by the Bank's vault cash on hand.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Savings Bank had no such borrowings at December 31, 1997.

Item  2.  Description of Property
---------------------------------

         The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. The Savings Bank operates from its main office and 13 branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Savings Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third-party and the other is used as a parking lot for employees and tenants of Third Federal. The net book value of the two lots was $117,000 at December 31, 1997. In addition, the Savings Bank owns a vacant lot at Newtown Yardley Road and Friends Lane, Newtown, Pennsylvania. This lot was purchased in 1993 for future expansion and had a net book value of $1.6 million at December 31, 1997.

         The following table sets forth certain information regarding the Savings Bank's properties:

                                      Leased or                                                  Leased or
    Location                            Owned                  Location                            Owned
  -------------                        -------                 --------                          ---------

MAIN OFFICE
  Newtown Office
  3 Penns Trail
  Newtown, PA 18940                     Owned



 BRANCH OFFICES
  Frankford Office                                         Newtown Office
  4625 Frankford Avenue                                    950 Newtown Yardley Road
  Philadelphia, PA 19124                Owned              Newtown, PA 18940                       Leased





  Princeton Office
  Princeton Shopping Center                                Ewing Office
  301 N. Harrison Street                                   2075 Pennington Road
  Princeton, NJ 08540                   Leased             Trenton, NJ 08618                       Owned





  Hamilton Office                                        Mayfair Office
  1850 Route 33                                          Roosevelt Blvd. at Unruh
  Hamilton Square, NJ 08690                Owned         Philadelphia, PA 19149                    Owned


  Fishtown Office                                        Doylestown Office
  York & Memphis Streets                                 60 North Main Street
  Philadelphia, PA 19125                   Owned         Doylestown, PA 18901                      Owned

  Cross Keys Office                                      Administrative Office
  834 North Easton Highway                               62 Walker Lane
  Doylestown, PA 18901                     Owned         Newtown, PA 18940(1)                      Owned

  Woodhaven Office                                       Warminster Office
  Knights Road Center                                    601 Louis Drive
  4014 Woodhaven Road                                    Warminster, PA 18974                      Leased
  Philadelphia, PA 19154                   Leased

  Bridgesburg Office                                     Feasterville Office
  Orthodox & Almond Streets                              Buck Hotel Complex
  Philadelphia, PA 19137                   Owned         Feasterville, PA 19053                    Leased


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1997 Annual Report to Stockholders on pages 2 and 3, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Registrant's 1997 Annual Report to Stockholders on pages 4 and 5, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

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


                                   Years Ended                        Years Ended                       Twelve Months Ended
                        ------------------------------------ ----------------------------------- ----------------------------------
                           December 31      December 31        December 31      December 31          December 31,     June 30
                               1997      vs     1996               1996      vs    1995                  1995    vs    1994
                        ------------------------------------ ----------------------------------- ----------------------------------
                                 Increase (Decrease)                Increase (Decrease)                  Increase (Decrease)
                                        Due to                            Due to                               Due to
                        ------------------------------------ ----------------------------------  ----------------------------------
                            Volume        Rate         Net     Volume      Rate          Net       Volume       Rate        Net
                        -------------  -------     --------- ------------ -------     ---------  ---------   ----------- ----------
Interest income: .......                                               (In thousands)
 Loans receivable ......     (510)        443         (67)   $ 11,645    $    (30)   $ 11,615    $    853    $   (315)   $    538
 Mortgage-backed
  securities(1) ........    1,443          31       1,474        (699)       (137)       (836)      3,506         474       3,980
 Investment
  securities(1) ........    2,887          68       2,955        (982)         --        (982)       (401)        211        (190)
 Securities purchased
 under agreements to
  resell ...............      325          70         395          --          --          --          --          --          --
 Other interest-earning
  assets ...............      443       (1000)       (557)        (14)       (424)       (438)         50         736         786
                         --------    --------    --------    --------    --------    --------    --------    --------    --------

    Total interest-
     earning assets..... $  4,588    $   (388)   $  4,200    $  9,950    $   (591)   $  9,359    $  4,008    $  1,106    $  5,114
                         ========    ========    ========    ========    ========    ========    ========    ========    ========

Interest expense:
 Savings deposits ...... $  2,922    $    550    $  3,472    $  1,734    $   (363)   $  1,371    $   (724)   $  1,547    $    823
 Borrowed money ........      145        (334)       (189)      4,866         157       5,023         848         (57)        791
                         --------    --------    --------    --------    --------    --------    --------    --------    --------
    Total interest
      bearing
      liabilities ...... $  3,067         216    $  3,283    $  6,600    $   (206)   $  6,394    $    124    $  1,490    $  1,614
                         ========    ========    ========    ========    ========    ========    ========    ========    ========

Net change in interest
  income ............... $  1,521        (604)   $    917    $  3,350    $   (385)   $  2,965    $  3,884    $   (384)   $  3,500
                         ========    ========    ========    ========    ========    ========    ========    ========    ========



---------------
(1)      Includes interest income on investment securities held-for-sale.

         The remaining above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1997 Annual Report to Stockholders on pages 6 through 15 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Asset and Liability Management

         Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities in interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely, positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of shorter term or adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. At December 31, 1997, approximately 77% of the Bank's loan portfolio were comprised of loans with original maturities of less than 15 years, balloon mortgages or adjustable rate loans. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Bank will enter into forward commitments for the sale of these assets to ensure the Bank is not exposed to undue interest rate risk.

         The Bank utilizes its investment and mortgage-backed security portfolio in managing its liquidity and therefore seeks securities with a stated or average estimated maturities of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

         A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans. At December 31, 1997, approximately 44% of the Bank's deposits were CDs.

         The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

         The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 1997, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

         GAP analysis is a useful measurement of asset and liability management, however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the OTS and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 1997 are as follows:

                                      MVPE
--------------------------------------------------------------------------------

                                             Amount
Change in Interest Rate                 (In Thousands)             % Change


+400 Basis Points                            $35,571                 -37%
+300 Basis Points                             41,396                 -27%
+200 Basis Points                             47,259                 -16%
+100 Basis Points                             52,581                  -7%
Flat Rate                                     56,334
-100 Basis Points                             57,973                  +3%
-200 Basis Points                             58,074                  +3%
-300 Basis Points                             58,141                  +3%
-400 Basis Points                             60,381                  +7%

         Management believes that the assumptions utilized in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Bank's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

         In the event the Bank should experience a mismatch in its desired GAP ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Bank could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

Item 8.  Financial Statements
-----------------------------

         The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries are included in the Registrant's 1997 Annual Report to Stockholders on pages 17 through 63 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers -- General Information and Nominees" at pages 4 to 6 of the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included under "Item 1. Business -- Executive Officers of the Registrant."


Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 7 through 14.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 2 and 3.


Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

         The  information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 15.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.

                                                                                                               PAGE
                                                                                                               ----

Independent Auditors' Report.........................................................................             21
Consolidated Statements of Financial Position as of December 31, 1997 and 1996.......................             22
Consolidated Statements of Earnings For the Years Ended
  December 31, 1997, 1996 and 1995...................................................................             23
Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995...............................................          24-25
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995...................................................................          26-27
Notes to Consolidated Financial Statements...........................................................          28-63


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

          3.1     Certificate of Incorporation of TF Financial Corporation*
          3.2     Bylaws of TF Financial Corporation*
          4.0     Stock Certificate of TF Financial Corporation*
          4.1     The Company's Rights Agreement dated November 22, 1995**
         10.1 Third Federal Savings and Loan Association Management Stock Bonus Plan*
         10.2     TF Financial Corporation 1994 Stock Option Plan*
         10.3     Third  Federal   Savings  Bank  Directors   Consultation   and
                  Retirement Plan***
         10.4     TF Financial Corporation Incentive Compensation Plan***
         10.5     Severance Agreement with John R. Stranford***
         10.6     Severance Agreement with Thomas J. Sposito, II
         10.7     Severance Agreement with William C. Niemczura***
         10.8     TF Financial Corporation 1997 Stock Option Plan
         11.0     Statement re Computation of Per Share Earnings
         13.0     1997 Annual Report to Stockholders
         21.0     Subsidiary Information

         23.0     Consent of Independent Auditor
         27.1     Financial Data Schedule - December 31, 1997
         27.2     Restated Financial Data Schedule - September 30, 1997
         27.3     Restated Financial Data Schedule - June 30, 1997
         27.4     Restated Financial Data Schedule - March 31, 1997
         27.5     Restated Financial Data Schedule - December 31, 1996
         27.6     Restated Financial Data Schedule - September 30, 1996
         27.7     Restated Financial Data Schedule - June 30, 1996
         27.8     Restated Financial Data Schedule - March 31, 1996
         27.9     Restated Financial Data Schedule - December 31, 1995

                  (b)      Reports on Form 8-K.

                           None

--------------------------
* Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
** Incorporated herein by reference to the Registrants Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
*** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     TF FINANCIAL CORPORATION

Dated: March 31, 1998                                By:/s/ John R. Stranford
       --------------                                   --------------------------------
                                                        John R. Stranford
                                                        President, Chief Executive
                                                        Officer and Director
                                                        (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ John R. Stranford                       By:      /s/ William C. Niemczura
         -----------------------------------                  -------------------------------------
         John R. Stranford                                    William C. Niemczura
         President, Chief Executive Officer                   Senior Vice President, Chief
          and Director                                         Financial Officer and Treasurer
         (Principal Executive Officer)                        (Principal Financial and Accounting
                                                               Officer)

Date:    March 31, 1998                              Date:     March 31, 1998
         --------------                                       ---------------


By:      /s/ Carl F. Gregory                         By:      /s/ Robert N. Dusek
         ----------------------------------                   ------------------------------------
         Carl F. Gregory                                      Robert N. Dusek
         Director                                             Chairman of the Board

Date:    March 31, 1998                              Date:     March 31, 1998
         --------------                                       ---------------


By:      /s/ Thomas J. Gola                          By:      /s/ George A. Olsen
         ----------------------------------                   ------------------------------------
         Thomas J. Gola                                       George A. Olsen
         Director                                             Director

Date:    March 31, 1998                              Date:      March 31, 1998
         --------------                                       ----------------