Form 10-Q
period 1998-03-31
TF FINANCIAL CORP
filed 1998-05-15
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

                             COMMISSION FILE NUMBER   0-24168
                                                      -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                      74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                    identification no.)

3 Penns Trail, Newtown, Pennsylvania                    18940
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    215-579-4000
                                                    ----------------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

              Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date May 14, 1998


                Class                                     Outstanding
        ---------------------------                    ----------------
        $.10 par value common stock                    2,891,022 shares

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX


                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Unaudited Consolidated Financial Statements                  3
Item     2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 9
Item     3.       Quantitative and Qualitative Disclosures about Market Risk  15

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                           16
Item     2.       Changes in Securities                                       16
Item     3.       Defaults upon Senior Securities                             16
Item     4.       Submission of Matters to a Vote of Security Holders         16
Item     5.       Other Materially Important Events                           16
Item     6.       Exhibits and Reports on Form 8-K                            16

SIGNATURES

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                            March 31,    December 31,
         ASSETS                                                                1998         1997
                                                                             --------     --------
Cash and cash equivalents                                                   $  34,793       41,625
Securities purchased under agreements to resell                                     0       10,000
Certificates of deposit in other financial institutions                         2,537        2,737
Investment securities available for sale - at market value                     44,333       32,037
Investment securities held to maturity (market value of $60,786 and
   $53,026 respectively, for the periods shown)                                60,565       57,740
Mortgage-backed securities available for sale - at market value                45,321       36,847
Mortgage-backed securities held to maturity (market value of $191,514 and
    $145,723 respectively, for the periods shown)                             189,697      144,074
Loans receivable, net                                                         240,552      250,711
Accrued interest receivable                                                     4,062        3,957
Goodwill/Core deposit intangible                                                8,048        8,274
Premises and equipment, net                                                     8,113        7,889
Other assets                                                                    1,434        1,156
                                                                             --------     --------
         Total Assets                                                        $639,455     $597,047
                                                                             ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                  $450,629     $450,429
   Advances from the Federal Home Loan Bank                                   128,359       88,359
   Advances from borrowers for taxes and insurance                              1,442        1,591
   Accrued interest payable                                                     4,566        2,470
   Other liabilities                                                            3,480        4,103
                                                                             --------     --------
         Total Liabilities                                                    588,476      546,952
                                                                             --------     --------

Commitments and contingencies                                                    --           --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                            --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,891,022 and 2,886,251 shares outstanding at March 31, 1998 and December 31, 1997, net of treasury shares of
       2,101,301 and 2,102,767 respectively                                       529          529
   Additional paid-in capital                                                  51,823       51,775
   Net unrealized gain on investment securities available for sale                196          169
   Unearned ESOP shares-at cost                                                (2,976)      (3,010)
   Shares acquired by MSBP                                                       (789)        (895)
   Treasury stock - at cost                                                   (41,620)     (41,649)
   Retained earnings                                                           43,816       43,176
                                                                             --------     --------
         Total Stockholders' Equity                                            50,979       50,095
                                                                             --------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $639,455     $597,047
                                                                             ========     ========

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)

                                                                           Three Months
                                                                          Ended March 31,
                                                                          ---------------
                                                                        1998         1997
                                                                        ----         ----
Interest income
   Loans                                                              $  4,904    $  6,192
   Mortgage-backed securities                                            3,238       3,108
   Investment securities                                                 1,577       1,567
   Interest bearing deposits and other                                     422         308
                                                                      --------    --------
         TOTAL INTEREST INCOME                                          10,141      11,175
Interest expense
   Deposits                                                              4,314       4,657
   Borrowings                                                            1,348       1,457
                                                                      --------    --------
         TOTAL INTEREST EXPENSE                                          5,662       6,114
         NET INTEREST INCOME                                             4,479       5,061
Provision for loan losses                                                   15         105
                                                                      --------    --------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             4,464       4,956
Non-interest income
   Gain (loss) on sale of real estate acquired through foreclosure          (1)          0
   Gain on sale of mortgage-backed securities                                0          73
   Gain (loss) on sale of loans                                             74          (1)
   Gain on sale of servicing                                                 0           0
   Service fees, charges and other operating income                        347         318
                                                                      --------    --------
                TOTAL NON-INTEREST INCOME                                  420         390
Non-interest expense
   Employee compensation and benefits                                    1,665       1,673
   Occupancy and equipment                                                 439         445
   Federal deposit insurance premium                                        70          77
   Data processing                                                         175         180
   Professional fees                                                       135         133
   Goodwill and other intangible amortization                              225         244
   Provision for losses on real estate acquired through foreclosure          0           0
   Advertising                                                              90          98
   Other operating                                                         576         558
                                                                      --------    --------
         TOTAL NON-INTEREST EXPENSE                                      3,375       3,408
              INCOME BEFORE INCOME TAXES                                 1,509       1,938
Income taxes                                                               516         774
                                                                      --------    --------
         NET INCOME                                                   $    993    $  1,164
                                                                      ========    ========

Per share data
         Basic earnings per share                                     $   0.34    $   0.30
         Diluted earnings per share                                   $   0.31    $   0.29
Weighted average number of shares outstanding - Basic                    2,888       3,900
Weighted average number of shares outstanding - Diluted                  3,242       4,073

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                --------------------
                                                                                    1998     1997
                                                                                ---------  ---------

CASH FLOWS FROM  OPERATING  ACTIVITIES
         Net Income                                                             $     993  $   1,164
         Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization of:
                  Mortgage loan servicing rights                                        6         23
                  Deferred loan origination fees                                      (59)       (43)
                  Premiums and discounts on investment securities. net                 31         (7)
                  Premiums and discounts on mortgage-backed securities and
                  loans, net                                                           85        (11)
                  Amortization of goodwill and core deposit intangible                225        244
         Provision for loan losses and provision for losses on real estate             15        105
         Depreciation of premises and equipment                                       179        173
         Recognition of ESOP and MSBP expenses                                        206        228
         (Gain) loss on sale of mortgage-backed securities - available for sale         0        (73)
         (Gain) on sale of investment securities - available for sale                   0          0
         (Gain) loss on sale of real estate acquired through foreclosure                1          0
         (Gain) on sale of mortgage servicing rights                                    0          0
         (Gain) loss on sale of mortgage loans                                        (74)         1
         Decrease (increase) in
                  Accrued interest receivable                                        (105)       (11)
                  Other assets                                                       (334)      (120)
         Increase (decrease) in
                  Accrued interest payable                                          2,096      2,251
                  Other liabilities                                                  (711)       552
                                                                                ---------  ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,554      4,476

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and principal payments on loans. net                              (4,271)    (2,822)
Purchases of loans                                                                      0    (12,211)
Proceeds from loan sales                                                           14,527      6,518
Purchases and maturities of certificates of deposit in other
   financial institutions. net                                                        200       (475)
Purchases and maturities of securities purchased under
  agreements to resell, net                                                        10,000      8,022
Purchases of investment securities -
  available for sale                                                              (73,998)    (6,982)
Purchases of investment securities - held to maturity                             (16,415)   (45,425)
Purchases of mortgage-backed securities - available for sale                      (10,154)    (4,935)
Purchase of mortgage-backed securities - held to maturity                         (54,734)   (15,071)
Proceeds from maturities of investment securities - held to maturity               14,582     30,680
Proceeds from maturities of investment securities - available for sale             62,265      1,350
Principal repayments from maturities of mortgage-backed securities-
   held to maturity                                                                 9,072      5,811
Principal repayments from maturities of mortgage-backed securities-
   available for sale                                                               1,664        571
Proceeds from the sale of mortgage-backed securities - available for sale               0      2,647
Proceeds from the sale of investment securities - available for sale                    0          0
Purchases and redemptions of Federal Home Loan Bank Stock, net                     (1,500)      (250)
Proceeds from sales of real estate acquired through foreclosure                        50          0
Purchase of premises and equipment                                                   (403)      (112)
                                                                                ---------  ---------
          NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                    (49,115)   (32,684)

See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)






                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                       1998        1997
                                                                                       ----        ----

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/NOW accounts,
  passbook savings accounts and certificates of deposit                              $    200    $ (8,178)
Advances from Federal Home Loan Bank - net                                             40,000       5,000
Net (decrease) increase in advances from borrowers for taxes
         and insurance                                                                   (149)       (271)
Purchase of treasury stock                                                                  0      (3,513)
Common stock cash dividend                                                               (322)       (391)

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           39,729      (7,353)

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (6,832)    (35,561)

Cash and cash equivalents at beginning of period                                       41,625      54,132

Cash and cash equivalents at end of period                                           $ 34,793    $ 18,571
                                                                                     --------    --------

Supplemental disclosure of cash flow information
         Cash paid for
                  Interest on deposits and advances                                  $  3,565    $  3,863
                  Income taxes                                                       $  1,112    $     47
         Non-cash transactions
                  Transfers from loans to real estate acquired through foreclosure   $      0    $     39



See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of March 31, 1998, December 31, 1997, and for the three month periods ended March 31, 1998 and 1997 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


NOTE 3 -  CONTINGENCIES

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


NOTE 4 -  NEW PRONOUNCEMENTS

     On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure Information about Capital Structure". SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and No. 15, as well as SFAS No. 47. The Corporation's current disclosures were not affected by the adoption of SFAS No. 129.

     On January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior period amounts are required to be restated to conform to the provisions of SFAS No. 130. Total comprehensive income for the first three months of 1998 was $1,020,000, compared to $965,000 for the first three months of 1997. The adoption of SFAS 130 did not have a material impact on the Corporation's financial position or results of operations.

     On January 1, 1998, the Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 did not have an impact on the Corporation's financial position or results of operations.

     The American Institute of Certified Public Accountants (AICPA) executive committee has issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP was issued to provide authoritative guidance on the subject of accounting for the cost associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Corporation's financial position or results of operations.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

TF Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this quarterly report on form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economics in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

The Corporation's total assets at March 31, 1998 and December 31, 1997 totaled $639.5 million and $597.0 million, respectively, an increase of $42.5 million or 7.1% for the three month period. This increase was primarily a result of the $54.1 million increase in mortgage-backed securities, coupled with the $15.2 million increase in investment securities, partially offset by the $6.8 million decrease in cash and cash equivalents, the $10.0 million decrease in securities purchased under agreements to resell, and the $10.1 million decrease in loans receivable. The increase in total assets was funded by the $40.0 million increase in advances from the Federal Home Loan Bank. Total liabilities increased to $588.5 million at March 31, 1997 from $547.0 at December 31, 1997. This increase was primarily the result of the $40.0 million, or 45.2%, increase in advances from the Federal Home Loan Bank to $128.4 million at March 31, 1998 from $88.4 million at December 31, 1997. Total deposits balances remained level at $450.6 million at March 31, 1998 from $450.4 million at December 31, 1997.

The decrease in loans receivable of $10.1 million or, 4.0%, from $250.7 million at December 31, 1997 to $240.6 million at March 31, 1998 was a result of mortgage loan amortization.

Cash and cash equivalent balances decreased by $6.8 million, or 16.3%, from $41.6 million at December 31, 1997 to $34.8 million at March 31, 1998 primarily as a result of the reinvestment into mortgage-backed and investment securities.

Investment securities at March 31, 1998 totaled $104.9 million, which represents an increase of $15.2 million or 16.9% as compared to December 31, 1997. This increase is primarily due to the reinvestment of cash and cash flow caused by amortization of mortgage loans.

Mortgage-backed securities totaled $235.0 million at March 31, 1998 as compared to $180.9 million at December 31, 1997. This increase of $54.1 million or, 29.9%, is a result the investment of the proceeds of the $40.0 million of Federal Home Loan advances, coupled with the decrease in securities purchased under agreements to resell.

Total consolidated stockholders' equity of the Corporation increased $900,000, or 1.8%, to $51.0 million, or 8.0% of total assets, at March 31, 1998, from $50.1 million or 8.39 % of total assets at December 31, 1997, primarily due to the $640,000 increase to retained earnings for the three month period. The increase in net unrealized gain on investment securities available for sale of $27,000, coupled with the amortization of stock incentive plans of $140,000 also contributed to this increase in stockholders' equity.

Average Balance Sheet

The following table sets forth information relating to the Corporation's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are computed by dividing income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively for the periods indicated.

                                          Three Months Ended March 31,     Three Months Ended March 31,
                                                       1998(5)                       1997(5)
                                        --------------------------------   ----------------------------
                                                                Average                        Average
                                        Average                 Yield/      Average            Yield/
                                        Balance       Interest   Cost       Balance  Interest    Cost
                                        -------       --------   ----       -------  --------    ----
                                                             (Dollars in Thousands)
Assets:
Interest-earning assets:
  Loans receivable (4)................  $244,847      $ 4,904    8.01%     $310,389   $ 6,192    7.98%
  Mortgage-backed securities..........   202,952        3,238    6.38%      185,167     3,108    6.71%
  Investment securities...............   104,046        1,577    6.06%      101.023     1,567    6.20%
  Other interest-earning assets(1)....    36,046          422    4.68%       24,130       308    5.11%
                                        --------      -------              --------   -------
    Total interest-earning assets.....  $587,891      $10,141    6.90%     $620,709   $11,175    7.20%
                                        ========       ======              ========   =======
Non interest-earning assets...........    21,529                            $22,540
                                        --------                           --------
    Total  assets.....................  $609,420                           $643,249
                                        ========                           ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits....................   450,952       $4,314    3.83%     $462,572   $ 4,657    4.03%
  Borrowings..........................    98,359        1,348    5.48%      100,026     1,457    5.83%
                                        --------      -------              --------   -------
    Total interest-bearing liabilities  $549,311       $5,662    4.12%     $562,598   $ 6,114    4.35%
                                        ========       ======              ========   =======
Non interest-bearing liabilities......     9,451                              9,327
    Total  liabilities................   558,762                            571,925

Stockholders' equity..................    50,658                             71,324
                                        --------                           --------
  Total liabilities and Stockholders'
    equity............................  $609,420                           $643,249
                                        ========                           ========
Net interest income...................                 $4,479                         $ 5,061
                                                       ======                         =======
Interest rate spread (2)..............                           2.78%                           2.85%
Net yield on interest-earning assets(3)                          3.05%                           3.26%
Ratio of Average  interest-earning
  assets to Average interest bearing
  liabilities.........................                            107%                            110%


(1)  Includes  interest-bearing deposits in other banks.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(5)  Ratios have been annualized where applicable.

RESULTS OF OPERATIONS

Net Income. The Corporation recorded net income of $1.0 million for the three months ended March 31, 1998 as compared to $1.2 million for the three months ended March 31, 1997. This decrease of $200,000, or 16.7%, was primarily the result of the decrease in the average balance of interest-earnings assets from $620.7 million at March 31, 1997 to $587.9 million at March 31, 1998. Net interest income before provisions for loan losses was $4.5 million for the three month period ended March 31, 1998 as compared to $5.1 million for the same period in 1997. For these same periods, total interest expense was $5.7 million and $6.1 million, respectively. Non-interest income was $420,000 and $390,000, respectively, for these same periods. Operating expenses (non-interest expense) remained level at $3.4 million for the three month periods ended March 31, 1998 and March 31, 1997, respectively.

Total Interest Income. Total interest income decreased by $1.1 million or 9.8% to $10.1 million for the three months ended March 31, 1998, from $11.2 million for the three months ended March 31, 1997 due primarily to decreases in the average balance of loans receivable somewhat offset by increases in the average balance of mortgage-backed securities, investment securities and other interest earning assets. The average balance of loans receivable decreased $65.6 million, or 21.1%, to $244.8 million from $310.4 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in the average balance of loans receivable is primarily attributable to the sale of $43.6 million of mortgage loans coupled with mortgage loan amortization. Interest attributable to loans receivable decreased $1.3 million or 21.0% to $4.9 million from $6.2 million for these same periods. This decrease is primarily attributable to the decrease in the average balance of loans receivable partially offset by an increase in the average yield on loans receivable from 7.98% for the period end March 31, 1997, to 8.01% for the period ended March 31, 1998. Interest on mortgage-backed securities increased $100,000, or 3.2%, for the three month period ended March 31, 1998, from $3.1 million at March 31, 1997 primarily as a result of increases in the average balances of these securities partially offset by decreases in the average yield. The average yield on mortgage-backed securities decreased to 6.38% for the three month period ended March 31, 1998 compared to 6.71% for the similar period in 1997 while the average balance of mortgage-backed securities increased by $17.8 million, or 9.6%, when comparing these two periods. Interest on investment securities remained level at $1.6 million for the three month periods ended March 31, 1998 and 1997. Interest on other interest-earning assets increased by $114,000 for the three month period ended March 31, 1998 compared to the similar period ended March 31, 1997 primarily as a result of the average balance increasing by $11.9 million to $36.0 million, partially offset by the decrease in the average yield to 4.68% at March 31, 1998 from 5.11% at March 31, 1997. The increases in the average balances of mortgage-backed securities, investment securities and other interest-earning assets are primarily the result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans. The average balance of total interest earning assets decreased $32.8 million, or 5.3%, to $587.9 million at March 31, 1998 from $620.7 million at March 31, 1997.

Total Interest Expense. Total interest expense decreased to $5.7 million for the three month period ended March 31, 1998 from $6.1 million at March 31, 1997. This decrease in total interest expense is a result of the decreases in the average balance and average rate paid on savings deposits. The average balance of savings deposits decreased from $462.6 million at March 31, 1997 to $451.0 million at March 31, 1998. The average rate paid on savings deposits decreased from 4.03% in the March 31, 1997 period to 3.83% in the March 31, 1998 period. As a result of the decrease in the average balance and average rate paid on savings deposits, the portion of total interest expense attributable to savings deposits decreased to $4.3 million from $4.7 million at March 31, 1998 and 1997 respectively. The average balance of total interest-bearing liabilities decreased to $549.3 million at March 31, 1998 from $562.6 million at March 31, 1997 as a result of the decrease in savings deposits coupled with the decreases in the average balance and rate of Federal Home Loan Bank advances.

Net Interest Income. Net interest income for the three month period ended March 31, 1998 decreased by $600,000, or 11.8%, to $4.5 million from $5.1 million for the same period in 1997. This decrease is primarily due to the decrease in interest-earning assets partially offset by the decrease in interest-bearing liabilities. The average balance of total interest- earning assets decreased $32.8 million, or 5.3%, to $587.9 million at March 31, 1998 from $620.7 million at March 31, 1997. During these same periods, the average balances on interest-bearing liabilities decreased to $549.3 million from

$562.6 million. The cost of interest-bearing liabilities decreased from 4.35% to 4.12% while the yield on interest-earning assets decreased from 7.20% to 6.90% for the three month periods ended March 31, 1997 and 1998 respectively.

Allowance for Loan Losses. The allowance for loan losses increased at March 31, 1998 to $2.0 million from $1.9 million at March 31, 1997. Such totals correlate to non-performing loans of $1.6 million at March 31, 1998 and $2.0 million at March 31, 1997. The increase in the allowance for loan losses of $139,000 resulted from the addition of $307,000 to the provision for loan losses and the deduction of $168,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $15,000 for the three months ended March 31, 1998. At March 31, 1998, the allowance for loan losses was 126.8% of non-performing loans as compared to 95.6% of non-performing loans at March 31, 1997. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased to $420,000 for the three months ended March 31, 1998 from $390,000 for the same period in 1997. This increase of $30,000 can be primarily attributable to the increase in the gain on sale of loans of $75,000 and the increase of $29,000 to service fees, charges and other operating income, partially offset by the decrease of $73,000 in the gain on sale of mortgage-backed securities.

Non-interest Expense. Total non-interest expense remained level at $3.4 million for the three months ended March 31, 1998 as compared for the similar period in 1997. Employee compensation and benefits remained level at $1.7 million for the compared periods, while occupancy and equipment decreased by $6,000, data processing expense decreased by $5,000, amortization of goodwill and other intangibles decreased by $19,000, federal deposit insurance premiums decreased by $7,000 and other operating costs increased by $18,000.

Income Tax Expense. Income taxes decreased by $258,000 to $516,000 for the three month period ended March 31, 1998, from $774,000 for the three months ended March 31, 1997. The primary reason for this decrease was the decrease in net income before taxes to $1.5 million at March 31, 1998, from $1.9 million at March 31, 1997.

Liquidity and Capital Resources

Under current Office of Thrift Supervision (OTS) regulations, the Savings Bank must have core capital equal to 4% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital, excluding goodwill and certain other intangible assets.

On March 31, 1998, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                             Amount             Percent
                                             ------             -------
                                    (dollars in thousands)
Tangible capital                            $43,037               6.8%
Tangible capital requirement                  9,537               1.5
                                            -------              ----
Excess over requirement                     $33,500               5.3%
                                            =======               ===

Core capital                                $43,037               6.8%
Core capital requirement                     25,431               4.0
                                            -------              ----
Excess over requirement                     $17,606               2.8%
                                            =======               ===

Risk based capital                          $45,086              18.4%
Risk based capital requirement               19,641               8.0
                                            -------              ----
Excess over requirement                     $25,445              10.4%
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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of March 31, 1998, such borrowed funds total $128.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 19.8% and 26.6% at March 31, 1998 and 1997, respectively, and its short-term liquidity was 10.1% and 19.1%, at such dates, respectively.

The amount of certificate accounts, which are scheduled to mature during the twelve months ending March 31 1999, is approximately $147.5 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At March 31, 1998, the Savings Bank had outstanding commitments to originate loans of $6.2 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and security repayments. At March 31, 1998, the Savings Bank had outstanding commitments to sell loans of $5.8 million.

Year 2000 Issue

The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test its computer systems for the year 2000 compliance. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Corporation presently believes that the year 2000 problem will not pose significant operational problems for the Corporation's computer systems as so modified and reprogramed. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management believes the year 2000 compliance expense will not have a material adverse effect on the Corporation.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at May 14, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TF FINANCIAL CORPORATION



                              /s/John R. Stranford
                           ----------------------------------
Date:      May 14, 1998             John R. Stranford
                                     President and CEO
                                    (Principal Executive Officer)

                              /s/William C. Niemczura
                           ---------------------------------
Date:      May 14, 1998              Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)