Form 10-Q
period 1998-06-30
TF FINANCIAL CORP
filed 1998-08-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                    ------------------------------------------------------------
For the quarterly period ended          June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                       Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

3 Penns Trail, Newtown, Pennsylvania                          18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         215-579-4000
                                                       -------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date July 31, 1998
                                                     ------------------

                  Class                                  Outstanding
        ---------------------------                    ----------------
        $.10 par value common stock                    2,898,510 shares

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 1O-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998


                                     INDEX


                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Consolidated Financial Statements                           3
Item     2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                9
Item     3.       Quantitative and Qualitative Disclosures about Market Risk 17

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                          18
Item     2.       Changes in Securities                                      18
Item     3.       Defaults upon Senior Securities                            18
Item     4.       Submission of Matters to a Vote of Security Holders        18
Item     5.       Other Materially Important Events                          18
Item     6.       Exhibits and Reports on Form 8-K                           18

SIGNATURES

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                     Unaudited      Audited
                                                                                     ---------      -------
                                                                                      June 30,    December 31,
              ASSETS                                                                   1998           1997

Cash and cash equivalents                                                          $   33,414        41,625
Securities purchased under agreements to resell                                        10,064        10,000
Certificates of deposit in other financial institutions                                 2,437         2,737
Investment securities available for sale - at market value                             37,898        32,037
Investment securities held to maturity (market value of $69,863 and $57,944            69,933        57,740
   respectively, for the periods shown)
Mortgage-backed securities available for sale - at market value                        41,723        36,847
Mortgage-backed securities held to maturity (market value of $235,901 and
    $145,723 respectively, for the periods shown)                                     234,144       144,074
Loans receivable, net                                                                 237,407       250,711
Accrued interest receivable                                                             4,463         3,957
Goodwill/Core deposit intangible                                                        7,823         8,274
Premises and equipment, net                                                             8,523         7,889
Other assets                                                                            1,455         1,156
                                                                                     --------      --------
         Total Assets                                                                $689,284      $597,047
                                                                                     ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                          $448,625      $450,429
   Advances from the Federal Home Loan Bank                                           178,356        88,359
   Advances from borrowers for taxes and insurance                                      1,721         1,591
   Accrued interest payable                                                             5,750         2,470
   Other liabilities                                                                    3,194         4,103
                                                                                     --------      --------
         Total Liabilities                                                            637,646       546,952
                                                                                     --------      --------

Commitments and contingencies                                                            --            --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                                    --            --
   Common stock, $ 0.10 par value; 10,000,000 shares authorized,
      5,290,000  issued; 2,892,522 and 2,886,251 shares outstanding at June 30, 1998 and December 31, 1997, net of treasury shares of
      2,098,551 and 2,102,767 respectively                                                529           529
   Additional paid-in capital                                                          51,888        51,775
   Net unrealized loss on investment securities available for sale                        (27)          169
   Unearned ESOP shares-at cost                                                        (2,943)       (3,010)
   Shares acquired by MSBP                                                               (682)         (895)
   Treasury stock - at cost                                                           (41,565)      (41,649)
   Retained earnings                                                                   44,438        43,176
                                                                                     --------      --------
         Total Stockholders' Equity                                                    51,638        50,095
                                                                                     --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $689,284      $597,047
                                                                                     ========      ========


See notes to consolidated financial statement

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                     (in thousands, except per share data)

                                                                For Six Months                For Quarter
                                                                Ended June 30,              Ended June 30,
                                                           ------------------------    ------------------------
                                                              1998           1997          1998          1997
                                                              ----           ----          ----          ----
Interest Income
  Loans                                                      $ 9,509       $12,413       $ 4,605       $ 6,221
  Mortgage-backed securities                                   7,573         6,379         4,335         3,271
  Investment securities                                        3,327         2,955         1,750         1,388
  Interest bearing deposits and other                            730           534           308           226
                                                             -------       -------       -------       -------
TOTAL INTEREST INCOME                                         21,139        22,281        10,998        11,106
Interest expense
  Deposits                                                     8,678         9,320         4,364         4,663
  Borrowings                                                   3,574         2,930         2,226         1,473
                                                             -------       -------       -------       -------
TOTAL INTEREST EXPENSE                                        12,252        12,250         6,590         6,136
NET INTEREST INCOME                                            8,887        10,031         4,408         4,970
Provision for loan losses                                         30           180            15            75
                                                             -------       -------       -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            8,857         9,851         4,393         4,895
Non-interest income
  Gain on sale of real estate acquired through foreclosure        24             0            25             0
  Gain on sale of mortgage-backed securities                     345           188           345           115
  Gain on sale of loans                                           91            39            17            40
  Service fees, charges and other operating income               646           651           299           333
                                                             -------       -------       -------       -------
    TOTAL NON-INTEREST INCOME                                  1,106           878           686           488
Non-interest expense
  Employee compensation and benefits                           3,285         3,299         1,620         1,626
  Occupancy and equipment                                        923           904           484           459
  Federal deposit insurance premium                              140           153            70            76
  Data processing                                                449           346           274           166
  Professional fees                                              284           276           149           143
  Goodwill and other intangible amortization                     450           488           225           244
  Advertising                                                    180           188            90            90
  Other operating                                              1,117         1,072           541           514
                                                             -------       -------       -------       -------
TOTAL NON-INTEREST EXPENSE                                     6,828         6,726         3,453         3,318
  INCOME BEFORE INCOME TAXES                                   3,135         4,003         1,626         2,065
Income taxes                                                   1,153         1,574           637           800
                                                             -------       -------       -------       -------
NET INCOME                                                   $ 1,982       $ 2,429       $   989       $ 1,265
                                                             =======       =======       =======       =======

Basic earnings per share                                     $  0.68       $  0.63       $  0.34       $  0.33
Diluted earnings per share                                   $  0.61       $  0.61       $  0.30       $  0.32
Weighted average number of shares outstanding - Basic      2,892,522     3,836,006     2,895,580     3,772,709
Weighted average number of shares outstanding - Diluted    3,249,145     4,008,885     3,254,270     4,025,742



See notes to consolidated financial statement

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                            ------------------------------
                                                                               1998                1997
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $   1,982            $   2,429
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of:
  Mortgage loan servicing rights                                                    9                   47
  Deferred loan origination fees                                                  (91)                 (77)
  Premiums and discounts on investment securities net                              36                   25
  Premiums and discounts on mortgage-backed securities and
  loans net                                                                       291                   69
  Amortization of goodwill and core deposit intangible                            451                  488
Provision for loan losses and provision for losses on real estate                  30                  180
Depreciation of premises and eqipment                                             387                  351
Recognition of ESOP and MSBP expenses                                             411                  454
(Gain) loss on sale of mortgage-backed securities - available for sale            (80)                (188)
(Gain) on sale of investment securities - available for sale                     (265)                  --
(Gain) loss on sale of real estate acquired through foreclosure                   (24)                  --
(Gain) on sale of mortgage servicing rights                                        --                   --
(Gain) loss on sale of mortgage loans                                             (91)                 (39)
Decrease (increase) in
  Acquired interest receivable                                                   (506)                (568)
  Other assets                                                                   (337)                 (65)
Increase (decrease) in
  Accrued interest payable                                                      3,280                1,255
  Other liabilities                                                            (1,140)               1,154
                                                                             --------              -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,343                5,515

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originating and principal payments on loans, net                          (6,142)             (11,009)
Purchases of loans                                                                 --              (12,663)
Proceeds from loan sales                                                       19,496               16,970
Purchases and maturities of certificates of deposit in other
  financial institutions net                                                      300                  769
Purchases and maturities of securities purchased
  under agreements to resell, net                                                 (64)              20,129
Purchases of investment securities - available for sale                      (137,644)              (6,982)
Purchases of investment securities - held to maturity                         (23,030)             (68,081)
Purchases of mortgage-backed securities - available for sale                  (16,244)             (23,412)
Purchases of mortgage-backed securities - held to maturity                   (114,358)             (15,071)
Proceeds from maturities of investment securities - held to maturity           23,989               54,680
Proceeds from maturities of investment securities - available for sale        115,472                1,350
Principal repayments from maturities of mortgage-backed securities -
  held to maturity                                                             24,192               12,144
Principal repayments from maturities of mortgage-backed securities -
  available for sale                                                            5,627                1,189
Proceeds from the sale of mortgage-backed securities - available for sale       5,683                8,648
Proceeds from the sale of investment securites - available for sale             7,445                   --
Purchases and redemptions of Federal Home Loan Bank Stock, net                 (4,000)                  --
Proceeds from sales of real estate acquired through foreclosure                   114                   --
Purchases of premises and equipment                                            (1,021)                (187)
                                                                              -------              -------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      $(100,185)            $(21,526)

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       For the Six Months
                                                                         Ended June 30,
                                                                    -----------------------
                                                                       1998         1997

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/ NOW accounts,
  passbook savings accounts and certificates of deposit              $ (1,804)   $ (8,241)
Advances from Federal Home Loan Bank - net                             89,997          --
Net (decrease) increase in advances from borrowers for taxes
  and insurance                                                           130         200
Purchase of treasury stock                                                 --      (3,587)
Common stock cash dividend                                               (692)       (768)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    87,631     (12,396)

NET INCREASE (DECREASE) INCASH AND CAS EQUIVALENTS                     (8,211)    (28,407)

Cash and cash equivalents at beginning of period                       41,625      54,132
                                                                     --------    --------

Cash and cash equivalents at end of period                           $ 33,414    $ 25,725

Supplemental disclosure of cash flow information
  Cash paid for
  Interest on deposits and advances                                  $  8,972    $ 10,995
  Income taxes                                                       $  1,692    $    801
Non-cash transactions
  Transfers from loans to real estate acquired through foreclosure   $     61    $     78



See notes to consolidated financial statement

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of June 30, 1998, December 31, 1997, and for the three and six month periods ended June 30, 1998 and 1997 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


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


NOTE 4 -  NEW PRONOUNCEMENTS

     On January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior period amounts are required to be restated to conform to the provisions of SFAS No. 130. Total comprehensive income for the first six month period ended June 30, 1998 was $1,787,000, compared to $2,305,000 for the six month period ended June 30, 1997. Total comprehensive income for the three month period ended June 30, 1998 was $767,000, compared to $1,588,000 for the three month period ended June 30, 1997. The adoption of SFAS 130 did not have a material impact on the Corporation's financial position or results of operations.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting for Derivative Instruments and Hedging Activity" SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are not met, a derivative may be specifically designated as a hedge. The accounting for changes in fair value of a derivative (gains or losses) depends on the intended use of the derivative and resulting designation. SAFS No. 113 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application is permitted only as of the beginning of any fiscal quarter. He Company is currently reviewing the provisions of SFAF No 133.

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

The Corporation's total assets at June 30, 1998 and December 31, 1997 totaled $689.3 million and $597.0 million, respectively, an increase of $92.3 million or 15.5% for the six month period. This increase was primarily a result of the $94.9 million increase in mortgage-backed securities, coupled with the $18.1 million increase in investment securities, partially offset by the $8.2 million decrease in cash and cash equivalents, and the $13.3 million decrease in loans receivable. The increase in total assets was funded by the $90.0 million increase in advances from the Federal Home Loan Bank. Total liabilities increased to $637.6 million at June 30, 1998 from $547.0 at December 31, 1997. This increase was primarily the result of the $90.0 million, or 101.8%, increase in advances from the Federal Home Loan Bank to $178.4 million at June 30, 1998 from $88.4 million at December 31, 1997. Total deposits balances decreased by $1.8 million from $450.0 million at December 31, 1997 to $448.6 million at June 30, 1998.

The decrease in loans receivable of $13.3 million or, 5.3%, from $250.7 million at December 31, 1997 to $237.4 million at June 30, 1998 was a result of mortgage loan repayments.

Cash and cash equivalent balances decreased by $8.2 million, or 19.7%, from $41.6 million at December 31, 1997 to $33.4 million at June 30, 1998 primarily as a result of its reinvestment into mortgage-backed and investment securities.

Investment securities at June 30, 1998 totaled $107.8 million, which represents an increase of $18.1 million or 20.2% as compared to $89.7 million at December 31, 1997. This increase is primarily due to the reinvestment of cash and cash flow caused by repayments of mortgage loans.

Mortgage-backed securities totaled $275.8 million at June 30, 1998 as compared to $180.9 million at December 31, 1997. This increase of $94.9 million or, 52.5%, is a result the investment of the proceeds of the $90.0 million of Federal Home Loan advances, coupled with the decrease in cash and cash equivalents.

Total consolidated stockholders' equity of the Corporation increased $1.5 million or 3.0%, to $51.6 million, or 7.49% of total assets, at June 30, 1998, from $50.1 million or 8.39 % of total assets at December 31, 1997, primarily due to the $1.2 million increase to retained earnings for the six month period. The amortization of stock incentive plans of $300,000 also contributed to this increase in stockholders' equity.

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

                                                    Three Months Ended June 30,       Three Months Ended June 30,
                                                  -------------------------------   -----------------------------
                                                                1998(5)                          1997(5)
                                                  -------------------------------   -----------------------------
                                                                          Average                        Average
                                                  Average                  Yield/    Average              Yield/
                                                  Balance      Interest    Cost      Balance     Interest  Cost
                                                  -------      --------    ----      -------     --------  ----
                                                                           (Dollars in Thousands)
Assets:
Interest-earning assets:
  Loans receivabe(4).........................     $232,336      $ 4,605    7.93%     $316,050    $ 6,221   7.87%
  Mortgage-backed securities.................      269,285        4,335    6.44%      196,144      3,271   6.67%
  Investment securities......................      116,558        1,750    6.01%       81,281      1,388   6.83%
  Other interest-earning assets(1)...........       29,984          308    4.11%       22,563        226   4.01%
                                                   -------       ------                ------     ------
        Total interest-earning assets........     $648,163      $10,998    6.79%     $616,038    $11,106   7.21%
                                                  --------      -------              --------    -------
  Non interest-earning assets................       23,002                             23,029
                                                   -------                            -------
        Total assets.........................     $671,165                           $639,067
                                                  ========                           ========


Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits.........................      447,435       $ 4,364    3.90%    $459,122    $ 4,663   4.06%
    Borrowings...............................      161,691         2,226    5.51%      98,359      1,473   5.99%
                                                   -------         -----              -------      -----
        Total interest-bearing liabilities...     $609,126       $ 6,590    4.33%    $557,481    $ 6,136   4.40%
                                                  ========       =======    ====     ========    =======   ====
Non interest-bearing liabilities.............       10,615                             11,025
        Total liabilities....................      619,741                            568,506
Stockholders' equity.........................       51,424                             70,561
                                                   -------                             ------
        Total liabilities and stockholders'
          equity.............................     $671,165                           $639,067
                                                  ========                           ========
Net interest income..........................                    $ 4,408                         $ 4,970
                                                                 =======                         =======
Interest rate spread(2)......................                               2.46%                          2.81%
Net yield on interest-earning assets(3)......                               2.72%                          3.23%
Ratio of average interest-earning assets to
  average interest bearing liabilities.......                                106%                           111%


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

                                                     Six Months Ended June 30,         Six Months Ended June 30,
                                                  -------------------------------   -----------------------------
                                                                1998(5)                          1997(5)
                                                  -------------------------------   -----------------------------
                                                                          Average                        Average
                                                  Average                  Yield/    Average              Yield/
                                                  Balance      Interest    Cost      Balance     Interest  Cost
                                                  -------      --------    ----      -------     --------  ----
Assets:
Interest-earning assets:
  Loans receivabe(4).........................     $238,592      $ 9,509    7.97%     $313,320    $12,413   7.93%
  Mortgage-backed securities.................      236,119        7,573    6.41%      190,656      6,379   6.69%
  Investment securities......................      110,302        3,327    6.03%       91,152      2,955   6.48%
  Other interest-earning assets(1)...........       33,014          730    4.42%       23,347        534   4.57%
                                                   -------       ------                ------     ------
        Total interest-earning assets........     $618,027      $21,139    6.84%     $618,375    $22,281   7.21%
                                                  --------      -------              --------    -------
  Non interest-earning assets................       22,266                             22,783
                                                   -------                            -------
        Total assets.........................     $640,293                           $641,158
                                                  ========                           ========


Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits.........................      449,193       $ 8,678    3.86%    $460,847    $ 9,320   4.04%
    Borrowings...............................      130,025         3,574    5.50%      99,192      2,930   5.91%
                                                   -------         -----              -------      -----
        Total interest-bearing liabilities...     $579,218       $12,252    4.23%    $560,039    $12,250   4.37%
                                                  ========       =======    ====     ========    =======   ====
Non interest-bearing liabilities.............       10,034                             10,176
        Total liabilities....................      589,252                            570,215
Stockholders' equity.........................       51,041                             70,943
                                                   -------                             ------
        Total liabilities and stockholders'
          equity.............................     $640,293                           $641,158
                                                  ========                           ========
Net interest income..........................                    $ 8,887                         $10,031
                                                                 =======                         =======
Interest rate spread(2)......................                               2.61%                          2.84%
Net yield on interest-earning assets(3)......                               2.87%                          3.24%
Ratio of average interest-earning assets to
  average interest bearing liabilities.......                                107%                           110%

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

RESULTS OF OPERATIONS

Net Income. The Corporation recorded net income of $1.0 million for the three months ended June 30, 1998 as compared to $1.3 million for the three months ended June 30, 1997. This decrease of $300,000, or 23.1%, was primarily the result of the decrease in total interest income from $11.1 million at June 30, 1997 to $11.0 million at June 30, 1998, in conjunction with the increase in total interest expense from $6.1 million at June 30, 1997 to $6.6 million at June 30, 1998. Net interest income before provisions for loan losses was $4.4 million for the three month period ended June 30, 1998 as compared to $5.0 million for the same period in 1997. Non-interest income was $700,000 and $500,000, respectively, for these same periods. Operating expenses (non-interest expense) were $3.5 million for the three month period ended June 30, 1998 and $3.3 million for the three month period ended June 30, 1997.

The Corporation recorded net income of $2.0 million for the six months ended June 30, 1998 as compared to $2.4 million for the six months ended June 30, 1997. This decrease of $400,000, or 16.7%, was primarily the result of the decrease in total interest income from $22.3 million at June 30, 1997 to $21.1 million at June 30, 1998. Net interest income before provision for loan losses was $8.9 million for the six month period ended June 30, 1998 as compared to $10.0 million for the same period in 1997. For these same periods, total interest expense remained level at $12.3 million. Non-interest income was $1.1 million and $900,000, respectively, for these same periods. Operating expenses (non-interest expense) remained level at $6.8 million and $6.7 million for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

Total Interest Income. Total interest income decreased by $100,000 or 0.9% to $11.0 million for the three months ended June 30, 1998, from $11.1 million for the three months ended June 30, 1997 due primarily to decreases in the average balance of loans receivable somewhat offset by increases in the average balance of mortgage-backed securities, investment securities and other interest earning assets. The average balance of loans receivable decreased $83.8 million, or 26.5%, to $232.3 million from $316.1 million for the three months ended June 30, 1998 and 1997, respectively. The decrease in the average balance of loans receivable is primarily attributable to the sale of $43.6 million of mortgage loans in the third quarter of 1997, coupled with mortgage loan repayments. Interest attributable to loans receivable decreased $1.6 million or 25.8% to $4.6 million from $6.2 million for these same periods. This decrease is primarily attributable to the decrease in the average balance of loans receivable partially offset by an increase in the average yield on loans receivable from 7.87% for the three month period end June 30, 1997, to 7.93% for the three month period ended June 30, 1998. Interest on mortgage-backed securities increased $1,000,000, or 30.3%, for the three month period ended June 30, 1998, from $3.3 million at June 30, 1997 primarily as a result of increases in the average balances of mortgage-backed securities to $269.3 million at June 30, 1998 from $196.1 million at June 30, 1997. The increase in income attributable to the increase in the average balance of mortgage-backed securities was partially offset by a decrease in the average yield of the securities to 6.44% at June 30, 1998 from 6.67% at June 30 1997. Interest on investment securities increased to $1.8 from $1.4 million for the three month periods ended June 30, 1998 and 1997 respectively, primarily as a result of the increase in the average balance of investment securities to $116.6 million at June 30, 1998 from $81.3 million at June 30, 1997. Interest on other interest-earning assets increased by $100,000 for the three month period ended June 30, 1998 compared to the similar period ended June 30, 1997 primarily as a result of the average balance increasing by $7.4 million to $30.0 million, coupled with the increase in the average yield to 4.11% at June 30, 1998 from 4.01% at June 30, 1997. The increases in the average balances of investment securities and other interest-earning assets are primarily the result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans. The increase in the average balance of mortgage-backed securities is primarily the result of the reinvestment of borrowed funds coupled with the reinvestment of mortgage loan repayments. The average balance of total interest earning assets increased $32.2 million, or 5.2%, to $648.2 million at June 30, 1998 from $616.0 million at June 30, 1997.

Total interest income decreased by $1.2 million or 5.4% to $21.1 million for the six months ended June 30, 1998, from $22.3 million for the six months ended June 30, 1997 due primarily to decreases in the average balance of loans receivable somewhat offset by increases in the average balance of mortgage-backed securities, investment securities and other interest earning assets. The average balance of loans receivable decreased $74.6 million, or 23.8%, to $238.6 million from $313.2 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in the average balance of loans receivable is primarily attributable to the sale of $43.6 million of mortgage loans coupled with mortgage loan amortization. Interest attributable to loans receivable decreased $2.9 million or 23.4% to $9.5 million from $12.4 million for these same periods.

This decrease is primarily attributable to the decrease in the average balance of loans receivable partially offset by an increase in the average yield on loans receivable from 7.93% for the period end June 30, 1997, to 7.97% for the period ended June 30, 1998. Interest on mortgage-backed securities increased $1.2 million, or 18.8%, for the six month period ended June 30, 1998, from $6.4 million at June 30, 1997 primarily as a result of increases in the average balances of mortgage-backed securities to $236.1 million at June 30, 1998 from $190.7 million at June 30, 1997. The increase in income attributable to the increase in the average balance of mortgage-backed securities was partially offset by a decrease in the average yield of the securities to 6.41% at June 30, 1998 from 6.69% at June 30 1997. Interest on investment securities increased to $3.3 from $3.0 million for the six month periods ended June 30, 1998 and 1997 respectively, primarily as a result of the increase in the average balance of investment securities to $110.3 million at June 30, 1998 from $91.2 million at June 30, 1997. Interest on other interest-earning assets increased by $200,000 for the six month period ended June 30, 1998 compared to the similar period ended June 30, 1997 primarily as a result of the average balance increasing by $9.7 million to $33.0 million. The increases in the average balances of investment securities and other interest-earning assets are primarily the result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans. The increase in the average balance of mortgage-backed securities is primarily the result of the reinvestment of borrowed funds coupled with the reinvestment of mortgage loan amortization. The average balance of total interest earning assets decreased $400,000, or .1%, to $618.0 million at June 30, 1998 from $618.4 million at June 30, 1997.

Total Interest Expense. Total interest expense increased to $6.6 million for the three month period ended June 30, 1998 from $6.1 million at June 30, 1997. This increase in total interest expense is a result of the increase in the average balance of borrowed money partially offset by the decrease in the average balance of savings deposits. The average balance of borrowed money increased from $98.4 million at June 30, 1997 to $161.7 million at June 30, 1998. The average balance of savings deposits decreased from $459.1 million at June 30, 1997 to $447.4 million at June 30, 1998. The average rate paid on borrowed money decreased from 5.99% at June 30, 1997 to 5.51% at June 30, 1998. The average rate paid on savings deposits decreased from 4.06% in the June 30, 1997 period to 3.90% in the June 30, 1998 period. As a result of the decrease in the average balance and average rate paid on savings deposits, coupled with the increase in the average balance of borrowed money, the portion of total interest expense attributable to savings deposits decreased to $4.4 million from $4.7 million at June 30, 1998 and 1997 respectively. The average balance of total interest-bearing liabilities increased to $609.1 million at June 30, 1998 from $557.5 million at June 30, 1997 primarily as a result of increase in Federal Home Loan Bank advances which were used to fund asset growth.

Total interest expense remained level at $12.3 million six month periods ended June 30, 1998 and June 30, 1997 respectively. The average balance of borrowed money increased from $99.2 million at June 30, 1997 to $130.0 million at June 30, 1998. The average balance of savings deposits decreased from $460.8 million at June 30, 1997 to $449.2 million at June 30, 1998. The average rate paid on borrowed money decreased from 5.91% at June 30, 1997 to 5.50 at June 30, 1998. The average rate paid on savings deposits decreased from 4.04% in the June 30, 1997 period to 3.86% in the June 30, 1998 period. As a result of the decrease in the average balance and average rate paid on savings deposits, coupled with the increase in the average balance of borrowed money, the portion of total interest expense attributable to savings deposits decreased to $8.7 million from $9.3 million at June 30, 1998 and 1997 respectively. The average balance of total interest-bearing liabilities increased to $579.2 million at June 30, 1998 from $560.0 million at June 30, 1997 primarily as a result of increase in Federal Home Loan Bank advances which were used to fund asset growth.

Net Interest Income. Net interest income for the three month period ended June 30, 1998 decreased by $600,000, or 12.0%, to $4.4 million from $5.0 million for the same period in 1997. The decrease was primarily the result of the decrease in total interest income in conjunction with the increase in total interest expense. The average balance of total interest-earning assets increased $32.2 million, or 5.2%, to $648.2 million at June 30, 1998 from $616.0 million at June 30, 1997. During these same periods, the average balances on interest-bearing liabilities increased to $609.1 million from $557.5 million. The cost of interest-bearing liabilities decreased from 4.40% to 4.33% while the yield on interest-earning assets decreased from 7.21% to 6.79% for the three month periods ended June 30, 1997 and 1998 respectively. The increase in the average balance of interest earning assets and interest earning liabilities was primarily the result of the increase in Federal Home Loan Borrowings and the subsequent reinvestment of the cash proceeds into Mortgage-backed securities. Net interest income for the six month period ended June 30, 1998 decreased by $1.1 million, or 11.0%, to $8.9 million from

$10.0 million for the same period in 1997. The decrease was primarily the result of the decrease in total interest income in conjunction with the increase in total interest expense. The average balance of total interest-earning assets remained flat at $618.0 million and $618.4 million at June 30, 1998 and June 30, 1997 respectively. During these same periods, the average balances on interest-bearing liabilities increased to $579.2 million from $560.0 million. The cost of interest-bearing liabilities decreased from 4.37% to 4.23% while the yield on interest-earning assets decreased from 7.21% to 6.84% for the six month periods ended June 30, 1997 and 1998 respectively.


Allowance for Loan Losses. The allowance for loan losses increased at June 30, 1998 to $2.1 million from $2.0 million at June 30, 1997. Such totals correlate to non-performing loans of $1.7 million at June 30, 1998 and $2.0 million at June 30, 1997. The increase in the allowance for loan losses of $80,000 resulted from the addition of $247,000 to the provision for loan losses and the deduction of $167,000 of net charge offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $15,000 for the three months ended June 30, 1998. At June 30, 1998, the allowance for loan losses was 118.1% of non-performing loans as compared to 102.6% of non-performing loans at June 30, 1997. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased to $686,000 for the three months ended June 30, 1998 from $488,000 for the same period in 1997. This increase of $198,000 can be primarily attributable to the increase in the gain on sale of investment securities of $230,000 and the increase of $25,000 to the gain on sale of real estate acquired through foreclosure, partially offset by the decrease of $34,000 to service fees, charges and other operating income, and the decrease of $23,000 to the gain on sale of loans.

Total non-interest income increased to $1.1 million for the six months ended June 30, 1998 from $878,000 for the same period in 1997. This increase of $228,000 can be primarily attributable to the increase in the gain on sale of investment securities of $157,000, the increase of $52,000 to the gain on sale of loans, and the increase of $24,000 to the gain on sale of real estate acquired through foreclosure, partially offset by the decrease of $5,000 to service fees, charges and other operating.

Non-interest Expense. Total non-interest expense increased $200,000 to $3.5 million for the three months ended June 30, 1998 as compared with $3.3 million for the similar period in 1997. Employee compensation and benefits remained level at $1.6 million for the compared periods, while occupancy and equipment increased by $25,000, data processing increased by $108,000, other operating costs increased by $27,000, and other intangibles decreased by $19,000.
Advertising, professional fees and federal deposit insurance expense all remained relatively level for the period. The increases to occupancy and equipment and data processing expenses were a result of Technology investments related to a data processing system conversion.

Total non-interest expense increased $100,000 to $6.8 million for the six months ended June 30, 1998 as compared with $6.7 million for the similar period in 1997. Employee compensation and benefits remained level at $3.3 million for the compared periods, while occupancy and equipment increased by $19,000, data processing increased by $103,000, other operating costs increased by $45,000, and other intangibles decreased by $38,000. Advertising, professional fees and federal deposit insurance expense all remained relatively level for the period. The increases to occupancy and equipment and data processing expenses were a result of Technology investments related to a data processing system conversion.

Income Tax Expense. Income taxes decreased by $163,000 to $637,000 for the three month period ended June 30, 1998, from $800,000 for the three months ended June 30, 1997. The primary reason for this decrease was the decrease in net income before taxes to $1.6 million at June 30, 1998, from $2.1 million at June 30, 1997.

Income Tax Expense. Income taxes decreased by $421,000 to $1.2 million for the six month period ended June 30, 1998, from $1.6 million for the six months ended June 30, 1997. The primary reason for this decrease was the decrease in net income before taxes to $3.1 million at June 30, 1998, from $4.0 million at June 30, 1997.

Liquidity and Capital Resources

Under current Office of Thrift Supervision (OTS) regulations, the Savings Bank must have core capital equal to 4% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital, excluding goodwill and certain other intangible assets.

On June 30, 1998, the Savings Bank was in compliance with its three regulatory capital requirements as follows:

                                             Amount             Percent
                                             ------             -------
                                    (dollars in thousands)
Tangible capital                            $43,335               6.3%
Tangible capital requirement                 10,289               1.5
                                             ------               ---
Excess over requirement                     $33,046               4.8%
                                            =======               ===

Core capital                                $43,335               6.3%
Core capital requirement                     27,438               4.0
                                             ------               ---
Excess over requirement                     $15,897               2.3%
                                            =======               ===

Risk based capital                          $45,398              17.0%
Risk based capital requirement               21,362               8.0
                                             ------               ---
Excess over requirement                     $24,036               9.0%
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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Savings Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of June 30, 1998, such borrowed funds total $178.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 17.6% and 14.5% at June 30, 1998 and 1997, respectively, and its short-term liquidity was 7.9% and 6.5%, at such dates, respectively.

The amount of certificate accounts, which are scheduled to mature during the twelve months ending June 30, 1999, is approximately $158.4 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At June 30, 1998, the Savings Bank had outstanding commitments to originate loans of $ 3.7 million, to purchase mortgage-backed securities of $3.9 million, and to purchase investment securities of $260,000. Funds required to fill these commitments are derived primarily from current excess liquidity or loan and security repayments. At June 30, 1998, the Savings Bank had outstanding commitments to sell loans of $101,000.


Year 2000 Issue

The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test its computer systems for the year 2000 compliance. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Corporation presently believes that the Year 2000 problem will not pose significant operational problems for the Corporation's computer systems as so modified and reprogrammed. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed to address processing of transactions in the Year 2000. Management believes the year 2000 compliance expense will not have a material adverse effect on the Corporation.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the information provided for the period ended December 31, 1997.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Corporation nor the Savings Bank was engaged in any legal proceeding of a material nature at August 14, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                     TF FINANCIAL CORPORATION



                                     /s/John R. Stranford
                                     ----------------------------------
Date:      August 14, 1998           John R. Stranford
                                     President and CEO
                                     (Principal Executive Officer)

                                     /s/William C. Niemczura
                                     ---------------------------------
Date:      August 14, 1998           Senior Vice President and
                                     Chief Financial Officer
                                     Principal Financial & Accounting Officer)