Form 10-Q
period 1998-09-30
TF FINANCIAL CORP
filed 1998-11-23
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM lO-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1998
                                    --------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                      74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S.
           or organization)                         employer identification no.)

3 Penns Trail, Newtown, Pennsylvania                          18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         215-579-4000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date November 20, 1998
                                             ----------------------

                     Class                              Outstanding
        ---------------------------                  ----------------
        $.10 par value common stock                  2,901,812 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Consolidated Financial Statements                          3
Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9
Item     3.       Quantitative and Qualitative Disclosures about
                  Market Risk                                                19

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                          21
Item     2.       Changes in Securities                                      21
Item     3.       Defaults upon Senior Securities                            21
Item     4.       Submission of Matters to a Vote of Security Holders        21
Item     5.       Other Materially Important Events                          21
Item     6.       Exhibits and Reports on Form 8-K                           21

SIGNATURES                                                                   22

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)


                                                                                   Unaudited     Audited
                                                                                   ---------    ---------
                                                                                 September 30, December 31,
                     ASSETS                                                           1998        1997
                                                                                   ---------    ---------

Cash and cash equivalents                                                          $  45,983       41,625
Securities purchased under agreements to resell                                            0       10,000
Certificates of deposit in other financial institutions                                2,338        2,737
Investment securities available for sale - at market value                            36,225       32,037
Investment securities held to maturity (market value of $100,332 and $57,944          99,908       57,740
   respectively, for the periods shown)
Mortgage-backed securities available for sale - at market value                       37,678       36,847
Mortgage-backed securities held to maturity (market value of $233,683 and
    $145,723 respectively, for the periods shown)                                    229,224      144,074
Loans receivable, net                                                                222,886      250,711
Accrued interest receivable                                                            4,323        3,957
Goodwill/Core deposit intangible                                                       7,598        8,274
Premises and equipment, net                                                            8,639        7,889
Other assets                                                                           1,353        1,156
                                                                                   ---------    ---------
                      Total Assets                                                 $ 696,155    $ 597,047
                                                                                   =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                        $ 449,708    $ 450,429
   Advances from the Federal Home Loan Bank                                          183,359       88,359
   Advances from borrowers for taxes and insurance                                       691        1,591
   Accrued interest payable                                                            6,064        2,470
   Other liabilities                                                                   3,807        4,103
                                                                                   ---------    ---------
                      Total Liabilities                                              643,629      546,952
                                                                                   ---------    ---------

Commitments and contingencies                                                           --           --
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
      and none issued                                                                   --           --
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,901,812 and 2,886,251 shares outstanding at September
       30, 1998 and December 31, 1997, net of treasury shares of
        2,098,418 and 2,102,767 respectively                                             529          529
   Additional paid-in capital                                                         51,942       51,775
   Net unrealized (loss) gain on investment securities available for sale                133          169
   Unearned ESOP shares-at cost                                                       (2,898)      (3,010)
   Shares acquired by MSBP                                                              (575)        (895)
   Treasury stock - at cost                                                          (41,563)     (41,649)
   Retained earnings                                                                  44,958       43,176
                                                                                   ---------    ---------
                      Total Stockholders' Equity                                      52,526       50,095
                                                                                   ---------    ---------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 696,155    $ 597,047
                                                                                   =========    =========

See notes to consolidated financial statements

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                     (in thousands, except per share data)

                                                                    For Quarter              For Nine Months
                                                                 Ended September 30,       Ended September 30,
                                                               ---------    ---------    ---------    ---------
                                                                 1998         1997         1998         1997
                                                               ---------    ---------    ---------    ---------
Interest income
   Loans                                                      $    4,555   $    5,881   $   14,064   $   18,294
   Mortgage-backed securities                                      4,524        3,109       12,097        9,488
   Investment securities                                           1,828        1,336        5,155        4,291
   Interest bearing deposits and other                               472          592        1,202        1,126
                                                               ---------    ---------    ---------    ---------
TOTAL INTEREST INCOME                                             11,379       10,918       32,518       33,199
Interest expense
   Deposits                                                        4,425        4,500       13,103       13,820
   Borrowings                                                      2,667        1,485        6,241        4,415
                                                               ---------    ---------    ---------    ---------
TOTAL INTEREST EXPENSE                                             7,092        5,985       19,344       18,235
NET INTEREST INCOME                                                4,287        4,933       13,174       14,964
Provision for loan losses                                             15          202           45          382
                                                               ---------    ---------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                4,272        4,731       13,129       14,582
Non-interest income
   Gain on sale of real estate acquired through foreclosure           11            0           35            0
   Gain (loss) on sale of mortgage-backed securities                  (1)          88          344          276
   Gain on sale of loans                                               0          249           91          288
   Gain on sale of servicing                                           0          330            0          330
   Service fees, charges and other operating income                  328          278          974          929
                                                               ---------    ---------    ---------    ---------
       TOTAL NON-INTEREST INCOME                                     338          945        1,444         1823
Non-interest expense
   Employee compensation and benefits                              1,597        1,555        4,882        4,854
   Occupancy and equipment                                           500          593        1,423        1,497
   Federal deposit insurance premium                                  69           73          209          226
   Data processing                                                     4          163          453          509
   Professional fees                                                 179          148          463          424
   Goodwill and other intangible amortization                        225          244          675          732
   Advertising                                                        91           90          271          278
   Other operating                                                   543          640        1,660        1,712
                                                               ---------    ---------    ---------    ---------
TOTAL NON-INTEREST EXPENSE                                         3,208        3,506       10,036       10,232
     INCOME BEFORE INCOME TAXES                                    1,402        2,170        4,537        6,173
Income taxes                                                         534          803        1,687        2,377
                                                               ---------    ---------    ---------    ---------
NET INCOME                                                    $      868   $    1,367   $    2,850   $    3,796
                                                               =========    =========    =========    =========

Basic earnings per share                                      $     0.30   $     0.36   $     0.97   $     0.99
Diluted earnings per share                                    $     0.27   $     0.34   $     0.88   $     0.95
Weighted average number of shares outstanding - Basic          2,898,674    3,782,818    2,893,759    3,782,818
Weighted average number of shares outstanding - Diluted        3,185,538    4,028,598    3,226,213    4,028,598

See notes to consolidated financial statements.

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            ----------------------
                                                                               1998         1997
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $   2,850    $   3,796
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of:
     Mortgage loan servicing rights                                                13           65
     Deferred loan origination fees                                               (91)        (112)
     Premiums and discounts on investment securities. net                          66           50
     Premiums and discounts on mortgage-backed securities and
     loans, net                                                                   431          168
     Amortization of goodwill and core deposit intangible                         677          732
Provision for loan losses and provision for losses on real estate                  45          382
Depreciation of premises and equipment                                            613          532
Recognition of ESOP and MSBP expenses                                             617          632
(Gain) loss on sale of mortgage-backed securities - available for sale            (80)        (269)
(Gain) on sale of investment securities - available for sale                     (265)          (8)
(Gain) loss on sale of real estate acquired through foreclosure                   (35)          --
(Gain) on sale of mortgage servicing rights                                        --         (330)
(Gain) loss on sale of mortgage loans                                             (97)        (288)
Decrease (increase) in
     Accrued interest receivable                                                 (366)         117
     Other assets                                                                (280)      (1,155)
Increase (decrease) in
     Accrued interest payable                                                   3,594        2,975
     Other liabilities                                                           (172)         862
                                                                            ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  7,520        8,149
CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and principal payments on loans. net                          22,391      (13,842)
Purchases of loans                                                            (14,144)     (13,623)
Proceeds from loan sales                                                       19,496       77,194
Purchases and maturities of certificates of deposit in other
   financial institutions. net                                                    399        1,292
Purchases and maturities of securities purchased under
   agreements to resell, net                                                   10,000       19,129
Purchases of investment securities - available for sale                      (206,158)     (48,665)
Purchases of investment securities - held to maturity                         (73,617)     (82,088)
Purchases of mortgage-backed securities - available for sale                  (16,244)     (28,418)
Purchase of mortgage-backed securities - held to maturity                    (126,185)     (15,071)
Proceeds from maturities of investment securities - held to maturity           34,661       82,680
Proceeds from maturities of investment securities - available for sale        195,567       22,540
Principal repayments from maturities of mortgage-backed securities-
   held to maturity                                                            40,889       20,201
Principal repayments from maturities of mortgage-backed securities-
   available for sale                                                           9,729        1,520
Proceeds from the sale of mortgage-backed securities - available for sale       5,683       16,320
Proceeds from the sale of investment securities - available for sale            7,445          510
Purchases and redemptions of Federal Home Loan Bank Stock, net                 (4,250)          --
Proceeds from the sale of loan servicing rights                                    --          981
Proceeds from sales of real estate acquired through foreclosure                   199           --
Purchase of premises and equipment                                             (1,363)        (238)
                                                                            ---------    ---------
 NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                         (95,502)      40,422


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                       -------------------
                                                                          1998        1997
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits/NOW accounts,
  passbook savings accounts and certificates of deposit                 $   (721)   $(25,504)
Advances from Federal Home Loan Bank  net                                 95,000          --
Net (decrease) increase in advances from borrowers for taxes
  and insurance                                                             (900)     (1,226)
Purchase of treasury stock                                                    --      (3,677)
Common stock cash dividend                                                (1,039)     (1,010)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       92,339     (31,417)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,357      17,154

Cash and cash equivalents at beginning of period                          41,625      54,132
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 45,983    $ 71,286

Supplemental disclosure of cash flow information
     Cash paid for
     Interest on deposits and advances                                  $ 15,750    $ 15,260
     Income taxes                                                       $  1,709    $  1,421

Noncash transactions
     Transfers from loans to real estate acquired through foreclosure   $    159    $    231


See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of September 30, 1998, December 31, 1997, and for the three and nine month periods ended September 30, 1998 and 1997 include the accounts of TF Financial Corporation (the "Corporation") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Corporation's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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


NOTE 4 -  NEW PRONOUNCEMENTS

         On January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior period amounts are required to be restated to conform to the provisions of SFAS No. 130. Total comprehensive income for the nine month period ended September 30, 1998 was $2,814,000, compared to $4,173,000 for the nine month period ended September 30, 1997. Total comprehensive income for the three month period ended September 30, 1998 was $1,028,000, compared to $1,620,000 for the three month period ended September 30, 1997. The adoption of SFAS 130 did not have a material impact on the Corporation's financial position or results of operations.

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

         In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are not met, a derivative may be specifically designated as a hedge. The accounting for changes in fair value of a derivative (gains or losses) depends on the intended use of the derivative and resulting designation. SAFS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Early application is permitted only as of the beginning of any fiscal quarter. On October 1, 1998 the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". Concurrent with the adoption of SFAS No. 133, the Company reclassified $33.3 million of mortgage-backed securities from "held to maturity" to "available for sale" and $9.2 million of mortgage-backed securities from "held to maturity" to "trading".

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

Financial Condition

The Corporation's total assets at September 30, 1998 and December 31, 1997 totaled $696.2 million and $597.0 million, respectively, an increase of $99.2 million or 16.6% for the nine month period. This increase was primarily a result of the $86.0 million increase in mortgage-backed securities, coupled with the $46.4 million increase in investment securities and the $4.4 million increase in cash and cash equivalents, partially offset by the $27.8 million decrease in loans receivable and the $10.0 million decrease in securities purchased under agreements to resell. The increase in total assets was primarily funded by the $95.0 million increase in advances from the Federal Home Loan Bank. Total liabilities increased to $643.6 million at September 30, 1998 from $547.0 at December 31, 1997. This increase was primarily the result of the $95.0 million, or 107.5%, increase in advances from the Federal Home Loan Bank to $183.4 million at September 30, 1998 from $88.4 million at December 31, 1997. Total deposits balances decreased by $700,000 from $450.4 million at December 31, 1997 to $449.7 million at September 30, 1998.

The decrease in loans receivable of $27.8 million, or 11.1%, from $250.7 million at December 31, 1997 to $222.9 million at September 30, 1998 was a result of mortgage loan repayments.

Cash and cash equivalent balances increased by $4.4 million, or 10.6%, from $41.6 million at December 31, 1997 to $46.0 million at September 30, 1998 primarily as a result of the reinvestment of cash flow generated through the repayment of mortgage loans.

Balances of securities purchased under agreements to resell decreased by $10.0 million, or 100.0%, from $10.0 million at December 31, 1997 to $0 at September 30, 1998 primarily as a result of the reinvestment of maturing balances to investment securities.

Investment securities at September 30, 1998 totaled $136.1 million, which represents an increase of $46.4 million or 51.7% as compared to $89.7 million at December 31, 1997. This increase is primarily due to the reinvestment of cash and cash flow caused by repayments of mortgage loans and mortgage securities, coupled with the reinvestment of maturing securities purchased under agreements to resell balances.

Mortgage-backed securities totaled $266.9 million at September 30, 1998 as compared to $180.9 million at December 31, 1997. This increase of $86.0 million or, 47.5%, is a result the investment of the proceeds of the $95.0 million of Federal Home Loan advances, coupled with cash flow caused by repayments of mortgage loans.

Total consolidated stockholders' equity of the Corporation increased $2.4 million or 4.8%, to $52.5 million, or 7.55% of total assets, at September 30, 1998, from $50.1 million or 8.39 % of total assets at December 31, 1997, primarily due to the $1.8 million increase to retained earnings for the nine month period. The amortization of stock incentive plans of $400,000 also contributed to this increase in stockholders' equity.

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


                                                       Three Months Ended September 30,         Three Months Ended September 30,
                                                                  1998 (5)                                  1997(5)
                                                        -----------------------------            ------------------------------
                                                     Average                     Average      Average                    Average
                                                     Balance       Interest     Yield/Cost    Balance      Interest    Yield/Cost
                                                     -------       --------     ----------    -------      --------    ----------
                                                                                 (Dollars in Thousands)
     Assets:
     Interest-earning assets:
       Loans receivable (4)....................     $229,198        $4,555         7.95%     $291,374        $5,881        8.07%
       Mortgage-backed securities..............      271,596         4,524         6.66%      181,513         3,109        6.85%
       Investment securities...................      125,044         1,828         5.85%       87,645         1,336        6.10%
       Other interest-earning assets(1)........       48,034           472         3.93%       60,062           592        3.94%
         Total interest-earning assets.........     $673,872       $11,379         6.75%     $620,594       $10,918        7.04%
                                                    ========       =======                   ========       =======
     Non interest-earning assets...............       22,299                                   $8,636
                                                      ------                                   ------
         Total assets..........................     $696,171                                 $629,230
                                                    ========                                 ========

     Liabilities and Stockholders' Equity:
       Interest-bearing liabilities:
         Savings deposits......................      451,399        $4,425         3.92%     $447,731        $4,500        4.02%
         Borrowings............................      181,692         2,667         5.87%       98,359         1,485        6.04%
                                                     -------         -----                     ------         -----
           Total interest-bearing liabilities..     $633,091        $7,092         4.48%     $546,090        $5,985        4.38%
                                                    ========        ======                   ========        ======
     Non interest-bearing liabilities..........       10,946                                   10,930
           Total liabilities...................      644,037                                  557,020
     Stockholders' equity......................       52,134                                   72,210
                                                      ------                                   ------
           Total liabilities and Stockholders'
           equity..............................     $696,171                                 $629,230
                                                    ========                                 ========
     Net interest income.......................                     $4,287                                   $4,933
                                                                    ======                                   ======

     Interest rate spread (2)..................                                    2.27%                                   2.66%
     Net yield on interest-earning assets (3)..                                    2.54%                                   3.18%
     Ratio of Average interest-earning assets
     to Average interests bearing liabilities..                                     106%                                    114%



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


                                                       Nine Months Ended September 30,          Nine Months Ended September 30,
                                                                   1998 (5)                                   1997 (5)
                                                        -----------------------------            -----------------------------
                                                    Average                       Average     Average                    Average
                                                    Balance       Interest      Yield/Cost    Balance      Interest     Yield/Cost
                                                    -------       --------      ----------    -------      --------     ----------
                                                                              (Dollars in Thousands)
     Assets:
     Interest-earning assets:
       Loans receivable (4)....................     $235,460       $14,064         7.96%     $305,978       $18,294        7.97%
       Mortgage-backed securities..............      247,944        12,097         6.51%      187,608         9,488        6.74%
       Investment securities...................      115,216         5,155         5.97%       89,983         4,291        6.36%
       Other interest-earning assets(1)........       38,022         1,202         4.22%       35,585         1,126        4.22%
                                                      ------         -----                     ------         -----
         Total interest-earning assets.........     $636,642       $32,518         6.81%     $619,154       $33,199        7.15%
                                                    ========       =======                   ========       =======
     Non interest-earning assets...............       22,277                                  $18,028
         Total assets..........................     $658,919                                 $637,182

     Liabilities and Stockholders' Equity:
       Interest-bearing liabilities:
         Savings deposits......................      449,929       $13,103         3.88%     $456,475       $13,820        4.04%
         Borrowings............................      147,248         6,241         5.65%       98,915         4,415        5.95%
                                                     -------         -----                     ------         -----
           Total interest-bearing liabilities..     $597,177       $19,344         4.32%     $555,390       $18,235        4.38%
                                                    ========       =======                   ========       =======
     Non interest-bearing liabilities..........       10,336                                   10,427
           Total liabilities...................      607,513                                  565,817
     Stockholders' equity......................       51,406                                   71,365
                                                      ------                                   ------
           Total liabilities and Stockholders'
           equity..............................     $658,919                                 $637,182
                                                    ========                                 ========
     Net interest income.......................                    $13,174                                  $14,964
                                                                   =======                                  =======
     Interest rate spread (2)..................                                    2.49%                                   2.77%
     Net yield on interest-earning assets (3)..                                    2.76%                                   3.22%
     Ratio of Average interest-earning assets
     to Average interest bearing liabilities...                                     107%                                    111%


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

RESULTS OF OPERATIONS


Net Income. The Corporation recorded net income of $868,000 for the three months ended September 30, 1998 as compared to $1.4 million for the three months ended September 30, 1997. This decrease of $500,000, or 35.7%, was primarily the result of the increase in total interest expense from $6.0 million for the three months ended September 30, 1997 to $7.1 million for the three months ended September 30, 1998, partially offset by an increase in total interest income of $500,000. Net interest income before provisions for loan losses was $4.3 million for the three month period ended September 30, 1998 as compared to $4.9 million for the same period in 1997. Non-interest income was $300,000 and $900,000, respectively, for these same periods. Operating expenses (non-interest expense) were $3.2 million for the three month period ended September 30, 1998 and $3.5 million for the three month period ended September 30, 1997.

The Corporation recorded net income of $2.9 million for the nine months ended September 30, 1998 as compared to $3.8 million for the nine months ended
September 30, 1997. This decrease of $900,000, or 23.7%, was primarily the result of the decrease in total interest income from $33.2 million for the nine month period ended September 30, 1997 to $32.5 million for the nine month period ended September 30, 1998. Net interest income before provision for loan losses was $13.2 million for the nine month period ended September 30, 1998 as compared to $15.0 million for the same period in 1997. For these same periods, total interest expense increased to $19.3 million from $18.2 million. Non-interest income was $1.4 million and $1.8, respectively, for these same periods. Operating expenses (non-interest expense) were $10.0 million and $10.2 million for the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

Total Interest Income. Total interest income increased by $500,000 or 4.6% to $11.4 million for the three months ended September 30, 1998, from $10.9 million for the three months ended September 30, 1997, due primarily to increases in the average balance of mortgage-backed securities and investment securities partially offset by decreases in the average balance of loans receivable and other interest earning assets. The average balance of loans receivable decreased $62.2 million, or 21.3%, to $229.2 million for the three months ended September 30, 1998, from $291.4 million for the three months ended September 30, 1997. The decrease in the average balance of loans receivable is primarily attributable to the sale of $43.6 million of mortgage loans in the third quarter of 1997, coupled with mortgage loan repayments. Interest attributable to loans receivable decreased $1.3 million or 22.0% to $4.6 million for the three month period ended September 30, 1998, from $5.9 million for the three month period ended September 30, 1997. This decrease is primarily attributable to the decrease in the average balance of loans receivable coupled with a decrease in the average yield on loans receivable from 8.07% for the three month period end September 30, 1997, to 7.95% for the three month period ended September 30, 1998. Interest on mortgage-backed securities increased $1.4 million, or 45.2%, for the three month period ended September 30, 1998, from $3.1 million for the three month period ended September 30, 1997 primarily as a result of increases in the average balances of mortgage-backed securities to $271.6 million at September 30, 1998 from $181.5 million at September 30, 1997. The increase in income attributable to the increase in the average balance of mortgage-backed securities was partially offset by a decrease in the average yield of the securities to 6.66% at September 30, 1998 from 6.85% at September 30, 1997. Interest on investment securities increased to $1.8 million from $1.3 million for the three month periods ended September 30, 1998 and 1997 respectively. This increase of $500,000, or 38.6%, was primarily as a result of the increase in the average balance of investment securities to $125.0 million at September 30, 1998 from $87.6 million at September 30, 1997. Interest on other interest-earning assets decreased by $120,000 for the three month period ended September 30, 1998 compared to the similar period ended September 30, 1997 primarily as a result of the average balance decreasing by $12.1 million to $48.0 million, coupled with the decrease in the average yield to 3.93% at September 30, 1998 from 3.94% at September 30, 1997. The increases in the average balances of investment securities is the result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans coupled with cash flows from repayments of mortgage loans. The increase in the average balance of mortgage-backed securities is primarily the result of the reinvestment of borrowed funds into mortgage-backed securities coupled with the reinvestment of mortgage loan repayments, partially offset by the repayment of mortgage-backed securities. The average balance of total interest earning assets increased $53.3 million, or 8.6%, to $673.9 million for the three months ended September 30, 1998 from $620.6 million for the three months ended September 30, 1997.

Total interest income decreased by $700,000 or 2.11% to $32.5 million for the nine months ended September 30, 1998, from $33.2 million for the nine months ended September 30, 1997 due primarily to the decrease in the average balance of loans receivable, partially offset by increases in the average balance of mortgage-backed securities, investment securities and other interest earning assets. The average balance of loans receivable decreased $70.5 million, or 23.0%, to $235.5 million from $306.0 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in the average balance of loans receivable is primarily attributable to the sale of $43.6 million of mortgage loans in the third quarter of 1997, coupled with mortgage loan repayments. Interest attributable to loans receivable decreased $4.2 million or 23.0% to $14.1 million for the nine month period ended September 30, 1998, from $18.3 million for the nine month period ended September 30, 1997. This decrease is primarily attributable to the decrease in the average balance of loans receivable coupled with a decrease in the average yield on loans receivable from 7.97% for the nine month period end September 30, 1997, to 7.96% for the nine month period ended September 30, 1998. Interest on mortgage-backed securities increased $2.6 million, or 27.4%, for the nine month period ended September 30, 1998, from $9.5 million for the nine months ended September 30, 1997, primarily as a result of increases in the average balances of mortgage-backed securities to $247.9 million at September 30, 1998 from $187.6 million at September 30, 1997. This increase was partially offset by a decrease in the average yield of the securities to 6.51% at September 30, 1998 from 6.74% at September 30, 1997. Interest on investment securities increased to $5.2 million from $4.3 million for the nine month periods ended September 30, 1998 and 1997, respectively. This increase of $900,000, or 20.9%, was primarily as a result of the increase in the average balance of investment securities to $115.2 million at September 30, 1998 from $90.0 million at September 30, 1997. Interest on other interest-earning assets increased by $76,000 for the nine month period ended September 30, 1998 compared to the similar period ended September 30, 1997 primarily as a result of the average balance increasing by $2.4 million to $38.0 million for the nine months ended September 30, 1998 from $35.6 million for the nine months ended September 30, 1997. The increases in the average balances of investment securities is the result of the reinvestment of $43.6 million in proceeds from the sale of mortgage loans coupled with cash flows from repayments of mortgage loans. The increase in the average balance of mortgage-backed securities is primarily the result of the reinvestment of borrowed funds into mortgage-backed securities, coupled with the reinvestment of mortgage loan repayments, partially offset by the repayment of mortgage-backed securities. The average balance of total interest earning assets increased $17.4 million, or 2.8%, to $636.6 million at September 30, 1998 from $619.2 million at September 30, 1997.

Total Interest Expense. Total interest expense increased to $7.1 million for the three month period ended September 30, 1998 from $6.0 million for the same period in 1997. This increase in total interest expense is a result of the increase in the average balance of borrowed money, in conjunction with the increase in the average balance of savings deposits. The average balance of borrowed money increased from $98.4 million for the three month period ended September 30, 1997 to $181.7 million for the three month period ended September 30, 1998. The average balance of savings deposits increased from $447.7 million for the three month period ended September 30, 1997 to $451.4 million for the three month period ended September 30, 1998. The average rate paid on borrowed money decreased from 6.04% for the three month period ended September 30, 1997 to 5.87% for the same period in 1998. The average rate paid on savings deposits decreased from 4.02% for the three month period ended September 30, 1997 to 3.92% for the three month period ended September 30, 1998. As a result of the decrease in the average rate paid on savings deposits, partially offset by the increase in the average balance of savings deposits, the portion of total interest expense attributable to savings deposits decreased to $4.4 million from $4.5 million for the three month period ended September 30, 1998 and 1997, respectively. The portion of total interest expense attributable to borrowed money increased to $2.7 million from $1.5 million for the periods ended September 30, 1998 and 1997 respectively. This increase is primarily the result of the increase in the average balance of borrowed money, partially offset by the decrease in the average rate paid for borrowed funds. The average balance of total interest-bearing liabilities increased to $633.1 million for the three month period ended September 30, 1998 from $546.1 million for the three month period ended September 30, 1997 primarily as a result of increase in Federal Home Loan Bank advances which were used to fund asset growth.

Total interest expense increased to $19.3 million for the nine month period ended September 30, 1998 from $18.2 million for the nine month period ended September 30, 1997. This increase in total interest expense is a result of the increase in the average balance of borrowed money partially offset by the decrease in the average balance of savings deposits. The average balance of borrowed money increased from $98.9 million for the nine month period ended September 30, 1997 to $147.2 million for the nine month period ended September 30, 1998. The average balance of savings deposits decreased from $456.5 million for the nine month period ended September 30, 1997 to $449.9 million for the nine month period ended September 30, 1998. The average rate paid on borrowed money decreased from 5.95% for the nine month period ended September 30, 1997 to 5.65% for the nine month period ended September 30, 1998. The average rate paid on savings deposits decreased from 4.04% for the nine month period ended September 30, 1997 to 3.88% for the nine month period ended September 30, 1998. As a result of the decrease in the average rate paid on savings deposits in conjunction with the decrease in the average balance of savings deposits, the portion of total interest expense attributable to savings deposits decreased to $13.1 million from $13.8 million for the nine month periods ended September 30, 1998 and 1997 respectively. The portion of total interest expense attributable to borrowed money increased to $6.2 million from $4.4 million for the periods ended September 30, 1998 and 1997 respectively. This increase is primarily the result of the increase in the average  balance of  borrowed  money,  partially  offset by the  decrease in the average rate paid for borrowed funds. The average balance of total interest-bearing liabilities increased to $597.2 million for the nine month period ended September 30, 1998 from $555.4 million for the nine month period ended September 30, 1997 primarily as a result of increase in Federal Home Loan Bank advances which were used to fund asset growth.

Net Interest Income. Net interest income for the three month period ended September 30, 1998 decreased by $600,000, or 12.2%, to $4.3 million from $4.9 million for the same period in 1997. The decrease was primarily the result of the increase in total interest expense partially offset by the increase in total interest income. The average balance of total interest-earning assets increased $53.3 million, or 8.6%, to $673.9 million at September 30, 1998 from $620.6 million at September 30, 1997. During these same periods, the average balances of interest-bearing liabilities increased to $633.1 million from $546.1 million. The cost of interest-bearing liabilities increased from 4.38% to 4.48% while the yield on interest-earning assets decreased from 7.04% to 6.75% for the three month periods ended September 30, 1997 and 1998, respectively. The increase in the average balance of interest earning assets and interest earning liabilities was primarily the result of the increase in Federal Home Loan Bank borrowings and the subsequent reinvestment of the cash proceeds into mortgage-backed securities.

Net interest income for the nine month period ended September 30, 1998 decreased by $1.8 million, or 12.0%, to $13.2 million from $15.0 million for the same period in 1997. The decrease was primarily the result of the decrease in total interest income in conjunction with the increase in total interest expense. The average balance of total interest-earning assets increased to $636.6 million from $619.1 million at September 30, 1998 and September 30, 1997, respectively. During these same periods, the average balances of interest-bearing liabilities increased to $597.2 million from $555.4 million. The cost of interest-bearing liabilities decreased from 4.38% to 4.32% while the yield on interest-earning assets decreased from 7.15% to 6.81% for the nine month periods ended September 30, 1997 and 1998, respectively.

Allowance for Loan Losses. The allowance for loan losses remained level at $2.1 million at September 30, 1998 and September 30, 1997. Such totals correlate to non-performing loans of $1.7 million at September 30, 1998 and $1.3 million at September 30, 1997. The increase in the allowance for loan losses of $48,000 resulted from the addition of $45,000 to the provision for loan losses and the addition of $3,000 of recoveries net of charge-offs for losses on loans. The provision for losses on loans is the method by which the allowance for losses is adjusted during the period. The provision for losses on loans was $15,000 for the three month period ended September 30, 1998. At September 30, 1998, the allowance for loan losses was 119.2% of non-performing loans as compared to 154.0% of non-performing loans at September 30, 1997. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income decreased to $338,000 for the three month period ended September 30, 1998 from $945,000 for the same period in 1997. This decrease of $607,000 is primarily attributable to the decrease in the gain on sale of investment securities of $89,000 and the decrease of $579,000 in the gain on sale of loans and loan servicing, partially offset by the increase of $50,000 in service fees, charges and other operating income, and the increase of $11,000 in the gain on sale of real estate acquired through foreclosure.

Total non-interest income decreased to $1.4 million for the nine months ended September 30, 1998 from $1.8 million for the same period in 1997. This decrease of $400,000 can be primarily attributable to the decrease in the gain on sale of loans and loan servicing of $527,000, partially offset by the increase in the gain on sale of investment securities of $68,000, the increase of $35,000 in the gain on sale of real estate acquired through foreclosure and the increase of $45,000 in service fees, charges and other operating income.


Non-interest Expense. Total non-interest expense decreased $300,000 to $3.2 million for the three months ended September 30, 1998 as compared with $3.5 million for the similar period in 1997. Employee compensation and benefits remained level at $1.6 million for the compared periods, while occupancy and equipment decreased by $93,000, data processing decreased by $159,000, other operating costs decreased by $97,000, amortization of other intangibles decreased by $19,000 and professional fees increased by $31,000. Advertising and federal deposit insurance expense remained relatively level for the period. The decreases to occupancy and equipment and data processing expenses were a result of cost reductions related to a data processing system conversion.

Total non-interest expense decreased $200,000 to $10.0 million for the nine months ended September 30, 1998 as compared with $10.2 million for the similar period in 1997. Employee compensation and benefits remained level at $4.9 million for the compared periods, while occupancy and equipment decreased by $74,000, data processing decreased by $56,000, other operating costs decreased by $52,000, amortization of other intangibles decreased by $57,000 and professional fees increased by $39,000. Advertising and federal deposit insurance expense remained relatively level for the period. The decreases to occupancy and equipment and data processing expenses were a result of cost reductions related to a data processing system conversion.

Income Tax Expense. Income taxes decreased by $269,000 to $534,000 for the three month period ended September 30, 1998, from $803,000 for the three months ended September 30, 1997. The primary reason for this decrease was the decrease in net income before taxes to $1.4 million for the three months ended September 30, 1998, from $2.2 million for the three months ended September 30, 1997.

Income taxes decreased by $690,000 to $1.7 million for the nine month period ended September 30, 1998, from $2.4 million for the nine months ended September 30, 1997. The primary reason for this decrease was the decrease in net income before taxes to $4.5 million for the nine months ended September 30, 1998, from $6.2 million for the nine months ended September 30, 1997.

Liquidity and Capital Resources

Under current Office of Thrift Supervision (OTS) regulations, the Savings Bank must have core capital equal to 4% of total assets and risk-based capital equal to 8% of risk-weighted assets.

On September 30, 1998, the Savings Bank was in compliance with its two regulatory capital requirements as follows:

                                                     Amount       Percent
                                                     ------       -------
                                                    (dollars in thousands)
Core capital                                         $44,491         6.4%
Core capital requirement                              27,693         4.0
                                                     -------         ---
Excess over requirement                              $16,798         2.4%
                                                     =======         ===

Risk based capital                                   $46,568        18.5%
Risk based capital requirement                        20,092         8.0
                                                     -------         ---
Excess over requirement                              $26,476        10.5%
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

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Savings Bank's primary source of funds are deposits, borrowings from the Federal Home Loan Bank and other borrowings and scheduled amortization and prepayment of loan and mortgage-backed securities principal. During the past several years, the Savings Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase mortgage-backed securities and other investments, and increase liquidity. The Savings Bank is currently able to fund its operations internally but has, when deemed prudent, borrowed funds from the Federal Home Loan Bank of Pittsburgh. As of September 30, 1998, such borrowed funds total $183.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank has generally maintained liquidity far in excess of regulatory requirements. The Savings Bank's regulatory liquidity was 25.37% and 22.7% at September 30, 1998 and 1997, respectively.

The amount of certificate accounts, which are scheduled to mature during the twelve months ending September 30, 1999, is approximately $153.6 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.


At September 30, 1998, the Savings Bank had outstanding commitments to originate loans of $19.3 million and to purchase investment securities of $13.1 million. Funds required to fill these commitments are derived primarily from current excess liquidity or loan and security repayments. At September 30, 1998, the Savings Bank had no outstanding commitments to sell loans.

Year 2000

Readiness Efforts

In 1998, a comprehensive project plan ("Plan") to address the Year 2000 problem and related issues as those relate to the Company's operations was developed, approved by the Board of Directors and implemented. The Company's Year 2000 effort is proceeding in accordance with the written Plan. Progress reports are provided to the Board at least monthly.

The Year 2000 problem is the result of potential problems with software and computer systems or any equipment with computer chips that store the year portion of the date as just two-digits. Systems using this two-digit approach may not be able to determine whether 00 represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal computer and related operations.

The Company's Plan is divided into four broad areas of concern: hardware, software, service providers and customers. Year 2000 issues being addressed in each of these areas include both information related technology and non-information related technology. A project team that consists of key members of the Company's technology staff, representatives of functional business units and senior management was developed. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations. Formal communications with those providers of data processing capabilities and other external counter parties were initiated in 1997 and 1998 to assess the Year 2000 readiness of their products and services. Thus far, responses indicate that most of the significant providers are currently following plans developed to address processing of transactions beginning January 1, 2000.

Costs

The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personal expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $25,000 for the twelve month period ending December 31, 1998. At September 30, 1998, there are no material, incomplete tasks pursuant to the Plan.

Risk Assessment

Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. The determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company systems rely. However, the Company can give no assurance that the systems of these suppliers will be timely renovated.

Contingency Plan

Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have the contingency plan substantially completed by July 31, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Company's exposure to interest rate risk results from, among other things, the difference in maturities in interest-earning assets and interest-bearing liabilities. Since the Company's assets currently have a longer maturity than its liabilities, the Company's earnings could be negatively impacted during a period of rising interest rates and conversely, positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Company's assets and liabilities is continually monitored by management. In this regard, the Company emphasizes the origination of shorter term or adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. At September 30, 1998, approximately 76% of the Company's loan portfolio was comprised of loans with original maturities of less than 15 years, balloon mortgages or adjustable rate loans. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Company will enter into forward commitments for the sale of these assets to ensure the Company is not exposed to undue interest rate risk.

The Company utilizes its investment and mortgage-backed security portfolio in managing its liquidity and therefore seeks securities with a stated or average estimated maturities of less that ten years. These securities are readily marketable and provide the Company with a cash flow stream to fund asset growth or liability maturities.

     A significant portion of the Company's assets has been funded with certificates of deposit ("CD"), including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Company's interest rates. The Company has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans. At September 30, 1998, approximately 46% of the Company's deposits were CDs.

     The Company utilizes borrowings from the Federal Home Loan Bank ("FHLB") in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Company may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years). At September 30, 1998, approximately 28.5% of the Company's liabilities were FHLB borrowings.

The nature of the Company's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Savings Bank owns any trading assets. At September 30, 1998, the Company did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

GAP analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the OTS and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at June 30, 1998 are as follows:

          MVPE
               -----------------------------------------------------------------


----------------------------- -------------------------- -----------------------
Change in Interest Rate                  Amount                   % Change
----------------------------- -------------------------- -----------------------
+400 Basis Points                       $51,592                    -13%
----------------------------- -------------------------- -----------------------
+300 Basis Points                       $54,913                     -7%
----------------------------- -------------------------- -----------------------
+200 Basis Points                       $58,067                     -1%
----------------------------- -------------------------- -----------------------
+200 Basis Points                       $60,003                     +2%
----------------------------- -------------------------- -----------------------
Flat Rate                               $58,838                      0%
----------------------------- -------------------------- -----------------------
-100 Basis Points                       $55,836                     -5%
----------------------------- -------------------------- -----------------------
-200 Basis Points                       $49,964                    -15%
----------------------------- -------------------------- -----------------------
-300 Basis Points                       $44,698                    -24%
----------------------------- -------------------------- -----------------------
-400 Basis Points                       $39,547                    -33%
----------------------------- -------------------------- -----------------------


Management believes that the assumptions utilized in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Company's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.


In the event the Company should experience a mismatch in its desired GAP ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Company could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

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


                                      TF FINANCIAL CORPORATION



                                      /s/John R. Stranford
                                      ------------------------------------------
Date:      November 20, 1998          John R. Stranford
                                      President and CEO
                                      (Principal Executive Officer)



                                      /s/William C. Niemczura
                                      ------------------------------------------
Date:      November 20, 1998          William C. Niemczura
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)