Form 10-K
period 1998-12-31
TF FINANCIAL CORP
filed 1999-03-31
CIK 921051

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

For the fiscal year ended      December 31, 1998
                          ------------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to __________________

                         Commission File Number: 0-24168

                            TF FINANCIAL CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                            74-2705050
----------------------------------------                ------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

  3 Penns Trail, Newtown, Pennsylvania                           18940
----------------------------------------                ------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:   (215) 579-4000
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the Nasdaq System on March 19, 1999, was $36,478,038 million (2,077,337 shares at $17.56 per share).

         As of March 19, 1999 there were outstanding 3,041,010 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Parts I, II and IV)
2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

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

The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through its subsidiaries, the Savings Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. Third Delaware Corporation was incorporated in August 1998, as a subsidiary of the Savings Bank, for the purpose of holding and managing investment securities for the Savings Bank. At December 31, 1998, the Company had total assets of $665.6 million, total deposits of $438.9 million and stockholders' equity of $52.7 million.

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

         The Savings Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 1998, one- to four-family residential mortgage loans totaled $152.8 million or 62.9% of the Savings Bank's total loan portfolio. At that same date, the Savings Bank had approximately $256.2 million or 38.5% of total assets invested in mortgage-backed securities and $89.9 million or 13.5% of total assets in investment securities. To a lesser extent, the Savings Bank also originates commercial real estate and multi-family, construction and consumer loans.

Market Area

         Third Federal operates five offices in Philadelphia County and six offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of Philadelphia. The population of these two counties totals over 2.1 million. The Savings Bank also operates three branch offices in Mercer County, New Jersey. The population of Bucks and Mercer Counties has experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered very limited lending opportunities, Bucks and Mercer Counties, with growing populations, have offered Third Federal much greater lending opportunities.

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

Lending Activities

         General. The Savings Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Savings Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 1998, the Savings Bank's mortgage loans outstanding were $213.4 million, of which $152.8 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 30.4% were ARM's and 69.6% were fixed-rate loans. Total ARM mortgage loans in the Savings Bank's portfolio at December 31, 1998, amounted to $85.7 million or 40.15% of total mortgage loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $55.2 million and $5.3 million, respectively.

         Consumer and other loans held by the Savings Bank totaled $29.5 million or 12.1% of total loans outstanding at December 31, 1998, of which $13.0 million or 5.35% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $6.7 million, $2.3 million and $7.5 million, respectively.

         The following table sets forth the composition of the Savings Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                           At December 31,
                                  --------------------------------------------------------------------------------------------------
                                        1998                1997                 1996               1995                1994
                                  ------------------   -----------------   ------------------  -----------------   -----------------
                                            Percent             Percent              Percent            Percent             Percent
                                  Amount    of Total   Amount   of Total   Amount    of Total  Amount   of Total   Amount   of Total
                                  ------    --------   ------   --------   ------    --------  ------   --------   ------   --------
                                                                       (Dollars in thousands)
Mortgage loans:
  One- to four-family..........   $152,819    62.93%  $198,328    78.43%   $265,618    85.16% $204,430    85.00%  $ 80,862    69.70%
  Commercial real estate and
    multi-family...............     55,208    22.73     26,653    10.54      20,427     6.55    10,294     4.28     11,285     9.73
  Construction.................      5,352     2.20      5,052     2.00       4,720     1.51     3,604     1.50      1,534     1.32
                                   -------   ------    -------   ------     -------   ------   -------   ------    -------   ------
     Total mortgage loans....      213,379    87.86    230,033    90.97     290,765    93.22   218,328    90.78     93,681    80.75
Consumer and other loans:
  Home equity and second
    mortgage...................     12,995     5.35     12,147     4.80       9,661     3.10    10,635     4.42     11,663    10.05
  Commercial business..........      6,666     2.74      2,798     1.11       3,126     1.00     2,887     1.20      3,679     3.17
  Leases.......................      2,305     0.95      1,671     0.66       3,093     0.99     3,590     1.49      2,194     1.89
  Other........................      7,521     3.10      6,230     2.46       5,261     1.69     5,072     2.11      4,796     4.14
                                   -------   ------    -------   ------     -------   ------   -------   ------    -------   ------
     Total consumer and other
       loans.................       29,487    12.14     22,846     9.03      21,141     6.78    22,184     9.22     22,332    19.25
                                   -------   ------    -------   ------     -------   ------   -------   ------    -------   ------
     Total loans.............      242,866   100.00%   252,879   100.00%    311,906   100.00%  240,512   100.00%   116,013   100.00%
                                   =======   ======    =======   ======     =======   ======   =======   ======    =======   ======
Less:
  Unearned discount, premium,
    deferred loan fees, net....        116                 139                  530                753                 647
  Allowance for loan losses....      1,909               2,029                1,806              1,484               1,473
                                   -------             -------              -------            -------             -------
     Total loans, net.........    $240,841            $250,711             $309,570           $238,275            $113,893
                                   =======             =======              =======            =======             =======
Mortgage-backed securities
held-to-maturity:
  FHLMC........................   $ 47,239    26.10%  $ 76,523    53.12%   $ 90,016    58.54% $ 65,834    47.76%  $ 85,524    47.14%
  FNMA.........................     12,726     7.03     22,927    15.91      27,547    17.92    33,150    24.05     39,713    21.89
  GNMA.........................     56,318    31.12      7,483     5.19       6,043     3.93     7,644     5.55      9,358     5.16
  Real estate investment
    mortgage conduit...........     64,180    35.47     36,389    25.26      29,220    19.00    30,033    21.79     46,603    25.69
  Collateralized mortgage
    obligations................         --                  --                   --                 19     0.01        213     0.12
  Other mortgage-backed
    securities.................        501     0.28        752     0.52         932     0.61     1,161     0.84         --
                                   -------   ------    -------   ------     -------   ------   -------   ------    -------   ------
    Total mortgage-backed and
      related securities
      held-to-maturity.........   $180,964   100.00%  $144,074   100.00%   $153,758   100.00% $137,841   100.00%  $181,411   100.00%
                                   =======   ======    =======   ======     =======   ======   =======   ======    =======   ======
Mortgage-backed securities
  available-for-sale:
    FHLMC......................   $ 13,214    17.55%  $ 19,223    52.17%   $  8,905    40.43% $ 15,422    52.03%
    FNMA.......................     32,178    42.74      7,863    21.34       3,240    14.71     4,010    13.53
    GNMA.......................     10,284    13.66         --                   --                 --
    Real estate investment
      mortgage conduit.........     19,609    26.05      9,761    26.49       9,882    44.86    10,208    34.44
                                   -------   ------    -------   ------     -------   ------   -------   ------
      Total....................   $ 75,285   100.00%  $ 36,847   100.00%   $ 22,027   100.00% $ 29,640   100.00%
                                   =======   ======    =======   ======     =======   ======   =======   ======


         The following table sets forth the Savings Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal payments for the periods indicated:

                                                                                 Years Ended December 31,
                                                                     ------------------------------------------------
                                                                        1998              1997                 1996
                                                                     --------           ---------            --------
                                                                                     (In thousands)
Total loans receivable (gross):
  At beginning of period..................................           $252,879            $311,906            $240,512
   Mortgage loans originated:
     One- to four-family..................................             24,598              52,039              64,643
     Commercial real estate and multi-family..............             10,242               6,222               8,488
     Construction.........................................              6,759               8,090              14,465
                                                                      -------             -------             -------
         Total mortgage loans originated .................             41,599              66,351              87,596
   Mortgage loans purchased:
     One- to four-family..................................             14,144              14,224              82,363
     Other non-residential................................             26,564                  --                 358
                                                                      -------             -------             -------
         Total mortgage loans purchased...................             40,708              14,224              82,721
                                                                      -------             -------             -------
   Total mortgage loans originated and purchased .........             82,307              80,575             170,317
   Consumer loans originated .............................             14,265               6,643               4,473
   Transfer of mortgage loans to real estate owned........               (159)               (249)               (242)
   Sale of loans..........................................            (19,496)            (94,925)            (19,591)
   Loans securitized......................................                 --                  --             (28,212)
   Principal repayments...................................            (86,930)            (51,071)            (55,351)
                                                                      -------             -------             -------
   Total loans receivable at end of period................           $242,866            $252,879            $311,906
                                                                      =======             =======             =======

Mortgage-backed securities:
   Held-to-maturity:
   At beginning of period.................................            144,074             153,758            $137,841
   Mortgage-backed securities purchased...................            140,929              18,972              45,349
   Mortgage-backed securities sold........................                 --                  --                  --
   Transferred to available-for-sale......................            (42,869)                 --                  --
   Amortization and repayments............................            (61,170)            (28,656)            (29,432)
                                                                      -------             -------             -------
   At end of period.......................................           $180,964            $144,074            $153,758
                                                                      =======             =======             =======

   Available-for-sale:
   At beginning of period.................................             36,847              22,027            $ 29,640
   Transferred from held-to-maturity......................             42,869                  --                  --
   Mortgage-backed securities purchased ..................             44,506              37,129               4,952
   Mortgage-backed securities sold........................            (29,512)             (4,153)             (8,943)
   Amortization and repayments............................            (19,425)            (18,156)             (3,622)
                                                                      -------             -------             -------
   At end of period.......................................           $ 75,285            $ 36,847            $ 22,027
                                                                      =======             =======             =======

         Maturity  of Loans and  Mortgage-backed  and  Related  Securities.  The following table sets forth the maturity of Third Federal's loan and mortgage-backed securities at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $167.5 million for the year ended December 31, 1998. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.

                                                   Commercial                                          Mortgage-
                                         One- to   Real Estate                                          Backed
                                          Four-     and Multi-                 Consume   Total Loans  and Related
                                         Family      Family     Construction   and Other  Receivable  Securities     Total
                                         -------   -----------  ------------   ---------  ----------  -----------    -----
                                                                            (In thousands)
Non-performing...................       $    896      $     7      $    --     $   609    $  1,602    $     --      $  1,602
Amounts Due:
Within 3 months..................             46           --           --          70         116         344           460
3 months to 1 Year..............             260           98        4,490         710       5,558       3,437         8,995

After 1 year:
  1 to 3 years...................          6,725          370        6,486       5,196      18,777      10,981        29,758
  3 to 5 years...................          2,927        2,431           --       8,386      13,744       9,617        23,361
  5 to 10 years..................         14,284       44,706           --       7,470      66,460      31,862        98,322
  10 to 20 years.................         45,540        7,506           --       6,274      59,320      29,985        89,305
  Over 20 years..................         82,141           --           --         772      82,913     170,023       252,936
Total due after one year.........        151,617       55,013        6,486      28,098     241,214     252,468       493,682
Total amounts due................        152,819       55,208       10,976      29,487     248,490     256,249       504,739

Less:
Allowance for loan loss..........          1,205          508           97          99       1,909          --         1,909
Loans in process.................             --           --        5,624          --       5,624          --         5,624
Deferred loan fees...............             67           --           --          49         116          --           116
                                         -------       ------       ------      ------     -------     -------       -------
    Total........................       $151,547      $54,700      $ 5,255     $29,339    $240,841    $256,249      $497,090
                                         =======       ======       ======      ======     =======     =======       =======

         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                         Floating or
                                              Fixed       Adjustable
                                              Rates         Rates      Total
                                             --------    ------------ --------
                                                       (In thousands)

One- to four-family.......................   $106,209      $46,303    $152,512
Commercial real estate and multi-family...     21,515       33,595      55,110
Construction..............................         --        6,486       6,486
Consumer and other........................     15,797       12,910      28,707
                                              -------       ------     -------
  Total...................................   $143,521      $99,294    $242,815
                                              =======       ======     =======

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

         At December 31, 1998, 62.9% of mortgage loans consisted of one- to four-family residential loans, of which 30.4% were ARM loans.

         The Savings Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1 to 2 % per adjustment with a lifetime cap of 5 to 6% over the life of the loan. The ARM loans acquired as a result of the Doylestown merger adjust at the end of one or three years and adjust by a maximum of 2.00% per adjustment with a lifetime cap of 5.00% over the life of the loan.

         The Savings Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. The Savings Bank has continued its emphasis on fixed-rate mortgage loans with terms of 15 years or less. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Savings Bank's cost of funds. The origination fees for fixed-rate loans were generally 3.0% at December 31, 1998. Generally, the Savings Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. The Savings Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights certain loans.

         The Savings Bank, however, is primarily a portfolio lender. As of December 31, 1998, the Savings Bank's portfolio of loans serviced for others totaled approximately $21.2 million.

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

         Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Savings Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 1998, the five largest commercial real estate and multi-family loans totaled $8.3 million with no single loan larger than $2.1 million. At December 31, 1998, all such loans were current and the properties securing such loans are in the Savings Bank's market area.

         Construction Loans. At December 31, 1998, the Savings Bank had $5.3 million of construction loans or 2.2% of the Savings Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer and Other Loans. The Savings Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $29.5 million or 12.1% of the Savings Bank's total loan portfolio at December 31, 1998. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Savings Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

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

         The Savings Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Savings Bank's interest rate gap management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 1998, the Savings Bank had $609,000 in consumer loans delinquent more than 90 days.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

         The Savings Bank offers second mortgage loans on one- to four-family residences. At December 31, 1998, second mortgage and home equity loans totaled $13.0 million, or 5.4% of the Savings Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Savings Bank's standards applicable to one- to four-family residential loans.

         The Savings Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Savings Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Savings Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 1998, the Savings Bank had approximately $6.7 million outstanding in commercial business loans, which represented approximately 2.7% of its total loan portfolio.

         Loan Approval Authority and Underwriting. The Board of Directors sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower. Where there is an existing loans[s] to a borrower, the level of approval required is governed by the proposed total exposure including the new loan. A Lending Vice President may approve a secured loan up to $250,000 and an unsecured loan up to $50,000 individually. Each In-House Loan Committee member may approve a secured loan up to $500,000 and an unsecured loan up to $100,000. Any two In-House Loan Committee members may combine their secured lending authority up to $1.0 million. A majority of the In-House Loan Committee members may approve a secured loan up to $1.5 million and an unsecured loan up to $250,000. Generally, all loans over $1.5 million, or loans that cause the proposed total exposure to exceed $1.5 million, require approval by the Board Loan Committee.

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

         Loans to one Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Savings Bank's maximum loan- to-one borrower limit was approximately $7.1 million as of December 31, 1998.

         At December 31, 1998, the Savings Bank's five largest aggregate lending relationships had balances ranging from $6.1 to $2.5 million. At December 31, 1998, 100% of these loans were current.

Mortgage-Backed Securities

         To supplement lending activities, Third Federal invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of December 31, 1998, consisted primarily of fixed-rate certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($60.4 million), Government National Mortgage Association ("GNMA"), ($66.5 million) Federal National Mortgage Association ("FNMA") ($44.8 million), real estate mortgage investment conduits ("REMICs") ($83.8 million), and other mortgage-backed securities ($500,000).

         At December 31, 1998, the carrying value of mortgage-backed securities totaled $256.2 million, or 38.5% of total assets. The market value of such securities totaled approximately $257.8 million at December 31, 1998.

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

         FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency within the Department of Housing and Urban Development ("HUD") which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Since FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. Currently, GNMA limits its maximum loan size to $240,050 for Veterans Administration ("VA") loans and on average $240,050 for Federal Housing Authority ("FHA") loans. FNMA and FHLMC limit their loans to $240,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

         The CMOs and REMICs held by the Savings Bank at December 31, 1998, consisted solely of fixed-rate notes and adjustable-rate notes with contractual maturities ranging from .1 to 29.6 years. The portfolio of CMOs and REMICs held within the Savings Bank's mortgage-backed securities portfolio at December 31, 1998, did not include any residual interests. Further, at December 31, 1998, the Savings Bank's mortgage-backed securities portfolio did not include any "stripped" CMOs and REMICs, i.e. CMOs and REMICs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest.

         The following table sets forth the carrying value of the Savings Bank's mortgage-backed securities held in portfolio at the dates indicated.


                                                                 At December 31,
                                                  -----------------------------------------
                                                    1998             1997           1996
                                                  ---------        ---------     ----------
                                                                   (In thousands)
Held to maturity:
  GNMA-fixed rate.......................           $ 56,318        $  7,483      $   6,043
  FHLMC ARMs............................                269             281            364
  FHLMC-fixed rate......................             46,970          76,242         89,652
  FNMA-fixed rate.......................             12,726          22,927         27,547
  CMOs..................................                 --              --             --
  Remics................................             64,180          36,389         29,220
  Other mortgage-backed securities......                501             752            932
                                                    -------         -------        -------
   Total mortgage-backed securities.....           $180,964        $144,074       $153,758
                                                    =======         =======        =======
Mortgage-backed securities
Available-for-sale:
  FHLMC.................................           $ 13,214        $ 19,223       $  8,905
  FNMA..................................             32,178           7,863          3,240
  GNMA..................................             10,284              --             --
  Remics................................             19,609           9,761          9,882
                                                    -------          ------        -------
    Total mortgage-backed securities
      available-for-sale................           $ 75,285        $ 36,847       $ 22,027
                                                    =======         =======        =======


         Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Savings Bank's mortgage-backed securities portfolio at December 31, 1998 The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                                    Contractual                         Contractual
                                                      Held to                           Available-For-
                                                     Maturity                               Sale
                                                   Maturities Due        WAC          Maturities Due         WAC
                                                   --------------        ---          --------------         ---
                                                                      (Dollars in thousands)

Less than 1 year.........................            $  2,355            6.57%            $ 1,426            6.0%
1 to 3 years.............................               8,431            6.45               2,550            7.0
3 to 5 years.............................               2,399            7.22               7,218            6.96
5 to 10 years............................              23,635            7.36               8,227            6.74
10 to 20 years...........................              27,260            6.88               2,725            6.42
Over 20 years............................             116,884            6.85              53,139            6.53
                                                      -------            ----              ------            ----
Total mortgage-backed securities.........            $180,964            6.90%            $75,285            6.60%
                                                      =======            ====              ======            ====

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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Savings Bank at the dates indicated. The Savings Bank had no loans contractually past due 90 days or more or for which accrued interest has been recorded. At December 31, 1998, the Savings Bank had no restructured loans within the meaning of SFAS No. 15.


                                                                                 At December 31,
                                                    ---------------------------------------------------------------------------
                                                      1998              1997            1996            1995            1994
                                                    --------          --------        ---------       ---------       ---------
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family...........................     $  896            $  776           $  922          $  999          $  928
  Commercial real estate and multi-family.......         97                --               --              28             119
Consumer and other..............................        609               606            1,050             776             639
                                                      -----             -----            -----           -----           -----
   Total non-accrual loans......................     $1,602            $1,382           $1,972          $1,803          $1,686
                                                      =====             =====            =====           =====           =====

Real estate owned, net..........................     $  308            $  351           $  112          $  129          $  139
Other non-performing assets.....................         --                --               --              --              --
                                                      -----             -----            -----           -----           -----
Total non-performing assets.....................     $1,910            $1,733           $2,084          $1,932          $1,825
                                                      =====             =====            =====           =====           =====
Total non-accrual loans to net loans............       0.67%             0.55%            0.64%           0.76%           1.48%
                                                      =====             =====            =====           =====           =====

Total non-accrual loans to total assets.........       0.24%             0.23%            0.30%           0.37%           0.39%
                                                      =====             =====            =====           =====           =====

Total non-performing assets to total assets.....       0.29%             0.29%            0.32%           0.39%           0.42%
                                                      =====             =====            =====           =====           =====

         At December 31, 1998, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

         At December 31, 1998, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention"by management are assets included on the Savings Bank's internal watchlist because of potential weakness but that do not currently warrant classification in one of the aforementioned categories.

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

         The following table provides further information in regard to the Savings Bank's classified assets as of December 31, 1998.

                                                             At
                                                        December 31,
                                                            1998
                                                       --------------
                                                       (In thousands)

  Special mention assets....................               $    0
  Substandard...............................                2,357
  Doubtful assets...........................                    0
  Loss .....................................                    0
                                                            -----
     Total classified assets................               $2,357
                                                            =====
---------------------
(1) Substandard assets include approximately $447,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.

         Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or cost.

         The Savings Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In substance, foreclosures are accounted for as loans until such time that title to the collateral is acquired by the Savings Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures.

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

         The following table sets forth information with respect to the Savings Bank's allowance for loan losses at the dates and for the periods indicated:

                                                                                                        For the          For the
                                                                                                      Six Months          Year
                                                                                                        Ended             Ended
                                                       For the Years Ended December 31,               December 31,       June 30,
                                            -----------------------------------------------------     ------------      ---------
                                               1998           1997           1996        1995             1994            1994
                                            ----------     ----------      ---------   ----------      ----------       ---------
                                                                          (Dollars in thousands)
Balance at beginning of period......          $2,029          $1,806        $1,484       $1,473          $1,450           $1,656

Provision for loan losses...........              60             397           330           72              30             (144)
Charge-offs:
  One- to four-family...............              --              (1)           --         (48)              --               --
  Commercial and multi-family
  real estate loans.................              --              --            --           --              --              (31)
  Consumer and other loans(1).......            (180)           (173)           (8)         (13)             (7)             (31)
Recoveries:
  Commercial and multi-family
  real estate loans.................              --              --            --           --              --               --
  Consumer and other loans(1).......              --              --            --           --              --               --
                                               -----           -----         -----        -----           -----            -----

Balance at end of year(2)...........          $1,909          $2,029        $1,806       $1,484          $1,473           $1,450
                                               =====           =====         =====        =====           =====            =====

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period.....            0.08%           0.06%        0.003%        0.04%           0.01%            0.04%

Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period....          119.16%          147.0%         91.6%        82.3%           87.3%            84.6%

Ratio of allowance for loan
  losses to net loans receivable
  at the end of period..............            0.79%           0.81%         0.58%        0.62%            1.3%             1.2%

Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of period.......          116.07%         137.33%        92.03%        76.8%            81.3%           69.4%


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


                                                                          At December 31,
                              ------------------------------------------------------------------------------------------------------
                                     1998                 1997                 1996                  1995                1994
                              --------------------  -------------------   -----------------    ------------------   ----------------
                                         Percent              Percent              Percent               Percent            Percent
                                         of Loans             of Loans             of Loans              of Loans           of Loans
                                         to Total             to Total             to Total              to Total           to Total
                               Amount     Loans     Amount     Loans      Amount    Loans      Amount     Loans     Amount   Loans
                               ------    --------   ------    --------    ------   --------    ------    --------   ------  --------

                                                                      (Dollars in thousands)
At end of period
 allocated to:
One- to four-family.......      $1,205      62.9%    $1,503      78.4%    $1,330    73.7%      $1,042      85.1%    $  990     67.2%
Commercial real estate
 and multi-family.........         508      22.8        202      10.5        102     5.7           46       4.1        134      9.1
Construction..............          97       2.2         37       2.0         24     1.3           24       1.6          8      0.5
Consumer and
  other loans.............          99      12.1        287       9.1        350    19.3          372       9.2        341     23.2
                                 -----     -----      -----     -----      -----   -----        -----     -----      -----    -----
Total allowance...........      $1,909     100.0%    $2,029     100.0%    $1,806   100.0%      $1,484     100.0%    $1,473    100.0%
                                 =====     =====      =====     =====      =====   =====        =====     =====      =====    =====

Analysis of the Allowance for Real Estate Owned

                                                       At December 31,
                                            ------------------------------------
                                                1998        1997         1996
                                            -----------  -----------  ----------
                                                    (Dollars in thousands)
Total real estate owned and in
  judgment.............................         $308         $359         $116
                                                 ===          ===          ===

Allowance balances - beginning.........            8            3           --

Provision..............................           --            5            3

Charge-offs............................            8           --           --
                                                 ---          ---          ---

Allowance balances - ending............         $  0         $  8         $  3
                                                 ===          ===          ===

Allowance for losses on real
estate owned and in judgment
to net real estate owned and in
judgment...............................            0%         2.2%         2.5%
                                                 ===          ===          ===


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


                                                                               At December 31,
                                         -------------------------------------------------------------------------------------------
                                                     1998                            1997                             1996
                                           -----------------------        -------------------------       --------------------------
                                           Amortized       Market         Amortized         Market          Amortized        Market
                                             Cost          Value            Cost            Value            Cost            Value
                                           ---------      --------        ---------        --------        ---------       ---------
                                                                               (In thousands)
Interest-earning deposits.........         $ 19,267       $ 19,267        $ 25,628         $ 25,628         $ 38,120       $ 38,120
                                            =======        =======         =======          =======          =======        =======

Investment securities held-to- maturity:
  U.S. government and agency
    obligations...................         $ 73,612       $ 73,747        $ 50,278         $ 50,433         $ 34,976       $ 34,854
  State and political
    subdivisions..................            4,283          4,361           2,544            2,593            3,068          3,040
  Corporate debt securities.......            3,000          2,986               0                0              500            499
                                            -------        -------         -------          -------          -------        -------
    Total.........................         $ 80,895       $ 81,094        $ 52,822         $ 53,026         $ 38,544       $ 38,393
                                            =======        =======         =======          =======          =======        =======

Securities available-for-sale:
  U.S. government and agency
    obligations...................         $  8,000       $  8,045        $ 31,254         $ 31,327         $ 11,976       $ 12,015
  Corporate Debt
     Securities...................              500            500              --               --               --             --
  Equity securities
    (SLMA stock)..................               --             --              10              210               10            139
  Mutual funds....................              500            497             500              500              500            498
                                            -------        -------         -------          -------          -------        -------
    Total.........................         $  9,000       $  9,042        $ 31,764         $ 32,037         $ 12,486       $ 12,652
                                            =======        =======         =======          =======          =======        =======


Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 1998.

                                      One Year            One to            Five to          More than              Total
                                      or Less           Five Years         Ten Years         Ten Years     Investment Securities(2)
                                 -----------------  -----------------  ----------------  ----------------  ------------------------
                                 Carrying  Average  Carrying  Average  Carrying Average  Carrying Average  Carrying Average  Market
                                   Value    Yield     Value    Yield    Value    Yield    Value    Yield    Value    Yield   Value
                                   -----    -----     -----    -----    -----    -----    -----    -----    -----    -----   -----
                                                                         (Dollars in thousands)
U.S. government obligations...    $    --      --%   $ 5,037    6.25%  $    --      --%   $   --      --%  $ 5,037    6.25%  $ 5,130
U.S. agency obligations.......     32,829    5.04     23,544    6.15    18,247    6.22     2,000    8.33    76,620    5.75    76,662
Municipal obligations.........         --     --         425    4.50       830    4.46     3,028    5.19     4,283    4.98     4,361
Corporate obligations.........        500    2.25      3,000    5.50        --      --        --      --     3,500    5.04     3,486
Other securities(1)...........        497    5.58         --      --        --      --        --      --       497    5.58       497
                                   ------    ----     ------    ----    ------   -----     -----  ------  --------   -----   -------
  Total.......................    $33,826    5.01%   $32,006    6.08%  $19,077    6.14%   $5,028   6.44%   $89,937   5.71%   $90,136
                                   ======    ====     ======    ====    ======    ====     =====   ====     ======   ====     ======


------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.
(2) Includes $9.0 million of U.S. government and agency obligations and other investments which are carried as available-for-sale at December 31, 1998. Investment securities available-for-sale are carried at market value.

Sources of Funds

         General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Savings Bank's funds for use in lending, investing and other general purposes.

         Deposits. The Savings Bank offers a variety of deposit accounts having a range of interest rates and terms. The Savings Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $32.3 million or 7.37% consist of IRA, Keogh or SEP retirement accounts at December 31, 1998.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Savings Bank's deposits are primarily obtained from areas surrounding its offices, and the Savings Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Savings Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 1998, core deposits amounted to 56.87% of total deposits.

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


                                                                            At December 31,
                                   -------------------------------------------------------------------------------------------------
                                                 1998                            1997                             1996
                                   --------------------------------  -----------------------------    ------------------------------
                                                           Weighted                       Weighted                         Weighted
                                                Percent    Average              Percent   Average               Percent     Average
                                                of Total    Nominal             of Total  Nominal               of Total    Nominal
                                    Amount      Deposits     Rate     Amount    Deposits    Rate      Amount    Deposits     Rate
                                    ------      --------   --------  --------   --------  --------   --------   --------   --------

                                                                         (Dollars in thousands)
Transaction accounts:
  Interest-bearing checking
   accounts..................       $ 44,971     10.25%      1.12%   $ 40,360      9.00%    1.01%    $ 42,513       9.06%     0.98%
  Money market accounts......         32,556      7.42       3.37      32,777      7.28     3.32       29,970       6.39      3.54
  Non-interest-bearing
 checking accounts...........          6,231      1.42         --       5,037      1.12       --        3,741       0.80        --
                                     -------    ------                -------    ------               -------      -----
Total transaction accounts...         83,758     19.09                 78,174     17.35                76,224      16.25

Fixed-rate passbook accounts.        122,213     27.84       2.50     122,952     27.30     2.50      127,213      27.12      3.00
Adjustable-rate passbook
 accounts....................         43,651      9.95       4.13      51,277     11.38     4.97       60,452      12.89      4.88
                                     -------    ------                -------     -----               -------     ------
      Total..................        165,864     37.79                174,229     38.68               187,665      40.01
                                     -------    ------                -------     -----               -------     ------
Certificate accounts:
  90-day certificates........          1,350      0.31       3.41       1,340      0.30     3.49        2,354       0.50      3.96
  Six-month certificates.....         29,257      6.66       4.03      10,743      2.38     4.04       18,861       4.02      4.44
  Seven-month certificates...            203      0.05       3.92         480      0.11     4.27        3,555       0.76      4.93
  Eight-month certificates...             61      0.01       5.40      33,155      7.38     5.49           --         --        --
  Nine-month certificates....          3,824      0.87       4.40       2,936      0.65     4.07       13,116       2.80      4.96
  Ten-month certificates.....         11,881      2.71       5.20       3,300      0.73     4.33       19,341       4.12      5.29
  One-year certificates......         36,288      8.26       4.68      19,599      4.35     4.69       55,586      11.85      5.28
  15-month certificates......         16,365      3.73       5.63      28,433      6.31     5.70        1,450       0.31      5.54
  17-month certificates......             --        --         --       5,770      1.28     5.74        8,801       1.88      5.53
  18-month certificates......          3,966      0.90       4.80       6,807      1.51     5.50        5,052       1.08      4.83
  21-month certificates......            166      0.04       4.44         256      0.06     5.07          677       0.14      5.20
  Two-year certificates......         22,774      5.19       5.22      30,445      6.76     5.84       22,632       4.82      5.65
  25-month certificates......          7,683      1.75       5.00      12,537      2.78     5.91        8,666       1.85      5.81
  30-month certificates......          5,385      1.23       4.86       6,419      1.42     5.06        8,539       1.82      5.45
  Three-year certificates....         29,228      6.66       5.80      10,780      2.39     5.85        9,628       2.05      5.55
  Four year certificates.....          2,434      0.55       5.57       2,575      0.57     5.66        2,645       0.56      5.48
  54 month certificates......          2,995      0.68       5.41       1,974      0.44     5.92        1,975       0.42      5.83
  Five year certificates.....         13,722      3.13       5.58      18,341      4.07     5.49       19,356       4.13      5.35
  Six-year certificates......            210      0.05       5.48         165      0.04     5.48          211       0.04      5.34
  Seven-year certificates....             --        --         --           1        --     7.40            1         --      7.30
  Eight-year certificates....             91      0.02       5.92          88      0.02     5.92           99       0.02      5.80
  10-year....................            800      0.18       6.50       1,072      0.24     7.71        1,398       0.30      7.85
  Jumbo certificates(1)......            608      0.14       6.39         810      0.18     5.00        1,256       0.27      5.40
                                     -------    ------       ----     -------     -----     ----      -------      -----     -----
     Total certificate accounts      189,291     43.12       5.02     198,026     43.97     5.38      205,199      43.74      5.30
                                     -------    ------       ----     -------     -----     ----      -------      -----     -----
Total deposits...............       $438,913    100.00%      3.66%   $450,429    100.00%    3.95%    $469,088     100.00%     4.08%
                                     =======    ======       ====     =======    ======     ====      =======     ======      ====


(1) The $608,000 in jumbo certificates of deposit shown at December 31, 1998 does not include certificate deposits in excess of $100,000 with interest compounded on a daily basis. The jumbo certificate category includes only certificate deposits in excess of $100,000 with simple interest paid on an annual basis at a premium of .25% over posted interest rates.

         At December 31, 1998, the Savings Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                         Amount
                                                     --------------
          Maturing Period                            (In thousands)
          ---------------
          Three months or less....................       $ 2,696
          Over three through six months...........         2,633
          Over six through 12 months..............         3,139
          Over 12 months..........................         4,785
                                                          ------
              Total...............................       $13,253
                                                          ======


         The following table presents, by various rate categories, the amount of time deposits outstanding at December 31, 1998, 1997 and 1996, and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                          Period to Maturity from
                                             December 31, 1998
                                  ----------------------------------------
                                    Within                                                     At December 31,
                                      One         One to                        ------------------------------------------
                                     Year       Three Years     Thereafter         1998           1997             1996
                                  ----------    ------------    ----------      -----------    ----------      -----------
                                                                      (In thousands)
Time deposits:
  2.00% to 2.99%..........         $     --       $    --         $   --         $     --       $     18         $     17
  3.00% to 3.99%..........           22,430           394             --           22,824         16,897            2,927
  4.00% to 4.99%..........           47,736         8,922          1,075           57,733         37,455           61,355
  5.00% to 5.99%..........           59,853        27,528          6,829           94,210        136,860          129,935
  6.00% to 6.99%..........            2,666        10,790            592           14,048          5,944            9,633
  7.00% to 7.99%..........               39            95             74              208            314              628
  8.00% to 8.99%..........              221            --             --              221            453              596
  9.00% to 9.99%..........               47            --             --               47             85              108
                                    -------        ------          -----          -------        -------          -------
       Total..............         $132,992       $47,729         $8,570         $189,291       $198,026         $205,199
                                    =======        ======          =====          =======        =======          =======


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


                                                At December 31,
                                       ----------------------------------
                                         1998         1997          1996
                                       --------     --------      -------
                                             (Dollars in thousands)

FHLB advances......................    $163,359     $88,359       $98,359
                                        =======      ======        ======


Weighted average interest rate.....        5.77%       6.03%         5.98%




                                                Years Ended December 31,
                                        ---------------------------------------
                                          1998           1997           1996
                                        --------       --------       --------
                                                 (Dollars in thousands)
Maximum balance of
 FHLB advances outstanding........      $163,359       $ 98,359       $ 98,359
                                         =======        =======        =======
Weighted average balance of
FHLB advances outstanding.........      $163,359       $ 97,837       $ 89,343
                                         =======        =======        =======
Weighted average interest rate
of FHLB advances..................          5.77%           6.0%          5.99%
                                         =======        =======        =======


Subsidiary Activity

         Third Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1998, Third Federal was authorized to invest up to approximately $13.4 million in the stock of, or loans to, service corporations (based upon the 2% limitation). At December 31, 1998, the Savings Bank had one active subsidiary.

Personnel

         As of December 31, 1998, the Savings Bank had 137 full-time and 12 part-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         The following table sets forth the Savings Bank's compliance with its regulatory capital requirements as of December 31, 1998:


                                                       Amount          Percent
                                                       ------          -------
                                                       (Dollars in thousands)

Tangible capital.............................         $45,034           6.79%
Tangible capital requirement.................           9,943           1.50
                                                       ------          -----

Excess over requirement......................         $35,091           5.29%
                                                       ======          =====

Core Capital.................................         $45,034           6.79%
Core Capital requirement.....................          26,515           4.00
                                                       ------          -----

Excess over requirement......................         $18,519           2.79%
                                                       ======          =====

Risk-based capital...........................         $46,943          17.73%
Risk-based capital requirement...............          21,178           8.00
                                                       ------          -----

Excess over requirement......................         $25,765           9.73%
                                                       ======          =====


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

         In January 1999, the OTS issued an amendment to its current regulations with respect to capital distributions by savings associations. The amended regulations will be effective April 1, 1999. Under the new regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the new regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if
(i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the new regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association that is a subsidiary of a savings and loan holding company, and under certain other circumstances, will be required to file a notice with OTS prior to making the capital distribution. The new OTS limitations on capital distributions are similar to the limitations imposed upon national banks.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 1998, the Savings Bank was in compliance with its QTL requirement with 83.0% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At December 31, 1998, the Savings Bank's liquidity ratio was 28.69%.

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Savings Bank had $9.2 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Savings Bank's total transaction accounts required a reserve level of $1,788,000 which was entirely offset by the Bank's vault cash on hand.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Savings Bank had no such borrowings at December 31, 1998.

Item  2.  Description of Property
---------------------------------

         The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. The Savings Bank operates from its main office and 13 branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Savings Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third-party and the other is used as a parking lot for employees and tenants of Third Federal. The net book value of the two lots was $102,000 at December 31, 1998. In addition, the Savings Bank owns a vacant lot at Newtown Yardley Road and Friends Lane, Newtown, Pennsylvania. This lot was purchased in 1993 for future expansion and had a net book value of $1.1 million at December 31, 1998.

         The following table sets forth certain information regarding the Savings Bank's properties:

                               Leased or                                           Leased or
    Location                     Owned                  Location                     Owned
------------------            ------------        ------------------             --------------
MAIN OFFICE
  Newtown Office
  3 Penns Trail
  Newtown, PA 18940               Owned


 BRANCH OFFICES
  Frankford Office                                Newtown Office
  4625 Frankford Avenue                           950 Newtown Yardley Road
  Philadelphia, PA 19124          Owned           Newtown, PA 18940                 Leased


  Princeton Office                                Ewing Office
  Princeton Shopping Center                       2075 Pennington Road
  301 N. Harrison Street          Leased          Trenton, NJ 08618                  Owned
  Princeton, NJ 08540


                               Leased or                                           Leased or
    Location                     Owned                  Location                     Owned
  ----------------            ------------        ------------------             --------------
  Hamilton Office                                  Mayfair Office
  1850 Route 33                                    Roosevelt Blvd. at Unruh
  Hamilton Square, NJ 08690      Owned             Philadelphia, PA 19149             Owned


  Fishtown Office                                  Doylestown Office
  York & Memphis Streets                           60 North Main Street
  Philadelphia, PA 19125         Owned             Doylestown, PA 18901               Owned

  Cross Keys Office                                Administrative Office
  834 North Easton Highway                         62 Walker Lane
  Doylestown, PA 18901           Owned             Newtown, PA 18940(1)               Owned

  Woodhaven Office
  Knights Road Center                              Warminster Office
  4014 Woodhaven Road                              601 Louis Drive
  Philadelphia, PA 19154         Leased            Warminster, PA 18974               Leased

  Bridgesburg Office                               Feasterville Office
  Orthodox & Almond Streets                        Buck Hotel Complex
  Philadelphia, PA 19137         Owned             Feasterville, PA 19053             Leased


  New Britain Office
  100 Town Center
  New Britain, PA 18901          Leased

------------------------
(1)      This  office  serves  as  administrative   offices,  check  processing,
         training  center,  mail  processing  and storage center for the Savings
         Bank


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1998 Annual Report to Stockholders on pages 2 and 3, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Registrant's 1998 Annual Report to Stockholders on pages 4 and 5, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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


                                       Years Ended                        Years Ended                     Years Ended
                                 ------------------------            -----------------------         ----------------------
                                 December 31  December 31            December 31 December 31         December 31,  June 30
                                     1998  vs   1997                     1997  vs  1996                  1996   vs  1995
                                 ------------------------            -----------------------         ----------------------
                                    Increase (Decrease)                Increase (Decrease)             Increase (Decrease)
                                          Due to                             Due to                          Due to
                                   --------------------               --------------------             ------------------
                                     Volume     Rate        Net        Volume        Rate      Net      Volume     Rate        Net
                                    --------   -------    --------    ---------    -------   --------  ---------  -------   --------
                                                                               (In thousands)
Interest income:
 Loans receivable...............     (4,810)      417      (4,393)     $ (510)        443       (67)   $11,645     $ (30)   $11,615
 Mortgage-backed securities(1)..      3,483       360       3,843       1,443          31     1,474       (699)     (137)      (836)
 Investment securities(1).......      1,053       182       1,235       2,887          68     2,955       (982)       --       (982)
 Securities purchased under
 agreements to resell...........                                          325          70       395         --        --         --
 Other interest-earning assets..         91      (386)       (295)        443       (1000)     (557)       (14)     (424)      (438)
                                     ------    ------      ------       -----       -----    ------      ------     -----    ------

    Total interest-earning assets   $  (183)  $   573     $   390      $4,588      $ (388)   $4,200     $ 9,950    $(591)   $ 9,359
                                     ======    ======      ======       =====       =====     =====      ======     =====    ======
Interest expense:
 Savings deposits...............    $   325   $(1,139)    $  (814)     $2,922      $  550    $3,472     $ 1,734    $(363)   $ 1,371
 Borrowed money.................      2,734       195       2,929         145        (334)     (189)      4,866       157     5,023
                                     ------    ------      ------       -----       -----     -----      ------     -----    ------
    Total interest bearing
      liabilities...............    $ 3,059      (944)    $ 2,115      $3,067         216    $3,283     $ 6,600    $(206)   $ 6,394
                                     ======    ======      ======       =====       =====    ======      ======     =====    ======

Net change in interest income...    $(3,242)    1,517     $(1,725)     $1,521        (604)   $  917     $ 3,350    $(385)   $ 2,965
                                     ======    ======      ======       =====       =====     =====      ======     =====    ======


------------------------
(1)  Includes interest income on investment securities held-for-sale.

         The remaining above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1998 Annual Report to Stockholders on pages 6 through 8 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Asset and Liability Management

         Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities in interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely, positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of shorter term or adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. At
December 31, 1998, approximately 84.73% of the Bank's loan portfolio were comprised of loans with original maturities of less than 15 years, balloon mortgages or adjustable rate loans. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Bank will enter into forward commitments for the sale of these assets to ensure the Bank is not exposed to undue interest rate risk.

         The Bank utilizes its investment and mortgage-backed security portfolio in managing its liquidity and therefore seeks securities with a stated or average estimated maturities of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

         A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans. At December 31, 1998, approximately 43.13% of the Bank's deposits were CDs.

         The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

         The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 1998, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

         GAP analysis is a useful measurement of asset and liability management. However, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the OTS and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 1998 are as follows:

                                      MVPE
--------------------------------------------------------------------------------
                                  Amount
Change in Interest Rate       (In Thousands)             % Change


+400 Basis Points                $45,844                  -11.78%
+300 Basis Points                 48,983                   -5.74%
+200 Basis Points                 51,579                    -.74%
+100 Basis Points                 52,888                    1.78%
Flat Rate                         51,965                       0
-100 Basis Points                 48,612                   -6.45%
-200 Basis Points                 43,472                  -16.34%
-300 Basis Points                 38,944                  -25.06%
-400 Basis Points                 32,593                  -37.28%

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

Item 8.  Financial Statements
-----------------------------

         The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries are included in the Registrant's 1998 Annual Report to Stockholders on ages 20 through 62 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers -- General Information and Nominees" at pages 3 to 5 of the Registrant's definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included under "Item 1. Business -- Executive Officers of the Registrant."


Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 6 through 9.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)      The following documents are filed as a part of this report:

         (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   19
Consolidated Statements of Financial Position as of December 31, 1998 and 1997........   20
Consolidated Statements of Earnings For the Years Ended
  December 31, 1998, 1997 and 1996....................................................   21
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
Income for the Years Ended December 31, 1998, 1997 and 1996...........................   22
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996....................................................   24
Notes to Consolidated Financial Statements............................................   26


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

          3.1     Certificate of Incorporation of TF Financial Corporation*
          3.2     Bylaws of TF Financial Corporation*
          4.0     Stock Certificate of TF Financial  Corporation*
          4.1     The  Company's Rights Agreement dated November 22, 1995**
         10.1 Third Federal Savings and Loan Association Management Stock Bonus Plan*
         10.2     TF Financial Corporation 1994 Stock Option Plan*
         10.3     Third  Federal  Savings   Bank   Directors  Consultation   and
                  Retirement Plan***
         10.4     TF Financial Corporation Incentive Compensation Plan***
         10.5     Severance Agreement with John R. Stranford***
         10.6     Severance Agreement with Thomas J. Sposito II****
         10.7     Severance Agreement with William C. Niemczura***
         10.8     Severance Agreement with Earl A. Pace, Jr.
         10.9     TF Financial Corporation 1997 Stock Option Plan****
         11.0     Statement re Computation of Per Share Earnings
         13.0     1998 Annual Report to Stockholders
         21.0     Subsidiary Information

         23.0     Consent of Independent Auditor
         27.0     Financial Data Schedule

                  (b)   Reports on Form 8-K.

                        None.

------------------------
* Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
** Incorporated herein by reference to the Registrants Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
*** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
**** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TF FINANCIAL CORPORATION


Dated:  March 24, 1999                      By: /s/ John R. Stranford
                                                --------------------------------
                                                John R. Stranford
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ John R. Stranford                By:   /s/ William C. Niemczura
      -----------------------------------        -------------------------------
      John R. Stranford                          William C. Niemczura
      President, Chief Executive Officer         Senior Vice President, Chief
       and Director                              Financial Officer and Treasurer
      (Principal Executive Officer)              (Principal Financial and
                                                  Accounting Officer)

Date: March 24, 1999                       Date: March 24, 1999



By:   /s/ Carl F. Gregory                  By:   /s/ Robert N. Dusek
      -----------------------------------        -------------------------------
      Carl F. Gregory                            Robert N. Dusek
      Director                                   Chairman of the Board

Date: March 24, 1999                       Date: March 24, 1999



By:   /s/ Thomas J. Gola                   By:   /s/ George A. Olsen
      -----------------------------------        -------------------------------
      Thomas J. Gola                             George A. Olsen
      Director                                   Director

Date: March 24, 1999                       Date: March 24, 1999