Form 10-Q
period 1999-03-31
TF FINANCIAL CORP
filed 1999-05-20
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM lO-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   Delaware                                                74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                        identification no.)

3 Penns Trail, Newtown, Pennsylvania                         18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         215-579-4000
                                                  ------------------------------
                                       N/A
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date May 14, 1999
                                                          -------------
       Class                               Outstanding
       -----                               -----------
        $.10 par value common stock      2,755,279 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------

PART I - CONSOLIDATED FINANCIAL INFORMATION
Item     1.       Consolidated Financial Statements                             3
Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           8
Item     3.       Quantitative and Qualitative Disclosures about Market Risk   15

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                            16
Item     2.       Changes in Securities                                        16
Item     3.       Defaults upon Senior Securities                              16
Item     4.       Submission of Matters to a Vote of Security Holders          16
Item     5.       Other Materially Important Events                            16
Item     6.       Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                     18

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                  Unaudited      Audited
                                                                                     March      December
                                                                                      31,           31,
                                      ASSETS                                         1999          1998
                                                                                 -----------   ----------
Cash and cash equivalents                                                            $35,795       42,703
Certificates of deposit in other financial institutions                                2,038        2,238
Investment securities available for sale - at fair value                               5,016        9,042
Investment securities held to maturity (fair value of $96,478 and  $81,094,           96,651       80,895
   respectively)
Mortgage-backed securities available for sale - at fair value                         69,682       75,285
Mortgage-backed securities held to maturity (fair value of $191,819 and
    $182,560, respectively)                                                          191,321      180,964
Loans receivable, net                                                                302,083      240,841
Federal Home Loan Bank stock - at cost                                                12,668        9,168
Accrued interest receivable                                                            4,420        4,558
Real estate held for investment                                                        2,348        2,348
Goodwill and other intangible assets                                                   7,181        7,389
Premises and equipment, net                                                            8,924        9,017
Other assets                                                                           1,290        1,160
                                                                                   ---------     --------
                                     Total Assets                                   $739,417     $665,608
                                                                                   =========     ========

                       LABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                         $424,869     $438,913
   Advances from the Federal Home Loan Bank                                          253,359      163,359
   Advances from borrowers for taxes and insurance                                     1,111        1,204
   Accrued interest payable                                                            5,557        4,166
   Other liabilities                                                                   3,256        5,306
                                                                                   ---------    ---------
                                     Total Liabilities                               688,152      612,948

Commitments and contingencies                                                              -            -
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized
       and none issued                                                                     -            -
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,755,279 and 2,857,932 shares outstanding at March 31,
       1999 and December 31, 1998, net of treasury shares of
       2,248,990 and 2,143,319 respectively.                                             529          529
   Retained earnings                                                                  46,392       45,762
   Additional paid-in capital                                                         51,988       51,957
   Unearned ESOP shares                                                               (2,857)      (2,888)
   Shares acquired by MSBP                                                              (362)        (468)
   Treasury stock - at cost                                                          (44,311)     (42,386)
   Accumulated other comprehensive income                                               (114)         154
                                                                                   ---------     --------
                                     Total Stockholders' Equity                       51,265       52,660
                                                                                   ---------     --------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $739,417     $665,608
                                                                                   =========     ========

See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)

                                                                    For Three Months
                                                                     Ended March 31,
                                                                   1999             1998
                                                                ----------      -----------
Interest income
   Loans                                                           $5,089           $4,904
   Mortgage-backed securities                                       4,097            3,238
   Investment securities                                            1,581            1,577
   Interest bearing deposits and other                                326              422
                                                                 --------         --------
TOTAL INTEREST INCOME                                              11,093           10,141
Interest expense
   Deposits                                                         3,857            4,314
   Borrowings                                                       2,775            1,348
                                                                 --------         --------
TOTAL INTEREST EXPENSE                                              6,632            5,662
NET INTEREST INCOME                                                 4,461            4,479
Provision for loan losses                                              30               15
                                                                 --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 4,431            4,464
Non-interest income
   Gain on sale of real estate acquired through foreclosure             6               (1)
   Gain on sale of loans                                                0               74
   Service fees, charges and other operating income                   318              347
                                                                 --------         --------
       TOTAL NON-INTEREST INCOME                                      324              420
Non-interest expense
   Employee compensation and benefits                               1,640            1,665
   Occupancy and equipment                                            494              439
   Federal deposit insurance premium                                   68               70
   Data processing                                                      5              175
   Professional fees                                                  165              135
   Amortization of goodwill and other intangible assets               209              225
   Advertising                                                         90               90
   Other operating                                                    549              576
                                                                 --------         --------
TOTAL NON-INTEREST EXPENSE                                          3,220            3,375
     INCOME BEFORE INCOME TAXES                                     1,535            1,509
Income taxes                                                          551              516
                                                                 --------         --------
NET INCOME                                                           $984             $993
                                                                 ========         ========

Basic earnings per share                                          $  0.35           $ 0.34
Diluted earnings per share                                        $  0.33           $ 0.31
Weighted average number of shares outstanding - Basic               2,822            2,888
Weighted average number of shares outstanding - Diluted             2,996            3,242


See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             For the Three Months
                                                                                                 Ended March 31,
                                                                                               1999         1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                     $984         $993
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of:
       Mortgage loan servicing rights                                                             3            6
       Deferred loan origination fees                                                           (25)         (59)
       Premiums and discounts on investment securities, net                                      23           31
       Premiums and discounts on mortgage-backed securities and loans, net                      230           85
       Amortization of goodwill and other intangible assets                                     209          225
Provision for loan losses and provision for losses on real estate                                30           15
Depreciation of premises and equipment                                                          231          179
Recognition of ESOP and MSBP expenses                                                           167          206
(Gain) loss on sale of real estate acquired through foreclosure                                 (12)           1
(Gain) loss on sale of mortgage loans                                                             -          (74)
Decrease (increase) in
       Accrued interest receivable                                                              138         (105)
       Other assets                                                                            (167)        (334)
Increase (decrease) in
       Accrued interest payable                                                               1,391        2,096
       Other liabilities                                                                     (2,222)        (711)
                                                                                           --------     --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                980        2,554

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and principal payments on loans, net                                        15,253       (4,271)
Purchases of loans                                                                          (76,553)           -
Proceeds from loan sales                                                                          -       14,527
Maturities (purchases) of certificates of deposit in other financial institutions, net          200          200
Maturities (purchases) of securities purchased under agreements to resell, net                    -       10,000
Purchases of investment securities available for sale                                             -      (73,998)
Purchases of investment securities  held to maturity                                       (102,576)     (16,415)
Purchases of mortgage-backed securities  available for sale                                  (2,346)     (10,154)
Purchase of mortgage-backed securities  held to maturity                                    (41,632)     (54,734)
Proceeds from maturities of investment securities  held to maturity                          89,140       14,582
Proceeds from maturities of investment securities  available for sale                         2,000       62,265
Principal repayments from mortgage-backed securities held to maturity                        31,162        9,072
Principal repayments from mortgage-backed securities available for sale                       7,458        1,664
Purchases and redemption of Federal Home Loan Bank Stock, net                                (3,500)      (1,500)
Proceeds from sales of real estate acquired through foreclosure                                  60           50
Purchase of premises and equipment                                                             (138)        (403)
                                                                                           --------     --------
       NET CASH USED IN  INVESTING ACTIVITIES                                               (81,472)     (49,115)

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                    1999          1998

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                             $   (14,044)  $      200
Advances from Federal Home Loan Bank , net                                           90,000       40,000
Net (decrease) increase in advances from borrowers for taxes and insurance              (93)        (149)
Exercise of stock options                                                                34            -
Purchase of treasury stock                                                           (1,970)           -
Common stock cash dividend                                                             (343)        (322)

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           73,584       39,729

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     (6,908)      (6,832)

Cash and cash equivalents at beginning of period                                     42,703       41,625
                                                                                -----------   ----------
Cash and cash equivalents at end of period                                      $    35,795   $   34,793

Supplemental disclosure of cash flow information
       Cash paid for
       Interest on deposits and advances                                        $     5,241   $    3,565
       Income taxes                                                             $       512   $    1,112
Non-cash transactions
       Transfers from loans to real estate acquired through foreclosure         $        13   $        -


See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of March 31, 1999, December 31, 1998, and for the three month periods ended March 31, 1999 and 1998 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 3 -  CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 -  OTHER COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The Company's comprehensive income consists of net unrealized gains on investment securities available for sale. Total comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $716,000 and $1,020,000, net of applicable income taxes of $172,000 and $18,000, respectively.

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

Financial Condition

The Company's total assets at March 31, 1999 and December 31, 1998 totaled $739.4 million and $665.6 million, respectively, an increase of $73.8 million, or 11.1%, during the three month period. This increase was primarily the result of a $61.3 million increase in loans receivable, an $11.8 million increase in investment securities, a $4.7 million increase in mortgage-backed securities, and a $3.5 million increase in Federal Home Loan Bank stock. These increases were partially offset by the $6.9 million decrease in cash and cash equivalents. The increase in total assets was primarily funded by the $90.0 million increase in advances from the Federal Home Loan Bank.

The net increase in loans receivable of $61.3 million, or 25.5%, from $240.8 million at December 31, 1998 to $302.1 million at March 31, 1999 was primarily the result of the purchase of $ 71.9 million of residential mortgage loans coupled with the purchase of $4.5 million of commercial mortgage loans, partially offset by loan repayments. While it is management's intent to originate the majority of its portfolio loans, similar loan products will be purchased in the secondary markets during periods when in-house originating capacity is being added or when opportunities to originate in local markets are not sufficient to satisfy portfolio loan capacity.

Investment securities at March 31, 1999 totaled $101.7 million, which represents an increase of $11.8 million or 13.1% as compared to $89.9 million at December 31, 1998. This increase is primarily due to the reinvestment of cash and cash flow caused by repayments of mortgage loans and mortgage securities, coupled with the reinvestment of maturing investment securities. Mortgage-backed securities aggregated $261.0 million at March 31, 1999 compared with $256.2 million at December 31, 1998.

The increase in Federal Home Loan Bank stock balances was the result of the purchase of $3.5 million of stock required to support the increase in outstanding advances from the Federal Home Loan Bank.

Total liabilities increased by $75.3 million during the first quarter of 1999 primarily as a result of the $90.0 million, or 55.1%, increase in advances from the Federal Home Loan Bank. This increase was offset by a $14.0 million, or 3.2%, decrease in total deposits balances. The increase in advances from the Federal Home Loan Bank primarily funded the purchase of loans.

Total consolidated stockholders' equity of the Company decreased by $1.4 million or 2.7%, to $51.3 million, or 6.94% of total assets, at March 31, 1999, from $52.7 million or 8.0 % of total assets at December 31, 1998. The decrease resulted from the repurchase of 107,937 shares of common stock at a cost of approximately $2.0 million, partially offset by a net increase to retained earnings of $600 thousand for the three month period. On March 19, 1999 management announced the completion of its then current share repurchase program, and that the Company's board of directors had authorized the purchase of up to 152,052 additional shares of the Company's stock in the open market during the subsequent twelve months.

Average Balance Sheet

The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are computed by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively for the periods indicated.

                                                                          Three Months Ended March 31,
                                                                  1999                                    1998
                                                                  -----                                   ----
                                                   Average                    Average       Average                   Average
                                                   Balance      Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                   -------      --------      --------      -------     --------      --------
                                                                             (dollars in thousands)
Assets:
Interest-earning assets:
  Loans receivable (4).......................      $282,072       $5,089         7.22%     $244,847       $4,904         8.01%
  Mortgage-backed securities.................       261,124        4,097         6.28%      202,952        3,238         6.38%
  Investment securities......................       113,605        1,581         5.57%      104,046        1,577         6.06%
  Other interest-earning assets(1)...........        34,181          326         3.81%       36,046          422         4.68%
                                                     ------          ---                     ------          ---
    Total interest-earning assets............       690,982       11,093         6.42%      587,891       10,141         6.90%
                                                                  ------                                  ------
Non interest-earning assets..................        24,562                                  21,529
                                                     ------                                  ------
    Total assets.............................       715,544                                 609,420
                                                    =======                                 =======

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings deposits.........................       430,115       $3,857         3.59%      450,952       $4,314         3.83%
    Advances from the FHLB...................       223,359        2,775         4.97%       98,359        1,348         5.48%
                                                    -------        -----                     ------        -----
      Total interest-bearing liabilities.....       653,474        6,632         4.06%      549,311        5,662         4.12%
                                                    -------        -----                    -------        -----
Non interest-bearing liabilities.............         9,964                                   9,451
      Total liabilities......................       663,438                                 558,762
Stockholders' equity.........................        52,106                                  50,658
                                                     ------                                  ------
      Total liabilities and                        $715,544                                $609,420
                                                   ========                                ========
Stockholders'             equity.............
Net interest income..........................                     $4,461                                  $4,479
                                                                  ======                                  ======
Interest rate spread (2).....................                                    2.36%                                   2.78%
Net yield on interest-earning assets (3).....                                    2.58%                                   3.05%
Ratio of average interest-earning assets to
average interest bearing liabilities.........                                     106%                                    107%



-----------------------------
(1)  Includes interest-bearing deposits in other banks.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and interest expense (in thousands) attributed to (I) changes in volume (changes in the weighted average balance of the total interest earning asset and interest bearing liability portfolios multiplied by the prior year rate), and
(ii) changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on the absolute value of changes due to volume and changes due to rate.

                                                                       Three Months Ended
                                                                            March 31,
                                                                          1999 vs. 1998
                                                           --------------------------------------------
                                                                       Increase (Decrease)
                                                                             Due to
                                                           --------------------------------------------
                                                             Volume              Rate              Net
                                                           --------------------------------------------
     Interest income:
          Loans receivable, net                                 $527            $(342)            $185
          Mortgage-backed securities                             909              (50)             859
          Investment securities                                   33              (29)               4
          Other interest-earning assets                          (21)             (75)             (96)
                                                           --------------------------------------------
             Total interest-earning assets                     1,448             (496)             952
                                                           ============================================


     Interest expense Interest-bearing liabilities:
          Savings deposits                                      (194)            (263)            (457)
          Advances from the FHLB                               1,540             (113)           1,427
                                                           --------------------------------------------
             Total interest-bearing liabilities                1,346             (376)             970
                                                           ============================================


     Net change in net interest income                          $102            $(120)           $(18)
                                                           ============================================



RESULTS OF OPERATIONS

Net Income. The Company recorded net income of $984,000, or $0.33 per diluted share, for the three months ended March 31, 1999 as compared to $993,000, or $0.31 per diluted share, for the three months ended March 31, 1998.

Total Interest Income. Total interest income increased by $992 thousand, or 9.9%, to $11.1 million for the three months ended March 31, 1999 compared with the first quarter of 1998 primarily because of increases in the average balance of loans receivable, mortgage-backed securities and investment securities. The increase in the interest on loans receivable is primarily attributable to the purchase of $76.4 million of mortgage loans in the first quarter of 1999. The increased interest income attributable to the purchase of mortgage loans was partially offset by the decrease to the average yield on loans receivable resulting from the repayment during the period of higher yielding mortgage loans. In addition, the yield on the $75.4 million of mortgage loans purchased was less than the average yield on the portfolio. Interest on mortgage-backed securities increased $900 thousand, or 28.1%, for the three-month period ended March 31, 1999, primarily as a result of a 28.6% increases in the average balances of mortgage-backed securities during the first quarter of 1999 compared with the first quarter of 1998.

Total Interest Expense. Total interest expense increased to $6.6 million for the three-month period ended March 31, 1999 from $5.7 million for the same period in 1998 primarily due to increased advances from the Federal Home Loan Bank which were used to fund asset growth. The average rate paid on Federal Home Loan Bank advances decreased due to the effect of lower rates on new advances, and the Company's use of lower cost convertible advances for a portion of its funding needs.

 The average balance of savings deposits decreased $20.9 million, or 4.6%, from $451.0 million for the three month period ended March 31, 1998 to $430.1 million for the three month period ended March 31, 1999, as a result of deposit outflows associated with the decrease in market rates during the period. The average rate paid on savings deposits decreased from 3.83% for the three month period ended March 31, 1998 to 3.59% for the three month period ended March 31, 1999. The decrease in the average rate paid on savings deposits resulted from decreased market interest rates and management's efforts to price deposits at lower rates.

Allowance for Loan Losses. Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated: (in thousands)
                                        1999            1998
                                        ----            ----
Beginning balance, January 1,         $1,909          $2,029
Provision                                 30              15
Charge-off's, net                          -              (5)
Ending balance, March 31,             $1,939         $ 2,049
                                     =======         =======

The following table sets forth additional information regarding the Company's asset quality (dollars in thousands):
                                                               At March 31,
                                                             1999       1998
                                                          -------    -------
 Non-performing loans                                     $ 1,561    $ 1,616
 Ratio of non-performing loans to gross loans               0.51%      0.66%
 Ratio of non-performing loans to total assets              0.21%      0.25%
 Foreclosed property                                        $ 274      $ 301
 Foreclosed property to total assets                        0.04%      0.05%
 Ratio of total non-performing assets to total assets       0.25%      0.30%

Non-interest income. Total non-interest income was $324 thousand for the three month period ended March 31, 1999 compared with $420 thousand for the same period in 1998. The decrease of $96 thousand is primarily attributable to the decrease in the gain on sale of loans of $74 thousand caused by the Company discontinuing, during the second quarter of 1998, the origination of loans for sale into the secondary market. In addition, there was a decrease of $29 thousand in service fees, charges and other operating income, which was caused by a reduction, due to loan prepayments, in fee producing loan servicing.


Non-interest expense. Total non-interest expense decreased $155 thousand to $3.2 million for the three months ended March 31, 1999 compared to the same period in 1998. Data processing decreased by $170 thousand as a result of conversion to an in-house data processing system. Professional fees increased by $30 thousand as a result of consulting fees associated with Year 2000 compliance remediation and testing, while office occupancy and equipment increased by $55 thousand also as a result of the conversion to an in-house data processing system.

Liquidity and Capital Resources

Liquidity

The Savings Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. There has been no material adverse change during three month period ended March 31, 1999 in the ability of the Savings Bank to fund its operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank's regulatory liquidity was 27.8% and 19.8% at March 31, 1999 and 1998, respectively.

The amount of certificate accounts that are scheduled to mature during the twelve month period ending March 31, 2000 is approximately $122.0 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, broker deposits, excess liquidity, or advances from the Federal Home Loan Bank. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remain at the Savings Bank.

At March 31, 1999, the Savings Bank had outstanding commitments to originate loans of $19.7 million, to purchase loans of $194 thousand and to fund undisbursed balances of closed loans and lines of credit of $22.0 million. Funds required to fill these commitments are derived primarily from current excess liquidity or loan and security repayments. At March 31, 1999, the Savings Bank had no outstanding commitments to sell loans.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of March 31, 1999.

Year 2000

Readiness Efforts

In 1998, a comprehensive project plan ("Plan") to address the Year 2000 problem and related issues as those relate to the Company's operations was developed, approved by the Board of Directors and implemented. The Company's Year 2000 effort is proceeding in accordance with the written Plan. Progress reports are provided to the Board at least monthly.

The Year 2000 issue is the result of potential problems with software and computer systems or any equipment with computer chips that store the year portion of the date as just two-digits. Systems using this two-digit approach may not be able to determine whether 00 represents the year 2000 or 1900. The problem, if not corrected, could make those systems fail altogether or possibly cause them to generate incorrect calculations resulting in a disruption of normal computer and related operations.

The Company's Plan is divided into four broad areas of concern: hardware, software, service providers and customers. Year 2000 issues being addressed in each of these areas include both information related technology and non-information related technology. A project team that consists of key members of the Company's technology staff, representatives of functional business units and senior management was developed. From the assessment, the Company identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations. Formal communications with those providers of data processing capabilities and other external counter parties were initiated in 1997 and 1998 to assess the Year 2000 readiness of their products and services. Thus far, responses indicate that most of the significant providers are currently following plans developed to address processing of transactions beginning January 1, 2000. At March 31, 1999, there are no material, incomplete tasks pursuant to the Company's Plan.


Costs

The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $90 thousand for the twelve month period ending December 31, 1999.

Risk Assessment

Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. The determination is based on the ability of vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. To date, management has received assurances by the majority of its vendors and service providers that they will be Year 2000 compliant by June 30, 1999. While most are on schedule, the Company can give no assurance that the systems of these suppliers will be timely renovated. The Company is exposed to operational disruptions from external entities that have direct or indirect business relationships with the Company, such as telecommunications service providers, customers, vendors, payment systems providers and others. Despite the best efforts of management to address these issues, the vast number of external business relationships makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.


Contingency Plan

Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have the contingency plan substantially completed by July 31, 1999. The Company's contingency plan will provide for the replacement, as soon as practicable, of any service provider that has not demonstrated compliance by June 30, 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ending March 31, 1999.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

      ITEM 1.       LEGAL PROCEEDINGS
                    Not applicable.

      ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                    Not applicable.

      ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                    Not applicable.

      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The 1999 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 28, 1999. There were outstanding and entitled to vote at the Meeting 3,041,010 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,815,387 shares of Common Stock representing 92.58% of the total eligible votes to be cast. Proposal 1 was to elect John R. Stranford as director of the Company. Proposal 2 was a shareholder proposal to repeal or amend various provisions of the Company's Certificate of Incorporation and by-laws. Proposal 3 was a shareholder proposal recommending that the Board of Directors take certain action to initiate a possible sale of the Company. The results of the voting at the Meeting are as follows (percentages in terms of votes cast):

                    Proposal 1    FOR: 2,610,220      PERCENT FOR: 92.7%

                    Proposal 2    FOR: 452,739        PERCENT FOR: 21.4%
                                  AGAINST: 1,636,953  PERCENT AGAINST: 77.8%
                                  ABSTAIN: 16,510     PERCENT ABSTAIN: 0.8%

                    Proposal 3    FOR: 302,492        PERCENT FOR: 14.4%
                                  AGAINST: 1,774,032  PERCENT AGAINST: 84.2%
                                  ABSTAIN: 29,678     PERCENT ABSTAIN: 1.4%


      ITEM 5.       OTHER INFORMATION

                    None


      ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    (a)     Exhibits

                    None

(b)      Reports on Form 8-K

                    On March 19, 1999 a Current Report on Form 8-K was filed with the SEC to report the completion of the then existing common stock repurchase program and the adoption of a new common stock repurchase program. The new program provides for the repurchase, during the subsequent twelve months in the open market, of up to 5% of the Company's common stock.

                    On April 30, 1999, a Current Report on Form 8-K was filed with the SEC to report the results of voting at the Company's 1999 Annual Meeting of Stockholders and the appointment of a new Senior Vice President and Chief Financial Officer for the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TF FINANCIAL CORPORATION



                                              /s/ John R. Stranford
                                              ----------------------------------
Date:      May 17, 1999                       John R. Stranford
                                              President and CEO
                                              (Principal Executive Officer)

                                               /s/ Dennis R. Stewart
                                               ---------------------------------
Date:      May 17, 1999                        Dennis R. Stewart
                                               Senior Vice President and
                                               Chief Financial Officer
                                              (Principal Financial &
                                                 Accounting Officer)