Form 10-Q
period 1999-06-30
TF FINANCIAL CORP
filed 1999-08-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


FORM l0-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended             June 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

         Commission file number      0-24168
                                     -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                    74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification
incorporation or organization)                  no.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: August 13, 1999
                                                   ---------------

                     Class                                  Outstanding
        ---------------------------                      ----------------
        $.10 par value common stock                      2,757,798 shares

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 1O-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999


INDEX


                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Consolidated Financial Statements                            3
Item     2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 8
Item     3.       Quantitative and Qualitative Disclosures about Market Risk  17

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                           18
Item     2.       Changes in Securities and Use of Proceeds                   18
Item     3.       Defaults Upon Senior Securities                             18
Item     4.       Submission of Matters to a Vote of Security Holders         18
Item     5.       Other Information                                           18
Item     6.       Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                                    19

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                       Unaudited      Audited     Unaudited
      `                                                                                 June 30,    December 31,   June 30,
                                                                                          1999        1998          1998
                                                                                          ----        ----          ----
                         Assets

Cash and cash equivalents                                                             $  16,467    $  42,703    $  43,478
Certificates of deposit in other financial institutions                                   1,745        2,238        2,437
Investment securities available for sale - at fair value                                 22,692        9,042       37,898
Investment securities held to maturity
  (fair value of $81,126, $81,094 and                                                    80,731       80,895       61,015
    $60,945, respectively)

Mortgage-backed securities available for sale - at fair value                            95,273       75,285       41,723
Mortgage-backed securities held to maturity
  (fair value of $176,574,                                                              179,670      180,964      234,144
  $182,560, and $235,901, respectively)




Loans receivable, net                                                                   291,363      240,841      237,407
Federal Home Loan Bank stock - at cost                                                   12,668        9,168        8,918
Accrued interest receivable                                                               5,114        4,558        4,463
Real estate held for investment                                                           2,348        2,348         --
Goodwill and other intangible assets                                                      6,972        7,389        7,823
Premises and equipment, net                                                               8,765        9,017        8,523
Other assets                                                                              1,359        1,160        1,455
                                                                                      ---------    ---------    ---------
          Total Assets                                                                $ 725,167    $ 665,608    $ 689,284
                                                                                      =========    =========    =========

                      Liabilities and Stockholders' Equity

Liabilities
   Deposits                                                                           $ 416,925    $ 438,913    $ 448,625
   Advances from the Federal Home Loan Bank                                             248,359      163,359      178,356
   Advances from borrowers for taxes and insurance                                        1,304        1,204        1,721
   Accrued interest payable                                                               4,275        4,166        5,750
   Other liabilities                                                                      3,088        5,306        3,194
                                                                                      ---------    ---------    ---------
Total Liabilities                                                                       673,951      612,948      637,646
                                                                                      ---------    ---------    ---------
Commitments and contingencies

Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued

   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,763,318,  2,857,932, and 2,892,522  shares outstanding at June 30, 1999, December 31, 1998 and June 30, 1998,
       net of treasury shares of 2,243,990, 2,143,319, and 2,098,551, respectively          529          529          529
   Retained earnings                                                                     47,052       45,762       44,438
   Additional paid-in capital                                                            52,026       51,957       51,888
   Unearned ESOP shares                                                                  (2,827)      (2,888)      (2,943)
   Shares acquired by MSBP                                                                 (255)        (468)        (682)
   Treasury stock - at cost                                                             (44,212)     (42,386)     (41,565)
   Accumulated other comprehensive income                                                (1,097)         154          (27)
                                                                                      ---------    ---------    ---------
Total Stockholders' Equity                                                               51,216       52,660       51,638
                                                                                      ---------    ---------    ---------
Total Liabilities and Stockholders' Equity                                            $ 725,167    $ 665,608    $ 689,284
                                                                                      =========    =========    =========

See notes to consolidated financial statements

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)

                                                                        For Three Months      For Six Months
                                                                         Ended June 30,        Ended June 30,
                                                                        1999        1998       1999        1998
Interest income
   Loans                                                             $  5,707    $  4,605   $ 10,796    $  9,509
   Mortgage-backed securities                                           4,199       4,335      8,296       7,573
   Investment securities                                                1,817       1,750      3,398       3,327
   Interest bearing deposits and other                                    221         308        547         730
                                                                     --------    --------   --------    --------
TOTAL INTEREST INCOME                                                  11,944      10,998     23,037      21,139
                                                                     --------    --------   --------    --------
Interest expense
   Deposits                                                             3,707       4,364      7,564       8,678
   Borrowings                                                           3,438       2,226      6,213       3,574
TOTAL INTEREST EXPENSE                                                  7,145       6,590     13,777      12,252
                                                                     --------    --------   --------    --------
NET INTEREST INCOME                                                     4,799       4,408      9,260       8,887
Provision for loan losses                                                  60          15         90          30
                                                                     --------    --------   --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     4,739       4,393      9,170       8,857
                                                                     --------    --------   --------    --------
Non-interest income
   Gain (loss) on sale of real estate acquired through foreclosure        (10)         25         (4)         24
   Gain on sale of loans and securities                                  --           362       --           436
   Service fees, charges and other operating income                       307         299        625         646
                                                                     --------    --------   --------    --------
      TOTAL NON-INTEREST INCOME                                           297         686        621       1,106
                                                                     --------    --------   --------    --------
Non-interest expense
   Compensation and benefits                                            1,692       1,620      3,332       3,285
   Occupancy and equipment                                                511         484      1,005         923
   Federal deposit insurance premium                                       65          70        133         140
   Data processing                                                          4         274          9         449
   Professional fees                                                      184         149        349         284
   Amortization of goodwill and other intangible assets                   209         225        418         450
   Advertising                                                             91          90        181         180
   Other operating                                                        678         541      1,227       1,117
                                                                     --------    --------   --------    --------
TOTAL NON-INTEREST EXPENSE                                              3,434       3,453      6,654       6,828
                                                                     --------    --------   --------    --------
     INCOME BEFORE INCOME TAXES                                         1,602       1,626      3,137       3,135
Income taxes                                                              577         637      1,128       1,153
                                                                     --------    --------   --------    --------
NET INCOME                                                           $  1,025    $    989   $  2,009    $  1,982
                                                                     ========    ========   ========    ========

Basic earnings per share                                             $   0.37    $   0.34   $   0.72    $   0.68
Diluted earnings per share                                           $   0.35    $   0.30   $   0.67    $   0.61
Weighted average number of shares outstanding - Basic                   2,759       2,896      2,790       2,893
Weighted average number of shares outstanding - Diluted                 2,967       3,254      2,981       3,249

See notes to consolidated financial statements

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           For the Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                               1999         1998
                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $   2,009    $   1,982
Adjustments to reconcile net income to
net cash provided by operating activities:
     Mortgage loan servicing rights                                                7            9
     Deferred loan origination fees                                              (39)         (91)
     Premiums and discounts on investment securities, net                         16           36
     Premiums and discounts on mortgage-backed securities and loans, net         379          291
     Amortization of goodwill and other intangible assets                        417          451
     Provision for loan losses and provision for losses on real estate            90           30
Depreciation of premises and equipment                                           456          387
Recognition of ESOP and MSBP expenses                                            342          411
(Gain) loss on sale of real estate acquired through foreclosure                    4          (24)
(Gain) loss on sale of loans and securities                                     --           (436)
Decrease (increase) in
     Accrued interest receivable                                                (556)        (506)
     Other assets                                                               (270)        (337)
Increase (decrease) in
     Accrued interest payable                                                    109        3,280
     Other liabilities                                                        (2,218)      (1,140)
                                                                            --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   746        4,343
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and principal payments on loans, net                         25,893       (6,142)
Purchases of loans                                                           (76,553)        --
Proceeds from loan sales                                                        --         19,496
Maturities (purchases) of certificates of deposit
  in other financial institutions, net                                           493          300
Purchases of investment securities available for sale                        (18,059)    (137,644)
Purchases of investment securities  held to maturity                        (144,494)     (23,030)
Purchases of mortgage-backed securities  available for sale                  (34,541)     (16,244)
Purchase of mortgage-backed securities  held to maturity                     (35,412)    (114,358)
Proceeds from sale of investment securities available for sale                  --          7,445
Proceeds from sale of mortgage backed securities available for sale             --          5,683
Proceeds from maturities of investment securities  held to maturity          147,447       23,989
Proceeds from maturities of investment securities  available for sale          2,000      115,472
Principal repayments from mortgage-backed securities held to maturity         36,542       24,192
Principal repayments from mortgage-backed securities available for sale       12,779        5,627
Purchases and redemption of Federal Home Loan Bank Stock, net                 (3,500)      (4,000)
Proceeds from sales of real estate acquired through foreclosure                   61          114
Purchase of premises and equipment                                              (204)      (1,021)
                                                                            --------     --------
     NET CASH USED IN  INVESTING ACTIVITIES                                  (87,548)    (100,121)
                                                                            --------     --------

See notes to consolidated financial statements

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                           For the Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                                 1999        1998
                                                                                 ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                           (21,988)     (1,804)
Advances from Federal Home Loan Bank , net                                     85,000      89,997
Net (decrease) increase in advances from borrowers for taxes and insurance        100         130
Exercise of stock options                                                          97        --
Purchase of treasury stock                                                     (1,970)       --
Common stock cash dividend                                                       (673)       (692)
                                                                             --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            60,566      87,631
                                                                             --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (26,236)     (8,147)

Cash and cash equivalents at beginning of period                               42,703      51,625
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $ 16,467    $ 43,478
                                                                             ========    ========

Supplemental disclosure of cash flow information
Cash paid for
     Interest on deposits and advances                                       $ 13,669    $  8,972
     Income taxes                                                            $    911    $  1,692
Non-cash transactions
     Transfers from loans to real estate acquired through foreclosure            --      $     61


See notes to consolidated financial statements

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of June 30, 1999, December 31, 1998, June 30, 1998 and for the three and six month periods ended June 30, 1999 and 1998 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


NOTE 3 -  CONTINGENCIES

     The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.


NOTE 4 - OTHER COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The Company's other comprehensive income consists of net unrealized gains on investment securities available for sale. Total comprehensive income for the three-month periods ended June 30, 1999 and 1998 was $43,000 and $766,000, net of applicable income tax (benefit) of ($51,000) and $494,000, respectively.

     Total comprehensive income for the six-month periods ended June 30, 1999 and 1998 was $758,000 and $1,786,000, net of applicable income tax of $329,000 and $1,028,000, respectively.

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

Financial Condition

The Company's total assets at June 30, 1999 and December 31, 1998 totaled $725.2 million and $665.6 million, respectively, an increase of $59.6 million, or 9.0%, during the six month period. This increase was primarily the result of a $50.5 million increase in loans receivable, an $13.5 million increase in investment securities, a $18.7 million increase in mortgage-backed securities, and a $3.5 million increase in Federal Home Loan Bank stock. These increases were partially offset by the $26.2 million decrease in cash and cash equivalents. The increase in total assets was primarily funded by the $85.0 million increase in advances from the Federal Home Loan Bank.

The net increase in loans receivable of $50.5 million, or 20.0%, from $240.8 million at December 31, 1998 to $291.4 million at June 30, 1999 was primarily the result of the purchase of $ 71.9 million of single-family residential mortgage loans and the purchase of $4.5 million of commercial mortgage loans, partially offset by loan repayments. While it is management's intent to originate the majority of its portfolio loans, similar loan products will be purchased in the secondary markets during periods when in-house originating capacity is being added or when opportunities to originate in local markets are not sufficient to satisfy portfolio loan capacity.

Investment securities at June 30, 1999 totaled $103.4 million, which represents an increase of $13.5 million or 15.0% as compared to $89.9 million at December 31, 1998. Mortgage-backed securities aggregated $274.9 million at June 30, 1999 compared to $256.2 million at December 31, 1998. These increases in securities balances are due to the reinvestment of cash and cash flow caused by repayments of mortgage loans and mortgage securities, and the reinvestment of maturing investment securities.

The increase in Federal Home Loan Bank stock balances was the result of the purchase of $3.5 million of stock required to support the increase in outstanding advances from the Federal Home Loan Bank.

Total liabilities increased by $61.0 million during the first half of 1999 primarily as a result of the $85.0 million, or 52.0%, increase in advances from the Federal Home Loan Bank. This increase was offset by a $22.0 million, or 5.0%, decrease in total deposits balances. The increase in advances from the Federal Home Loan Bank funded the purchase of loans and securities, and the decrease in deposit balances.

Total consolidated stockholders' equity of the Company decreased by $1.4 million or 2.7%, to $51.2 million, or 7.1% of total assets at June 30, 1999, from $52.7 million or 8.0 % of total assets at December 31, 1998. The decrease resulted from the repurchase of 107,937 shares of common stock at a cost of approximately $1.8 million, a decrease of $1.3 million in accumulated other comprehensive income, partially offset by a net increase to retained earnings of $1.3 million for the six month period. During the first quarter of 1999 management announced the completion of its then current share repurchase program, and that the Company's board of directors had authorized the purchase of up to 152,052 additional shares of the Company's stock in the open market during the subsequent twelve months.

Asset Quality

Management of the Company believes that there has been no material adverse change in the Company's asset quality during the six-month period ended June 30, 1999.

The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                             June 30,  December 31,   June 30,
                                                             --------  ------------   --------
                                                              1999         1998         1998
                                                              ----         ----         ----
Non-performing loans                                      $   2,199    $   1,594    $   1,746
Ratio of non-performing loans to gross loans                   0.75%        0.65%        0.73%
Ratio of non-performing loans to total assets                  0.30%        0.24%        0.25%
Foreclosed property                                             243          308          322
Foreclosed property to total assets                            0.03%        0.05%        0.05%
Ratio of total non-performing assets to total assets           0.34%        0.28%        0.30%


Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated: (in thousands)

                                                             1999      1998
                                                             ----      ----
Beginning balance, January 1,                             $ 1,909   $ 2,029
Provision                                                      90        30
Charge-off's, net                                              83        (4)
                                                          -------   -------
Ending balance, June 30,                                  $ 1,916   $ 2,063
                                                          =======   =======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

Net Income. The Company recorded net income of $1,025,000, or $0.35 per diluted share, for the three months ended June 30, 1999 as compared to $989,000, or $0.30 per diluted share, for the three months ended June 30, 1998.

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

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                              1999                             1998
                                                              ----                             ----
                                                 Average                Average     Average               Average
                                                 Balance    Interest    Yld/Cost    Balance   Interest    Yld/Cost
                                                 -------    --------    --------    -------   --------    --------
                                                                       (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4) ....................   $300,809    $  5,707       7.59%   $232,336   $  4,605      7.93%
    Mortgage-backed securities ..............    264,431       4,199       6.35%    269,285      4,335      6.44%
    Investment securities ...................    116,534       1,817       6.24%    116,558      1,750      6.01%
    Other interest-earning assets(1) ........     21,783         221       4.06%     29,984        308      4.11%
                                                --------    --------               --------   --------
      Total interest-earning assets .........    703,557      11,944       6.79%    648,163     10,998      6.79%
                                                            --------                          --------
Non interest-earning assets .................     34,760                             23,002
                                                --------                           --------
      Total assets ..........................    738,317                            671,165
                                                 =======                            =======

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits ........................    423,038       3,707       3.51%    447,435      4,364      3.90%
    Advances from the FHLB ..................    250,027       3,438       5.50%    161,691      2,226      5.51%
                                                --------    --------               --------   --------
      Total interest-bearing liabilities ....    673,065       7,145       4.25%    609,126      6,590      4.33%
                                                --------    --------               --------   --------
Non interest-bearing liabilities ............     13,725      10,615
      Total liabilities .....................    686,790     619,741

Stockholders' equity ........................     51,527                             51,424
                                                --------                           --------
   Total liabilities and stockholders' equity   $738,317                           $671,165
                                                ========                           ========
Net interest income .........................               $  4,799                          $  4,408
                                                            ========                          ========
Interest rate spread (2) ....................                              2.54%                            2.46%
Net yield on interest-earning assets (3) ....                              2.73%                            2.72%
Ratio of average interest-earning assets to
average interest bearing liabilities ........                                105%                            106%



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


                                                  Three Months Ended
                                                        June 30,
                                                     1999 vs. 1998
                                            -------------------------------
                                                   Increase (Decrease)
                                            -------------------------------
                                                          Due to
                                            -------------------------------
                                              Volume       Rate       Net
                                            -------------------------------
Interest income:
     Loans receivable, net                   $ 2,341    ($1,239)   $ 1,102
     Mortgage-backed securities                  (77)       (59)      (136)
     Investment securities                        (3)        70         67
     Other interest-earning assets               (83)        (4)       (87)
                                             ------------------------------
        Total interest-earning assets          2,179     (1,233)       946
                                              =============================

Interest expense
   Interest-bearing liabilities:
     Savings deposits                           (232)      (425)      (657)
     Advances from the FHLB                    1,240        (28)     1,212
        Total interest-bearing liabilities     1,008       (437)       555
                                             ------------------------------
Net change in net interest income            $ 1,170    ($  779)   $   391
                                              =============================

Total Interest Income. Total interest income increased by $946 thousand, or 8.6%, to $11.9 million for the three months ended June 30, 1999 compared with the second quarter of 1998 primarily because of increases in the average balance of loans receivable. The increase in the interest on loans receivable is primarily attributable to the purchase of $76.4 million of mortgage loans in the first quarter of 1999. The increased interest income attributable to the purchase of mortgage loans was partially offset by the decrease to the average yield on loans receivable resulting from the early repayment during the period of higher yielding mortgage loans. In addition, the yield on the mortgage loans purchased was less than the average yield on the portfolio due to the interest rate environment that existed at the time of the purchase.

Total Interest Expense. Total interest expense increased to $7.1 million for the three-month period ended June 30, 1999 from $6.6 million for the same period in 1998 primarily due to increased advances from the Federal Home Loan Bank which were used to fund asset growth and deposit outflows. The average rate paid on Federal Home Loan Bank advances decreased due to the effect of lower rates on new advances, and the Company's use of lower cost convertible advances for a portion of its funding needs.

 The average balance of savings deposits decreased $24.4 million, or 5.5%, from $447.4 million for the three month period ended June 30, 1998 to $423.0 million for the three-month period ended June 30, 1999. The average rate paid on savings deposits decreased from 3.90% for the three month period ended June 30, 1998 to 3.51% for the three month period ended June 30, 1999. The decrease in the average balances and the average rate paid on savings deposits were the consequences of decreased market interest rates and management's efforts to price deposits at lower rates.

Non-interest income. Total non-interest income was $297 thousand for the three-month period ended June 30, 1999 compared with $686 thousand for the same period in 1998. The decrease is attributable to a $362 thousand decrease in the gain on sale of loans and investments.

Non-interest expense. Total non-interest expense decreased by $19 thousand to $3.4 million for the three months ended June 30, 1999 compared to the same period in 1998. Data processing decreased by $270 thousand as a result of conversion to an in-house data processing system, which occurred during the second quarter of 1998. Professional fees increased by $35 thousand as a result of consulting fees associated with Year 2000 compliance remediation and testing. In addition, compensation and benefits, occupancy and equipment, and other expenses increased by a combined $236 thousand, also due to the conversion to an in-house data processing system.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

Net Income. The Company recorded net income of $2,009,000 or $0.67 per diluted share for the six months ended June 30, 1999 as compared to $1,982,000 or $0.61 per diluted share for the six months ended June 30, 1998.

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

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                              1999                                1998
                                                              ----                                ----
                                                 Average                  Average     Average               Average
                                                 Balance    Interest      Yld/Cost    Balance   Interest    Yld/Cost
                                                 -------    --------      --------    -------   --------    --------
                                                                          (dollars in thousands)
Assets:
Interest-earning assets:
  Loans receivable (4) .......................   $282,033    $ 10,796       7.66%    $238,592   $  9,509      7.97%
  Mortgage-backed securities .................    263,025       8,296       6.31%     236,119      7,573      6.41%
  Investment securities ......................    110,459       3,398       6.15%     110,302      3,327      6.03%
  Other interest-earning assets(1) ...........     25,416         547       4.30%      33,014        730      4.42%
                                                 --------    --------                --------   --------
    Total interest-earning assets ............    680,933      23,037       6.77%     618,027     21,139      4.68%
                                                             --------                           --------
Non interest-earning assets ..................     33,682                              22,266                 6.84%
                                                 --------                            --------
    Total assets .............................    714,615                             609,420
                                                 ========                            ========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits .........................    427,373       7,564       3.54%     449,193      8,678      3.86%
    Advances from the FHLB ...................    224,630       6,213       5.53%     130,025      3,574      5.50%
                                                 --------    --------                --------   --------
      Total interest-bearing liabilities .....    652,003      13,777       4.23%     579,218     12,252      4.23%
                                                 --------    --------                --------   --------
Non interest-bearing liabilities .............     10,742                              10,034
      Total liabilities ......................    662,745                             589,252
Stockholders' equity .........................     51,870                              51,041
                                                 --------                            --------
    Total liabilities and stockholders' equity    714,615                             640,293
                                                 ========                            ========
Net interest income ..........................               $  4,461                           $  8,887
                                                             ========                           ========

Interest rate spread (2) .....................                              2.54%                            2.61%
Net yield on interest-earning assets (3) .....                              2.72%                            2.88%
Ratio of average interest-earning assets to
Average interest bearing liabilities .........                               104%                             107%


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

                                                     Six Months Ended
                                                          June 30,
                                                       1999 vs. 1998
                                             -----------------------------
                                                    Increase (Decrease)
                                                         Due to
                                             -----------------------------
                                              Volume      Rate       Net
                                             -----------------------------
Interest income:
     Loans receivable, net                   $ 2,279    ($  992)   $ 1,287
     Mortgage-backed securities                1,051       (328)       723
     Investment securities                         5         66         71
     Other interest-earning assets              (164)       (19)      (183)
                                             -----------------------------
        Total interest-earning assets          3,172     (1,274)     1,898
                                             =============================
Interest expense
   Interest-bearing liabilities:
     Savings deposits                           (412)      (702)    (1,114)
     Advances from the FHLB                    2,619         20      2,639)
        Total interest-bearing liabilities     2,207       (682)     1,525
                                             -----------------------------
Net change in net interest income            $   964    ($  591)   $   373
                                             =============================

Total Interest Income. Total interest income increased by $1.9 million, or 9.0%, to $23.0 million for the six months ended June 30, 1999 compared with the first six months of 1998 primarily because of increases in the average balance of loans receivable and mortgage-backed securities. The increase in the average balances of loans receivable is primarily attributable to the purchase of $76.4 million of mortgage loans in the first quarter of 1999. The increased interest income attributable to the purchase of mortgage loans was partially offset by the decrease to the average yield on loans receivable resulting from the early repayment during the period of higher yielding mortgage loans. In addition, the yield on the mortgage loans purchased was less than the average yield on the portfolio due to the interest rate environment that existed at the time of the purchase.

Total Interest Expense. Total interest expense increased to $13.8 million for the six-month period ended June 30, 1999 from $12.3 million for the same period in 1998 primarily due to increased advances from the Federal Home Loan Bank which were used to fund asset growth and deposit outflows.

The average balance of savings deposits decreased $21.8 million, or 4.9%, from $449.2 million for the six month period ended June 30, 1998 to $427.4 million for the six-month period ended June 30, 1999. The average rate paid on savings deposits decreased from 3.86% for the six month period ended June 30, 1998 to 3.54% for the six month period ended June 30, 1999. The decrease in the average balances and the average rate paid on savings deposits resulted from decreased market interest rates and management's efforts to price deposits at lower rates.

Non-interest income. Total non-interest income was $621 thousand for the six-month period ended June 30, 1999 compared with $1.1 million for the same period in 1998. The decrease of $485 thousand is primarily attributable to the decrease in the gain on sale of loans and securities

Non-interest expense. Total non-interest expense decreased $174 thousand to $6.7 million for the six months ended June 30, 1999 compared to the same period in 1998. Data processing decreased by $440 thousand as a result of conversion to an in-house data processing system, which occurred during the second quarter of 1998. Professional fees increased by $64 thousand as a result of consulting fees associated with Year 2000 compliance remediation and testing. In addition, compensation and benefits, occupancy and equipment, and other expenses increased by a combined $239 thousand, also due to the conversion to an in-house data processing system.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. There has been no material adverse change during six-month period ended June 30, 1999 in the ability of the Company and its subsidiaries to fund their operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank's regulatory liquidity was 22.6% and 17.6% at June 30, 1999 and 1998, respectively.

The amount of certificate accounts that are scheduled to mature during the twelve-month period ending June 30, 2000 is approximately $110.8 million. To the extent that these deposits do not remain at the Savings Bank upon maturity, the Savings Bank believes that it can replace these funds with deposits, broker deposits, excess liquidity, or advances from the Federal Home Loan Bank. It has been the Savings Bank's experience that a substantial portion of such maturing deposits remains at the Savings Bank.

At June 30, 1999, the Savings Bank had outstanding commitments to originate loans of $3.7 million, to purchase investment securities of $2.0 million and to fund undisbursed balances of closed loans and lines of credit of $20.1 million. Funds required to fill these commitments will be derived from current excess liquidity, loan and security repayments, deposit growth, or borrowings from the Federal Home Loan Bank.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of June 30, 1999.

YEAR 2000

Readiness Efforts

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward- looking statements based on inherently uncertain information. The cost of the project is based on management's best estimates, which are derived utilizing a number of assumptions regarding future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these events will occur as planned and actual results could differ. Moreover, although management believes it will be able to make the necessary systems modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

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

The Company's Plan is divided into four broad areas of concern: hardware, software, service providers and customers. Year 2000 issues being addressed in each of these areas include both information-related technology and non-information related technology. A project team that consists of key members of the Company's technology staff, representatives of functional business units and senior management was developed. From the assessment, the Company identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations. Formal communications with those providers of data processing capabilities and other external service providers were initiated in 1997 and 1998 to assess the Year 2000 readiness of their products and services.

Thus far, responses indicate that the significant providers are currently following plans developed to address processing of transactions beginning January 1, 2000. The Company has contacted all significant commercial borrowers to ensure that each one is following a plan intended to mitigate Year 2000 risks to their business. In addition, the Company has used statement inserts and direct mailings in order to make its depositors aware of Year 2000 issues. The Company contacted all non-information technology suppliers (i. e. utility systems, telephone systems, etc.) regarding their Year 2000 state of readiness. These parties have indicated that they have established Year 2000 plans and are in various stages of remediation and testing. We are unable to test the Year 2000 readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations in order for the Company to conclude that they will be able to deliver the resources necessary for the Company to operate its systems. The Company is unable to determine what recourse it will have should these utilities fail to successfully resolve their Year 2000 issues.

Costs

The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $90 thousand for the twelve month period ending December 31, 1999. Approximately $10,000 of these expenses had not been incurred at June 30, 1999.

Risk Assessment

Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. The determination is based on the ability of vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. To date, management has received assurances by the majority of its vendors and service providers that they will be Year 2000 compliant. While most are on schedule, the Company can give no assurance that the systems of these suppliers will be timely renovated. The Company is exposed to operational disruptions from external entities that have direct or indirect business relationships with the Company, such as telecommunications service providers, customers, vendors, payment systems providers and others. Despite the best efforts of management to address these issues, the vast number of external business relationships makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

Contingency Plans

Realizing that some disruption may occur despite its best efforts, the Company has developed contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company's contingency plan is substantially complete. The Company's contingency plan provides for the replacement of a service provider, or substitution of alternative procedures in the case of a process, as soon as it becomes apparent that any service provider will fail to perform or that any process will fail. This phase of the plan will be tested and validated during the third quarter of 1999.

In addition, the Savings Bank has developed a currency availability plan in order to address the anticipated but unknown amount of additional currency that could be needed to fund cash withdrawals requested by customers as the end of 1999 approaches. The need for additional currency poses significant risks to the Company, its employees, and customers. There can be no assurances that these risks can be entirely mitigated or that the Company will not experience significant adverse consequences resulting from the need to have available large amounts of currency during the periods immediately preceding and following January 1, 2000.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ending June 30, 1999.

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


ITEM 5.  OTHER INFORMATION
                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  Exhibit 27-Financial Data Schedule(In Electronic Filing Only)
         (b)      Reports on Form 8-K

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


                            TF FINANCIAL CORPORATION




                                     /s/ John R. Stranford
                                     -------------------------------------------
Date:      August 13, 1999           John R. Stranford
                                     President and CEO
                                     (Principal Executive Officer)


                                      /s/ Dennis R. Stewart
                                      ------------------------------------------
Date:      August 13, 1999            Dennis R. Stewart
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)