Form 10-Q
period 1999-09-30
TF FINANCIAL CORP
filed 1999-11-12
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM l0-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1999
                                   ---------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For   the    transition    period   from    __________________to _______________

                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                            74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S.Employer identification no.)

3 Penns Trail, Newtown, Pennsylvania                           18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   215-579-4000
                                                   -----------------------------
                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No _____
                                             ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 5, 1999
                                                           ----------------

              Class                                Outstanding
     ----------------------------                 ----------------
         $.10 par value common                    2,760,734 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                       Unaudited        Audited       Unaudited
                                                                                     September 30,   December 31,   September 30,
                                                                                          1999           1998            1998
                                                                                          ----           ----            ----
                                   Assets
Cash and cash equivalents                                                               $16,422        $42,703         $45,983
Certificates of deposit in other financial institutions                                   1,347          2,238           2,338
Investment securities available for sale - at fair value                                 21,088          9,042          36,225
Investment securities held to maturity (fair value of $65,267, $81,094 and               66,129         80,895          90,740
    $91,164, respectively)
Mortgage-backed securities available for sale - at fair value                           119,145         75,285          37,678
Mortgage-backed securities held to maturity (fair value of $164,585,                    168,319        180,964         229,224
    $182,560, and $233,683, respectively)
Loans receivable, net                                                                   285,665        240,841         222,886
Federal Home Loan Bank stock B at cost                                                   12,668          9,168           9,168
Accrued interest receivable                                                               4,572          4,558           4,323
Real estate held for investment                                                           2,348          2,348             ---
Goodwill and other intangible assets                                                      6,763          7,389           7,598
Premises and equipment, net                                                               8,828          9,017           8,639
Other assets                                                                              1,392          1,160           1,353
                                                                                          -----          -----           -----
                                Total Assets                                           $714,686      $665,608         $696,155
                                                                                       ========      =========        ========

                    Liabilities and Stockholders' Equity
Liabilities
   Deposits                                                                            $406,612       $438,913        $449,708
   Advances from the Federal Home Loan Bank                                             248,359        163,359         183,359
   Advances from borrowers for taxes and insurance                                          755          1,204             691
   Accrued interest payable                                                               4,867          4,166           6,064
   Other liabilities                                                                      2,825          5,306           3,807
                                                                                          -----          -----           -----
                             Total Liabilities                                          663,418        612,948         643,629
                                                                                        -------        -------         -------

Commitments and contingencies
Stockholders' Equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,759,721,  2,857,932, and 2,901,812  shares outstanding at September 30, 1999, December 31, 1998 and September 30, 1998,
       net of treasury shares of 2,250.626, 2,143,319, and 2,098,418, respectively.         529            529             529
   Retained earnings                                                                     47,763         45,762          44,958
   Additional paid-in capital                                                            52,055         51,957          51,942
   Unearned ESOP shares                                                                  (2,796)        (2,888)         (2,898)
   Shares acquired by MSBP                                                                 (148)          (468)           (575)
   Treasury stock - at cost                                                             (44,323)       (42,386)        (41,563)
   Accumulated other comprehensive income (loss)                                         (1,812)           154             133
                                                                                        -------            ---             ---
                         Total Stockholders' Equity                                      51,268         52,660          52,526
                                                                                         ------         ------          ------

Total Liabilities and Stockholders' Equity                                             $714,686      $665,608         $696,155
                                                                                       ========      =========        ========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)



                                                                              For Three Months       For Nine Months
                                                                             Ended September 30,    Ended September 30,
                                                                              1999        1998       1999       1998
                                                                              ----        ----       ----       ----
Interest income
   Loans                                                                    $5,481      $4,555    $16,277    $14,064
   Mortgage-backed securities                                                4,687       4,524     12,983     12,097
   Investment securities                                                     1,642       1,828      5,040      5,155
   Interest bearing deposits and other                                          72         472        619      1,202
                                                                                --         ---        ---      -----
TOTAL INTEREST INCOME                                                       11,882      11,379     34,919     32,518
                                                                            ------      ------     ------     ------
Interest expense
   Deposits                                                                  3,571       4,425     11,135     13,103
   Borrowings                                                                3,457       2,667      9,670      6,241
TOTAL INTEREST EXPENSE                                                       7,028       7,092     20,805     19,344
                                                                             -----       -----     ------     ------
NET INTEREST INCOME                                                          4,854       4,287     14,114     13,174
Provision for loan losses                                                       90          15        180         45
                                                                                --          --        ---         --
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          4,764       4,272     13,934     13,129
                                                                             -----       -----     ------     ------
Non-interest income
   Gain on sale of real estate acquired through foreclosure                      8          11          4         35
   Gain (loss) on sale of loans and securities                                 ---         (1)        ---        435
   Service fees, charges and other operating income                            290         328        915        974
                                                                               ---         ---        ---        ---
       TOTAL NON-INTEREST INCOME                                               298         338        919      1,444
                                                                               ---         ---        ---      -----
Non-interest expense
   Compensation and benefits                                                 1,792       1,597      5,124      4,882
   Occupancy and equipment                                                     505         500      1,510      1,423
   Federal deposit insurance premium                                            62          69        195        209
   Data processing                                                               5           4         14        453
   Professional fees                                                           198         179        547        463
   Amortization of goodwill and other intangible assets                        209         225        627        675
   Advertising                                                                  91          91        272        271
   Other operating                                                             594         543      1,821      1,613
                                                                               ---         ---      -----      -----
TOTAL NON-INTEREST EXPENSE                                                   3,456       3,208     10,110     10,036
                                                                             -----       -----     ------     ------
     INCOME BEFORE INCOME TAXES                                              1,606       1,402      4,743      4,537
Income taxes                                                                   551         534      1,679      1,687
                                                                               ---         ---      -----      -----
NET INCOME                                                                  $1,055        $868     $3,064     $2,850
                                                                            ======        ====     ======     ======

Basic earnings per share                                                     $0.38       $0.30      $1.10      $0.98
Diluted earnings per share                                                   $0.36       $0.27      $1.03      $0.88
Weighted average number of shares outstanding B Basic                        2,760       2,899      2,780      2,894
Weighted average number of shares outstanding B Diluted                      2,933       3,186      2,965      3,226

                                   See notes to consolidated financial statements


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            For the Nine Months Ended
                                                                                                   September 30,
                                                                                                1999          1998
                                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                       $3,064       $2,850
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
                 Mortgage loan servicing rights                                                      10           13
                 Deferred loan origination fees                                                     (51)         (91)
                 Premiums and discounts on investment securities, net                                 8           66
                 Premiums and discounts on mortgage-backed securities and loans, net                526          431
                 Amortization of goodwill and other intangible assets                               626          677
Provision for loan losses and provision for losses on real estate                                   180           45
Depreciation of premises and equipment                                                              674          613
Recognition of ESOP and MSBP expenses                                                               509          617
Gain on sale of real estate acquired through foreclosure                                             (5)         (35)
Gain on sale of loans and securities                                                                ---         (442)
Increase in:
                 Accrued interest receivable                                                        (14)        (366)
                 Other assets                                                                      (310)        (280)
Increase (decrease) in:
                 Accrued interest payable                                                           701        3,594
                 Other liabilities                                                               (2,481)        (172)
                                                                                                -------        -----
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,437        7,520
                                                                                                  -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and principal payments on loans, net                                            33,757       22,391
Purchases of loans                                                                              (78,993)     (14,144)
Proceeds from loan sales                                                                            ---       19,496
Maturities of certificates of deposit in other financial institutions, net                          891          399
Purchases of investment securities available for sale                                           (20,732)    (206,158)
Purchases of investment securities  held to maturity                                           (147,742)     (73,617)
Purchases of mortgage-backed securities  available for sale                                     (63,482)     (16,244)
Purchase of mortgage-backed securities  held to maturity                                        (35,412)    (126,185)
Proceeds from sale of investment securities available for sale                                      ---        7,445
Proceeds from sale of mortgage backed securities available for sale                                 ---        5,683
Proceeds from maturities of investment securities  held to maturity                             167,937       34,661
Proceeds from maturities of investment securities  available for sale                             4,000      195,567
Principal repayments from mortgage-backed securities held to maturity                            47,825       40,889
Principal repayments from mortgage-backed securities available for sale                          16,773        9,729
Purchases and redemption of Federal Home Loan Bank Stock, net                                    (3,500)      (4,250)
Proceeds from sales of real estate acquired through foreclosure                                     195          199
Purchase of premises and equipment                                                                 (485)      (1,363)
                                                                                                  -----      -------
                 NET CASH USED IN  INVESTING ACTIVITIES                                         (78,968)    (105,502)
                                                                                               --------    ---------
                 See notes to consolidated financial statements


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                                1999          1998
                                                                                                ----          ----


CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                        (32,301)        (721)
Advances from Federal Home Loan Bank , net                                                       85,000       95,000
Net decrease in advances from borrowers for taxes and insurance                                    (449)        (900)
Exercise of stock options                                                                           119          ---
Purchase of treasury stock                                                                       (2,117)          ---
Common stock cash dividend                                                                       (1,002)      (1,039)
                                                                                                -------      -------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                                       49,250       92,340
                                                                                                 ------       ------
                 NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (26,281)      (5,643)
Cash and cash equivalents at beginning of period                                                 42,703       51,625
                                                                                                 ------       ------
Cash and cash equivalents at end of period                                                      $16,422      $45,983
                                                                                                =======      =======
Supplemental disclosure of cash flow information
Cash paid for
                 Interest on deposits and advances                                              $20,207      $15,750
                 Income taxes                                                                    $1,011       $1,709
Non-cash transactions
                 Transfers from loans to real estate acquired through foreclosure                  $122         $159

                                   See notes to consolidated financial statements



                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of September 30, 1999, December 31, 1998, September 30, 1998 and for the three and nine-month periods ended September 30, 1999 and 1998 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company=s business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The Company=s other comprehensive income consists of net unrealized gains (losses) on investment securities available for sale. Total comprehensive income for the three-month periods ended September 30, 1999 and 1998 was $340,000 and $1,028,000, net of applicable income tax of $131,000 and $628,000, respectively.

         Total comprehensive income for the nine-month periods ended September 30, 1999 and 1998 was $1,098,000 and $2,814,000, net of applicable income tax of $524,000 and $1,666,000, respectively.

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

Financial Condition

The Company's total assets at September 30, 1999 and December 31, 1998 totaled $714.7 million and $665.6 million, respectively, an increase of $49.1 million, or 7.4%, during the nine-month period. This increase was primarily the result of a $44.8 million increase in loans receivable, a $28.5 million increase in investment and mortgage-backed securities, and a $3.5 million increase in Federal Home Loan Bank stock. These increases were partially offset by the $26.3 million decrease in cash and cash equivalents. The increase in total assets was primarily funded by the $85.0 million increase in advances from the Federal Home Loan Bank.

The net increase in loans receivable of $44.9 million, or 18.6%, from $240.8 million at December 31, 1998 to $285.7 million at September 30, 1999 was primarily the result of the purchase of $ 71.9 million of single-family residential mortgage loans and the purchase of $4.5 million of commercial mortgage loans, partially offset by loan repayments. While it is management=s intent to originate the majority of its portfolio loans, similar loan products will be purchased in the secondary markets during periods when opportunities to originate in local markets are not sufficient to satisfy portfolio loan capacity.
                                       8

Investment securities at September 30, 1999 totaled $87.2 million compared to $89.9 million at December 31, 1998. Mortgage-backed securities aggregated $287.5 million at September 30, 1999 compared to $256.2 million at December 31, 1998. The combined increase in securities balances is due to the redeployment of cash equivalents into longer-term securities with higher yields.

The increase in Federal Home Loan Bank stock balances was the result of the purchase of $3.5 million of stock required to support the increase in outstanding advances from the Federal Home Loan Bank.

Total liabilities increased by $50.5 million during the first nine months of 1999 primarily as a result of the $85.0 million, or 52.0%, increase in advances from the Federal Home Loan Bank. This increase was offset by a $32.3 million, or 7.4%, decrease in total deposits balances. The increase in advances from the Federal Home Loan Bank funded the purchase of loans and securities, and the decrease in deposit balances.

Total consolidated stockholders' equity of the Company decreased by $1.4 million or 2.6%, to $51.3 million, or 7.2% of total assets at September 30, 1999, from $52.7 million or 8.0 % of total assets at December 31, 1998. The decrease resulted primarily from the net repurchase of 107,307 shares of common stock at a cost of approximately $1.9 million, a decrease of $2.0 million in accumulated other comprehensive income, partially offset by a net increase to retained earnings of $2.0 million for the nine-month period. During the first quarter of 1999 management announced the completion of its then current share repurchase program, and that the Company-s board of directors had authorized the purchase of up to 152,052 additional shares of the Company's stock in the open market during the subsequent twelve months.

Asset Quality


Management of the Company believes that there has been no material adverse change in the Company's asset quality during the nine-month period ended September 30, 1999.

      The following table sets forth information regarding the Company=s asset quality (dollars in thousands):

                                                                               September 30,     December 31,    September 30,
                                                                                    1999             1998            1998
                                                                                    ----             ----            ----
             Non-performing loans                                                  $1,392           $1,594          $1,734
             Ratio of non-performing loans to gross loans                            0.48%            0.65%           0.77%
             Ratio of non-performing loans to total assets                           0.19%            0.24%           0.25%
             Foreclosed property                                                   $  240           $  308          $  346
             Foreclosed property to total assets                                     0.03%            0.05%           0.05%
             Ratio of total non-performing assets to total assets                    0.23%            0.28%           0.30%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated: (in thousands)

                                                                                      1999            1998
                                                                                      ----            ----
         Beginning balance, January 1,                                              $1,909          $2,029
         Provision                                                                     180              45
         Less: charge-off's (recoveries), net                                          202              (3)
                                                                                     ------         -------
         Ending balance, September 30,                                              $1,887          $2,077
                                                                                    =======         ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Income. The Company recorded net income of $1,055,000, or $0.38 per diluted share, for the three months ended September 30, 1999 as compared to $868,000, or $0.30 per diluted share, for the three months ended September 30, 1998.

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

                                                                       Three Months Ended September 30,
                                                                           Three Months Ended March,
                                                                 1999                                    1998
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4)                           $290,693        5,481         7.54%     $229,198       $4,555         7.95%
    Mortgage-backed securities                      290,070        4,687         6.46%      271,596        4,524         6.66%
    Investment securities                           112,430        1,642         5.84%      125,044        1,828         5.85%
    Other interest-earning assets(1)                  7,060           72         4.08%       48,034          472         3.93%
                                                      -----           --                     ------          ---
      Total interest-earning assets                 700,253       11,882         6.79%      673,872       11,379         6.75%
                                                                  ------                                  ------
Non interest-earning assets                          21,793                                  22,299
                                                     ------                                  ------
      Total assets                                  722,046                                 696,171
                                                    =======                                 =======

Liabilities and stockholders= equity:
  Interest-bearing liabilities:
    Deposits                                        412,557        3,571         3.46%      451,399        4,425         3.92%
    Advances from the FHLB                          248,615        3,457         5.56%      181,692        2,667         5.87%
                                                    -------        -----                    -------        -----
      Total interest-bearing liabilities            661,172        7,028         4.25%      633,091        7,092         4.48%
                                                                   -----                                   -----
Non interest-bearing liabilities                      9,654                                  10,946
                                                      -----                                  ------
      Total liabilities                             670,826                                 644,037
Stockholders= equity                                 51,220                                  52,134
                                                     ------                                  ------
   Total liabilities and stockholders'             $722,046                                $696,171
                                                   ========                                ========
equity...
Net interest income                                               $4,854                                  $4,287
                                                                  ======                                  ======
Interest rate spread (2)                                                         2.54%                                   2.27%
Net yield on interest-earning assets (3)                                         2.77%                                   2.54%
Ratio of average interest-earning assets to
average interest bearing liabilities                                              106%                                    106%



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


                                                                                Three Months Ended
                                                                                   September 30,
                                                                                   1999 vs. 1998
                                                                            -----------------------
                                                                                Increase (Decrease)
                                                                                      Due to
                                                                            -----------------------
                                                                            Volume           Rate        Net
                                                                            ------           ----        ---
Interest income:
    Loans receivable, net                                                  $2,352         ($1,426)       $926
     Mortgage-backed securities                                               867            (704)        163
     Investment securities                                                   (183)             (3)       (186)
     Other interest-earning assets                                           (521)            121        (400)
                                                                            ------        ---------      -----
        Total interest-earning assets                                       2,515          (2,012)        503
                                                                            =====         =========      =====

Interest expense
   Interest-bearing liabilities:
     Deposits                                                                (361)           (493)       (854)
     Advances from the FHLB                                                 1,676            (886)        790
                                                                           ------           -----        ----
        Total interest-bearing liabilities                                  1,315          (1,379)        (64)
                                                                           ------           -----        ----
Net change in net interest income                                          $1,200           ($633)       $567
                                                                           ======           =====        ====


Total Interest Income. Total interest income increased by $503 thousand, or 4.4%, to $11.9 million for the three months ended September 30, 1999 compared with the third quarter of 1998 primarily because of increases in the average balance of loans receivable. The increase in the average balance of loans receivable is primarily attributable to the purchase of $102.8 million of mortgage loans during the first quarter of 1999 and the fourth quarter of 1998. The increased interest income attributable to the increased balance of loans receivable was partially offset by the decrease to the average yield on loans receivable. Two factors, each the result of lower market interest rates during the relevant period, caused the yield to decrease: accelerated repayment of loans with higher coupons, and lower yields on loans purchased as compared to the then-current portfolio yield.

Total Interest Expense. Total interest expense decreased to $7.0 million for the three-month period ended September 30, 1999 from $7.1 million for the same period in 1998 primarily due to increased advances from the Federal Home Loan Bank which were used to fund asset growth and deposit outflows. The average rate paid on Federal Home Loan Bank advances decreased due to the effect of lower rates on new advances, and the Company's use of lower cost convertible advances for a portion of its funding needs.

The average balance of deposits decreased 38.8 million, or 8.6%, from $451.4 million for the three-month period ended September 30, 1998 to $413.0 million for the three-month period ended September 30, 1999. The average rate paid on deposits decreased from 3.92% for the three-month period ended September 30, 1998 to 3.46% for the three-month period ended September 30, 1999. The decrease in the average balances and the average rate paid on deposits resulted from the maturity of higher rate deposits combined with management's efforts to price deposits at lower rates.

Non-interest income. Total non-interest income was $298 thousand for the three-month period ended September 30, 1999 compared with $338 thousand for the same period in 1998. The decrease is attributable to $55 thousand of miscellaneous, non-recurring income that was received during the third quarter of 1998.

Non-interest expense. Total non-interest expense increased by $248 thousand to $3.5 million for the three months ended September 30, 1999 compared to the same period in 1998. Compensation and benefits expenses increased by $195 thousand during the third quarter of 1999 compared to the year earlier period due in large part to the higher number of filled positions during the 1999 quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Income. The Company recorded net income of $3,064,000 or $1.03 per diluted share for the nine months ended September 30, 1999 as compared to $2,850,000 or $0.88 per diluted share for the nine months ended September 30, 1998.

Average Balance Sheet

The following table sets forth information relating to the Company=s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are computed by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively for the periods indicated.


                                        Nine Months Ended September  30,
                                          Three Months Ended March,


                                                                             1998
                                                 Average                    Average       Average                   Average
                                                 Balance      Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                 -------      --------      --------      -------     --------      --------
                                                                           (dollars in thousands)
Assets:
Interest-earning assets:
  Loans receivable (4)                             $284,928      $16,277         7.62%     $235,460      $14,064         7.96%
  Mortgage-backed securities                        272,139       12,983         6.36%      247,944       12,097         6.51%
  Investment securities                             117,037        5,040         5.74%      115,216        5,155         5.97%
  Other interest-earning assets(1)                   16,734          619         4.93%       38,022        1,202         4.22%
                                                     ------          ---                     ------        -----
    Total interest-earning assets                   690,838       34,919         6.74%      636,642       32,518         6.81%
                                                                  ------                                  ------
Non interest-earning assets                          24,455                                  22,277
                                                     ------                                  ------
    Total assets                                    715,293                                 658,919
                                                    =======                                 =======

Liabilities and stockholders= equity:
  Interest-bearing liabilities:
     Deposits                                       420,949       11,135         3.53%      449,929       13,103         3.88%
    Advances from the FHLB                          232,628        9,670         5.54%      147,248        6,241         5.65%
                                                    -------        -----                    -------        -----
      Total interest-bearing liabilities            653,577       20,805         4.24%      597,177       19,344         4.32%
                                                                  ------                                  ------
Non interest-bearing liabilities                      9,936                                  10,336
                                                      -----                                  ------
      Total liabilities                             663,513                                 607,513
Stockholders' equity                                 51,780                                  51,406
                                                     ------                                  ------
    Total liabilities and stockholders'            $715,293                                $658,919
                                                   ========                                ========
equity
Net interest income                                              $14,114                                 $13,174
                                                                 =======                                 =======
Interest rate spread (2)                                                         2.50%                                   2.49%
Net yield on interest-earning assets (3)                                         2.72%                                   2.76%
Ratio of average interest-earning assets to
average interest bearing liabilities                                              106%                                    107%




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


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                          1999 vs. 1998
                                                                           -----------------------------------------
                                                                                      Increase (Decrease)
                                                                                            Due to
                                                                           -----------------------------------------
                                                                            Volume           Rate             Net
                                                                            ------           ----             ---
Interest income:
     Loans receivable, net                                                  $3,170           ($957)           $2,213
     Mortgage-backed securities                                              1,319            (433)              886
     Investment securities                                                     121            (236)             (115)
     Other interest-earning assets                                            (865)            280              (583)
        Total interest-earning assets                                        3,745          (1,344)            2,401

Interest expense
   Interest-bearing liabilities:
      Deposits                                                                (820)         (1,148)           (1,968)
     Advances from the FHLB                                                  3,631            (202)            3.429
        Total interest-bearing liabilities                                   2,811          (1,350)            1,461


Net change in net interest income                                             $934               $6             $940

Total Interest Income. Total interest income increased by $2.4 million, or 9.0%, to $34.9 million for the nine months ended September 30, 1999 compared with the first nine months of 1998 primarily because of increases in the average balance of loans receivable and mortgage-backed securities. The increase in the average balances of loans receivable is primarily attributable to the purchase of $102.8 million of mortgage loans in the first quarter of 1999 and the fourth quarter of 1998. The increased interest income attributable to the increased average balance of loans receivable was partially offset by the decrease to the average yield on loans receivable. Two factors, each the result of lower market interest rates during the relevant period, caused the yield to decrease: accelerated repayment of loans with higher coupons, and lower yields on loans purchased as compared to the then-current portfolio yield.

Total Interest Expense. Total interest expense increased to $20.8 million for the nine-month period ended September 30, 1999 from $19.3 million for the same period in 1998 primarily due to increased advances from the Federal Home Loan Bank which were used to fund asset growth and deposit outflows.

The average balance of deposits decreased $29.0 million, or 6.4%, from $450.0 million for the nine-month period ended September 30, 1998 to $420.9 million for the nine-month period ended September 30, 1999. The average rate paid on depositsdecreased from 3.88% for the nine-month period ended September 30, 1998 to 3.53% for the nine-month period ended September 30, 1999. The decrease in the average balances and the average rate paid on deposits resulted from the maturity of higher rate deposits combined with management's efforts to price deposits at lower rates.

Non-interest income. Total non-interest income was $919 thousand for the nine-month period ended September 30, 1999 compared with $1.4 million for the same period in 1998. The decrease of $525 thousand is primarily attributable to the decrease in the gain on sale of loans and securities

Non-interest expense. Total non-interest expense increased $74 thousand to $10.1 million for the nine months ended September 30, 1999 compared to the same period in 1998. Data processing decreased by $435 thousand as a result of conversion to an in-house data processing system, which occurred during the second quarter of 1998. Professional fees increased by $84 thousand as a result of consulting fees associated with Year 2000 compliance remediation and testing. In addition, compensation and benefits, occupancy and equipment, and other expenses increased by a combined $490 thousand, primarily due to the conversion to an in-house data processing system.


LIQUIDITY AND CAPITAL RESOURCES


Liquidity


The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, and new advances from the Federal Home Loan Bank. There has been no material adverse change during nine-month period ended September 30, 1999 in the ability of the Company and its subsidiaries to fund their operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank's regulatory liquidity was 17.2% and 25.4% at September 30, 1999 and 1998, respectively.

At September 30, 1999, the Savings Bank had outstanding commitments to originate loans of $11.5 million, to purchase investment securities of $677 thousand and to fund undisbursed balances of closed loans and unused lines of credit of $31.2 million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of September 30, 1999.

YEAR 2000

Readiness Efforts

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project is based on management=s best estimates, which are derived utilizing a number of assumptions regarding future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these events will occur as planned and actual results could differ. Moreover, although management believes it will be able to make the necessary systems modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

In 1998, a comprehensive project plan (APlan@) to address the Year 2000 problem and related issues as those relate to the Company's operations was developed, approved by the Board of Directors and implemented. The Company=s Year 2000 effort is proceeding in accordance with the written Plan. Progress reports are provided to the Board at least monthly.

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

The Company's Plan is divided into four broad areas of concern: hardware, software, service providers and customers. Year 2000 issues being addressed in each of these areas include both information-related technology and non-information related technology. A project team that consists of key members of the Company=s technology staff, representatives of functional business units and senior management was developed. From the assessment, the Company identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations. Formal communications with those providers of data processing capabilities and other external service providers were initiated in 1997 and 1998 to assess the Year 2000 readiness of their products and services.

Thus far, responses indicate that the significant providers are currently following plans developed to address processing of transactions beginning January 1, 2000. The Company has contacted all significant commercial borrowers to ensure that each one is following a plan intended to mitigate Year 2000 risks to their business. In addition, the Company has used statement inserts and direct mailings in order to make its depositors aware of Year 2000 issues. The Company contacted all non-information technology suppliers (i. e. utility systems, telephone systems, etc.) regarding their Year 2000 state of readiness. These parties have indicated that they have established Year 2000 plans and are in various stages of remediation and testing. We are unable to test the Year 2000 readiness of our significant suppliers of utilities. We are relying on the utility companies= internal testing and representations in order for the Company to conclude that they will be able to deliver the resources necessary for the Company to operate its systems. The Company is unable to determine what recourse it will have should these utilities fail to successfully resolve their Year 2000 issues.

Costs

The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $90 thousand for the twelve month period ending December 31, 1999. Approximately $10 thousand of these expenses had not been incurred at September 30, 1999.

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

Contingency Plans


Realizing that some disruption may occur despite its best efforts, the Company has developed contingency plans for each mission-critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company's contingency plan is substantially complete. The Company's contingency plan provides for the replacement of a service provider, or substitution of alternative procedures in the case of a process, as soon as it becomes apparent that any service provider will fail to perform or that any process will fail. This phase of the plan will be tested and validated throughout the remainder of 1999. In order to ensure the availability of a command and control center, the Company installed during the third quarter of 1999 a natural gas powered generator at its primary data processing facility. This generator is intended to enable the Company to keep its core customer account processing systems on-line for an extended period of time.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management


The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ending September 30, 1999.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

      ITEM 1.  LEGAL PROCEEDINGS
               Not applicable.

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
               Not applicable.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

      ITEM 5.  OTHER INFORMATION
               None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
               (a)     Exhibits

               Exhibit 27 - Financial data schedule (in electronic filing only)

               (b)     Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TF FINANCIAL CORPORATION



                                            /s/John R. Stranford
                                            ----------------------------------
Date:      November 12, 1999                John R. Stranford
           -----------------
                                            President and CEO
                                            (Principal Executive Officer)

                                            /s/Dennis R. Stewart
                                            ---------------------------------
Date:      November 12, 1999                Dennis R. Stewart
           -----------------
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial & Accounting
                                            Officer)