Form 10-K405
period 1999-12-31
TF FINANCIAL CORP
filed 2000-03-29
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1999
                          ------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                   to
                                    -----------------    --------------

                         Commission File Number: 0-24168

                            TF FINANCIAL CORPORATION
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                  74-2705050
---------------------------------------------          -------------------
(State or Other Jurisdiction of Incorporation           I..R.S. Employer
  or Organization)                                     Identification No.)

        3 Penns Trail, Newtown, Pennsylvania                 18940
---------------------------------------------          -------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:       (215) 579-4000
                                                       -------------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the Nasdaq System on March 20, 2000, was $31.0 million (2,141,091 shares at $14.50 per share).

         As of March 20, 2000 there were outstanding 2,843,874 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2000  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Business
-----------------

                             BUSINESS OF THE COMPANY

         On July 13, 1994, the Registrant, TF Financial Corporation (the "Company") consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Savings Bank (the "Bank") as part of the Bank's mutual-to-stock conversion. The Registrant was incorporated under Delaware law in March 1994. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Registrant does not transact any material business other than through its subsidiaries: Third Federal Savings Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 1999, the Company had total assets of $721.9 million, total liabilities of $673.4 million and stockholders' equity of $48.5 million.

                              BUSINESS OF THE BANK

         The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association. The Bank's deposits are insured up to the maximum amount allowable by the FDIC.

         The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank significantly expanded its operations in Philadelphia and Bucks Counties, Pennsylvania in June 1992 with its acquisition of Doylestown Federal Savings and Loan Association ("Doylestown"). In September 1996, the Bank expanded its operations to include Mercer County, New Jersey with the acquisition of three branch offices, certain assets and $143 million of deposits from Cenlar Federal Savings Bank ("Cenlar"). The Bank added a fourth branch office in Mercer County in December, 1999 with the Company's acquisition of Village Financial Corporation ("Village"). The Village acquisition was consistent with the Bank's strategic goal of growing its market share within its market area and reaching into adjacent market areas, through low-cost, fill-in or market-extension acquisitions. The Bank currently operates fifteen branch offices in Bucks and Philadelphia counties, Pennsylvania and in Mercer County, New Jersey. The Bank expects to open its sixteenth branch office in Bucks County, Pennsylvania during the first quarter of 2000.

         The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 1999, one- to four-family residential mortgage loans totaled $168.1 million or 57.9% of the Bank's total loan portfolio. At that same date, the Bank had approximately $292.4 million or 40.5% of total assets invested in mortgage-backed securities and $88.7 million or 12.3% of total assets in investment securities. To a lesser extent, the Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has one subsidiary, Third Delaware Corporation, which was incorporated in August 1998 for the purpose of holding and managing investment securities for the Bank.

Market Area

         The Bank operates five offices in Philadelphia County and six offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of Philadelphia. The population of these two counties totals over 2.1 million. The Bank also operates four branch offices in Mercer County, New Jersey including the recently opened branch office acquired in the Village acquisition in December 1999. The population of Bucks and Mercer Counties has experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered very limited lending opportunities, Bucks and Mercer Counties, with growing populations, have offered the Bank much greater lending opportunities.

Competition

         The Bank faces varying degrees of competition from local thrifts and credit unions at its various branch locations. Stronger competition has come from local and much larger regional banks based in and around the Philadelphia area. Commercial banks hold approximately 80% of the deposit market in Philadelphia County, 68% in Bucks County and 66% in Mercer County. The Bank's share of the deposit market in Philadelphia, Bucks and Mercer Counties is very small, at .70%, 1.74% and 1.23%, respectively.

Lending Activities

         General. The Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 1999, the Bank's mortgage loans outstanding were $245.3 million, of which $168.1 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 22.8% were ARM's and 77.2% were fixed-rate loans. Total ARM mortgage loans in the Bank's portfolio at December 31, 1999, amounted to $95.8 million or 33.0% of total mortgage loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $65.3 million and $12.1 million, respectively.

         Consumer and other loans held by the Bank totaled $44.6 million or 15.4% of total loans outstanding at December 31, 1999, of which $16.8 million or 5.8% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $9.3 million, $3.2 million and $15.3 million, respectively.

         The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                         At December 31,
                                        1999                1998              1997                1996               1995
                                --------------------  ----------------  ------------------  -----------------  -----------------
                                            Percent           Percent            Percent             Percent            Percent
                                  Amount     Total     Amount of Total   Amount  of Total    Amount  of Total  Amount   of Total
                                  ------    -------    ------ --------   ------  --------    ------  --------  ------   --------
                                                                      (Dollars in thousands)
Mortgage loans:
  One- to four-family........   $168,057     57.93%  $152,819  62.93%  $198,328    78.43% $265,618    85.16% $204,430    85.00%
  Commercial real estate
    and multi-family.........     65,346     22.53     55,208   22.73    26,653    10.54    20,427     6.55    10,294     4.28
  Construction...............     12,074      4.16      5,352    2.20     5,052     2.00     4,720     1.51     3,604     1.50
                                 -------    ------    -------  ------   -------   ------   -------   ------   -------     ----
       Total mortgage loans..    245,477     84.63    213,379   87.86   230,033    90.97   290,765    93.22   218,328    90.78
Consumer and other loans:
  Home equity and second
    mortgage.................     16,816      5.80     12,995    5.35    12,147     4.80     9,661     3.10    10,635     4.42
  Commercial business........      9,339      3.22      6,666    2.74     2,798     1.11     3,126     1.00     2,887     1.20
  Leases.....................      3,195      1.10      2,305    0.95     1,671     0.66     3,093     0.99     3,590     1.49
  Other......................     15,249      5.26      7,521    3.10     6,230     2.46     5,261     1.69     5,072     2.11
                                 -------    ------    -------  ------   -------   ------   -------   ------   -------   ------
       Total consumer and
         other loans.........     44,599     15.37     29,487   12.14    22,846     9.03    21,141     6.78    22,184     9.22
                                 -------    ------     ------  ------   -------   ------   -------   ------   -------   ------
       Total loans...........    290,076    100.00%   242,866  100.00%  252,879   100.00%  311,906   100.00%  240,512   100.00%
                                 =======    ======    =======  ======   =======   ======   =======   ======   =======   ======
Less:
  Unearned discount, premium,
    deferred loan fees, net..        180                  116               139                530                753
  Allowance for loan losses..      1,917                1,909             2,029              1,806              1,484
                                 -------              -------           -------            -------            -------
      Total loans, net.......   $287,979             $240,841          $250,711           $309,570           $238,275
                                 =======              =======           =======            =======            =======
Mortgage-backed securities
held-to-maturity:
  FHLMC......................     52,625     32.91    $47,239   26.10%  $76,523    53.12%  $90,016    58.54% $ 65,834    47.76%
  FNMA.......................     24,983     15.63     12,726    7.03    22,927    15.91    27,547    17.92    33,150    24.05
  GNMA.......................     46,651     29.18     56,318   31.12     7,483     5.19     6,043     3.93     7,644     5.55
  Real estate investment
    mortgage conduit.........     35,271     22.06     64,180   35.47    36,389    25.26    29,220    19.00    30,033    21.79
  Collateralized mortgage
    obligations..............         --        --         --                --                 --                 19     0.01
  Other mortgage-backed
    securities...............        358      0.22        501    0.28       752     0.52       932     0.61     1,161     0.84
                                 -------    ------    -------  ------   -------   ------   -------   ------    ------   ------
    Total mortgage-backed and
      related securities
      held-to-maturity.......   $159,888    100.00%  $180,964  100.00% $144,074   100.00% $153,758   100.00% $137,841   100.00%
                                 =======    ======    =======  ======   =======   ======   =======   ======   =======   ======
Mortgage-backed
securities
available-for-sale:
    FHLMC....................      7,233      5.46   $ 13,214   17.55% $ 19,223    52.17% $  8,905    40.43% $ 15,422    52.03%
    FNMA.....................     27,963     21.10     32,178   42.74     7,863    21.34     3,240    14.71     4,010    13.53
    GNMA.....................      8,338      6.29     10,284   13.66        --                 --                 --
    Real estate investment
      mortgage conduit.......     88,981     67.15     19,609   26.05     9,761    26.49     9,882    44.86    10,208    34.44
                                 -------    ------    -------  ------   -------   ------   -------   ------   -------   ------
      Total..................   $132,515    100.00%  $ 75,285  100.00% $ 36,847   100.00% $ 22,027   100.00% $ 29,640   100.00%
                                 =======    ======    =======  ======   =======   ======   =======   ======   =======   ======

         Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in the Bank's loan and mortgage-backed securities portfolios based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2000, are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.

                                                 Due 1/1/00 -  Due 1/1/01 -     Due After
                                                   12/31/00      12/31/04         1/1/05
                                                   --------      --------         ------
                                                             (In thousands)
Available for sale:
  Mortgage-backed securities ..................         --       $  6,637       $125,878

Held to Maturity:
  One-to-four family ..........................   $    127          2,986        164,944
  Commercial real estate and multi-family .....          8          5,953         59,385
  Construction ................................     10,483          1,591           --
  Consumer and other ..........................      1,564         23,472         19,259
                                                  --------       --------       --------
  Total loans receivable ......................     12,182         34,002        243,588
  Mortgage-backed securities ..................      2,289          4,551        153,048
                                                  --------       --------       --------
  Totals ......................................   $ 14,471       $ 38,553       $396,636
                                                  ========       ========       ========

         The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2000, which have predetermined interest rates and which have floating or adjustable interest rates.

                                             Predetermined       Floating or
                                                 Rates         Adjustable Rate
                                               ----------      ---------------
                                                      (In thousands)
Available for sale:
  Mortgage-backed securities ...............   $132,515                 --
  Totals

Held to Maturity:
  One-to-four family .......................   $129,569           $ 38,361
  Commercial real estate and multi-family ..     34,220             31,118
  Construction .............................       --                1,591
  Consumer and other .......................     29,126             13,605
                                               --------           --------
  Total loans receivable ...................    192,915             84,675
  Mortgage-backed securities ...............    157,381                218
                                               --------           --------
  Totals ...................................   $350,296           $ 84,893
                                               ========           ========

         One- to Four-Family Mortgage Loans. The Bank offers first mortgage loans secured by one- to four-family residences in the Bank's lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Bank generally originates and invests in one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided on the amount in excess of 80%.

         Loan originations are generally obtained from existing or past customers, members of the local community, and referrals from established builders and realtors within the Bank's lending area. Mortgage loans originated and held by the Bank in its portfolio generally include due-on sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

         At December 31, 1999, 68.5% of mortgage loans consisted of one- to four-family residential loans, of which 22.8% were ARM loans.

         The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1 to 2 % per adjustment with a lifetime cap of 5 to 6% over the life of the loan. The ARM loans acquired as a result of the Doylestown merger adjust at the end of one or three years and adjust by a maximum of 2.00% per adjustment with a lifetime cap of 5.00% over the life of the loan.

         The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The origination fees for fixed-rate loans were generally 3.0% at December 31, 1999. Generally, the Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. While it does not presently do so, the Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights certain loans.

         The Bank, however, is primarily a portfolio lender. As of December 31, 1999, the Bank's portfolio of loans serviced for others totaled approximately $15.9 million.

         Commercial Real Estate and Multi-Family Loans. The Bank has historically originated a limited number of loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes.

         The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan. Currently, it is the Bank's philosophy to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The commercial real estate and multi-family loans in the Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates for terms of up to 25 years. The Bank's current policy is to originate commercial real estate and multi-family loans as ARM's that are generally amortized over a period of 20 years or as balloon loans which generally have terms of 5 to 10 years, with 20-25 year amortizations.

         Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 1999, the five largest commercial real estate and multi-family loans totaled $12.5 million with no single loan larger than $3.3 million. At December 31, 1999, all such loans were current and the properties securing such loans are in the Bank's market area.

         Construction Loans. At December 31, 1999, the Bank had $12.1 million of construction loans or 4.2% of the Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer and Other Loans. The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $44.6 million or 15.4% of the Bank's total loan portfolio at December 31, 1999. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

         In connection with consumer loan applications, the Bank verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed and approved by the Bank. The Bank reviews the credit report of the borrower as well as the value of the unit which secures the loan.

         The Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate gap management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 1999, $413,000, or .9%, of the Bank's consumer loans were delinquent more than 90 days.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

         The Bank offers second mortgage loans on one- to four-family residences. At December 31, 1999, second mortgage and home equity loans totaled $16.8 million, or 5.8% of the Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residential loans.

         The Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 1999, the Bank had approximately $9.3 million outstanding in commercial business loans, which represented approximately 3.2% of its total loan portfolio.

         Loan Approval Authority and Underwriting. The Board of Directors sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower. Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan. A Lending Vice President may approve a secured loan up to $250,000 and an unsecured loan up to $50,000 individually. Each In-House Loan Committee member may approve a secured loan up to $500,000 and an unsecured loan up to $100,000. Any two In-House Loan Committee members may combine their secured lending authority up to $1.0 million. A majority of the In-House Loan Committee members may approve a secured loan up to $4.0 million and an unsecured loan up to $250,000. Generally, all loans over $4.0 million, or loans that cause the proposed total exposure to exceed $4.0 million, require approval by the Board Loan Committee.

         One- to four-family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Bank. The Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser or loan officer determines the stage of completion based upon its physical inspection of the construction. It is the Bank's policy to obtain title insurance or a title opinion on all real estate first mortgage loans. Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan. For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

         Loans to one Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $6.6 million as of December 31, 1999.

         At December 31, 1999, the Bank's five largest aggregate lending relationships had balances ranging from $6.1 to $3.2 million. At December 31, 1999, all of these loans were current.

Mortgage-Backed Securities

         To supplement lending activities, the Bank invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of December 31, 1999, consisted of certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($59.9 million), Government National Mortgage Association ("GNMA"), ($55.0 million) Federal National Mortgage Association ("FNMA") ($52.9 million), real estate mortgage investment conduits ("REMICs") ($124.2 million), and other mortgage-backed securities ($358,000).

         At December 31, 1999, the carrying value of mortgage-backed securities totaled $292.4 million, or 40.5% of total assets. The market value of such securities totaled approximately $286.7 million at December 31, 1999.

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

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

         The CMOs and REMICs held by the Bank at December 31, 1999, consisted solely of fixed-rate notes and adjustable-rate notes with contractual maturities ranging from .8 to 29.4 years. The portfolio of CMOs and REMICs held within the Bank's mortgage-backed securities portfolio at December 31, 1999, did not include any residual interests. Further, at December 31, 1999, the Bank's mortgage-backed securities portfolio did not include any "stripped" CMOs and REMICs, i.e. CMOs and REMICs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest.

         The following table sets forth the carrying value of the Bank's mortgage-backed securities held in portfolio at the dates indicated.

                                                        At December 31,
                                                --------------------------------
                                                 1999        1998        1997
                                               ---------    --------    --------
                                                         (In thousands)
Held to maturity:
  GNMA-fixed rate ..........................    $ 46,651    $ 56,318    $  7,483
  FHLMC ARMs ...............................         218         269         281
  FHLMC-fixed rate .........................      52,407      46,970      76,242
  FNMA-fixed rate ..........................      24,983      12,726      22,927
  CMOs .....................................        --          --          --
  Remics ...................................      35,271      64,180      36,389
  Other mortgage-backed securities .........         358         501         752
                                                --------    --------    --------
   Total mortgage-backed securities ........    $159,888    $180,964    $144,074
                                                ========    ========    ========
Mortgage-backed securities
Available-for-sale:
  FHLMC ....................................    $  7,233    $ 13,214    $ 19,223
  FNMA .....................................      27,963      32,178       7,863
  GNMA .....................................       8,338      10,284        --
  Remics ...................................      88,981      19,609       9,761
                                                --------    --------    --------
    Total mortgage-backed securities
      available-for-sale ...................    $132,515    $ 75,285    $ 36,847
                                                ========    ========    ========

         Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Bank's mortgage-backed securities portfolio at December 31, 1999. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                   Contractual
                                 Held Contractual             Available-For-
                                   To Maturity                    Sale
                                  Maturities Due     WAC     Maturities Due    WAC
                                  --------------     ---     --------------    ---
                                                  (Dollars in thousands)
Less than 1 year                     $  2,289       6.07%       $    --          --%
1 to 3 years                            2,594       6.99          5,519        7.07
3 to 5 years                            1,957       7.23          1,118        6.58
5 to 10 years                          17,681       7.34         16,048        6.75
10 to 20 years                         15,359       6.80         39,989        6.19
Over 20 years                         120,008       6.74         69,841        6.78
                                      -------       ----         ------        ----
Total mortgage-backed securities     $159,888       6.81%      $132,515        6.61%
                                      =======       ====        =======        ====

Non-Performing and Problem Assets

         Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment after the loan is 15 days past due. In the event payment is not then received, additional letters and phone calls are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan and attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

         In the case of commercial real estate and multi-family loans, and construction loans, the Bank generally attempts to contact the borrower by telephone after any loan payment is ten days past due and a senior loan officer reviews all collection efforts made if payment is not received after the loan is 30 days past due. Decisions as to when to commence foreclosure actions for commercial real estate and multi-family loans and construction loans are made on a case by case basis. The Bank may consider loan work-out arrangements with these types of borrowers in certain circumstances.

         On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

         Delinquent Loans. Generally, the Bank reserves for uncollected interest on loans past due 90 days or more. Loans also are placed on a nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further collection. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank had no loans contractually past due 90 days or more or for which accrued interest has been recorded. At December 31, 1999, the Bank had no significant impaired loans within the meaning of SFAS No. 114 and SFAS No. 118.

                                                              At December 31,
                                               ---------------------------------------------
                                               1999      1998      1997      1996      1995
                                               -----    ------    ------    ------    ------
                                                            (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .....................   $  880    $  896    $  776    $  922    $  999
  Commercial real estate and multi-family .       24        97        --        --        28
Consumer and other ........................      413       609       606     1,050       776
                                               -----    ------    ------    ------    ------
   Total non-accrual loans ................    1,317    $1,602    $1,382    $1,972    $1,803
                                               =====    ======    ======    ======    ======

Real estate owned, net ....................   $  546    $  308    $  351    $  112    $  129
Other non-performing assets ...............       --        --        --        --        --
                                               -----    ------    ------    ------    ------
Total non-performing assets ...............   $1,863    $1,910    $1,733    $2,084    $1,932
                                              ======    ======    ======    ======    ======
Total non-accrual loans to net loans ......     0.46%     0.67%     0.55%     0.64%     0.76%
                                              ======    ======    ======    ======    ======
Total non-accrual loans to total assets ...     0.18%     0.24%     0.23%     0.30%     0.37%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets     0.26%     0.29%     0.29%     0.32%     0.39%
                                              ======    ======    ======    ======    ======

         At December 31, 1999, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

         At December 31, 1999, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but that do not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.
         The following table provides further information in regard to the Bank's classified assets as of December 31, 1999.

                                                    At
                                                December 31,
                                                   1999
                                               -------------
                                                (In thousands)

                 Special mention assets .......   $  719
                 Substandard ..................    2,167
                 Doubtful assets ..............       --
                 Loss .........................       --
                                                  ------
                    Total classified assets....   $2,886
                                                  ======

-------------
(1) Substandard assets include approximately $296,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or cost. If the property subsequently decreases in estimated value from the initial recorded amount, the Bank will provide an additional valuation allowance, through a charge to earnings, if the decrease is judged by management to be temporary, or the Bank will write the property down, through a charge to earnings, to the new estimated value if the decrease is judged by management to be permanent.

         The Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In substance, foreclosures are accounted for as loans until such time that title to the collateral is acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures.

         Allowances for Loan Losses. The Bank provides valuation allowances for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The Bank's determination as to the amount of its allowance for loan losses is subject to review of the federal regulatory agencies, the OTS and FDIC, which can order the establishment of additional general or specific loan loss reserves. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                     For the Years Ended December 31,
                                   ---------------------------------------------------------------
                                      1999          1998        1997           1996        1995
                                      ----          ----        ----           ----        ----
                                                       (Dollars in thousands)
Balance at beginning of period .   $ 1,909     $   2,029     $ 1,806     $    1,484     $ 1,473
Provision for loan losses ......       300            60         397            330          72
Charge-offs:
  One- to four-family ..........        --            --          (1)            --         (48)
  Commercial and multi-family
  real estate loans ............        --            --          --             --          --
  Consumer and other loans .....      (296)         (180)       (173)            (8)        (13)
Recoveries:
  Commercial and multi-family
  real estate loans ............        --            --          --             --          --
  Consumer and other loans .....         4            --          --             --          --
                                   -------     ---------     -------     ----------     -------
Balance at end of year(1) ......   $ 1,917     $   1,909     $ 2,029     $    1,806     $ 1,484
                                   =======     =========     =======     ==========     =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period       0.10%         0.08%       0.06%         0.003%       0.04%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period    145.56%       119.16%      147.0%          91.6%       82.3%
Ratio of allowance for loan
  losses to net loans receivable
  at the end of period .........      0.67%         0.79%       0.81%          0.58%       0.62%
Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of period ..    132.21%       116.07%     137.33%         92.03%       76.8%

--------------
(1) The Bank had not incurred any material charge-offs or received any material recoveries on the one-to four-family and consumer loan portfolios for any of the periods presented.

         The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                   At December 31,
                        ------------------------------------------------------------------------------------------------------------
                              1999                 1998                 1997                  1996                 1995
                        -------------------- ------------------  --------------------- -------------------- ------------------------
                                 Percent of          Percent of             Percent of           Percent of           Percent of
                                 Loans to             Loans to               Loans to             Loans to             Loans to
                                  Total                Total                  Total                Total                Total
                         Amount   Loans      Amount    Loans       Amount     Loans     Amount     Loans     Amount     Loans
                         ------   -----      ------    -----       ------     -----     ------     -----     ------     -----
                                                                 (Dollars in thousands)
At end of period
 allocated to:
One- to four-family..... $1,098     57.9%    $1,205      62.9%     $1,503      78.4%    $1,330      73.7%    $1,042      85.1%
Commercial real estate
 and multi-family.......    426     22.5        508      22.8         202      10.5        102       5.7         46       4.1
Construction............     79      4.2         97       2.2          37       2.0         24       1.3         24       1.6
Consumer and
  other loans...........    314     15.4         99      12.1         287       9.1        350      19.3        372       9.2
                         ------    -----    -------     -----     -------     -----    -------     -----     ------     -----
Total allowance......... $1,917    100.0%   $ 1,909     100.0%    $ 2,029     100.0%   $ 1,806     100.0%    $1,484     100.0%
                         ======    =====    =======     =====     =======     =====    =======     =====     ======     =====


Investment Activities

         The investment policy of the Bank, which is established by the Board of Directors and implemented by the Asset Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors. Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

         The following table sets forth certain information regarding the amortized cost and market values of the Bank's investments at the dates indicated.

                                                     At December 31,
                                -----------------------------------------------------------
                                         1999              1998                1997
                                ------------------  ------------------  -------------------
                                Amortized   Market  Amortized   Market  Amortized   Market
                                  Cost      Value     Cost      Value     Cost      Value
                                 -------   -------   -------   -------   -------   -------
                                                                     (In thousands)
Interest-earning deposits ....   $ 5,984   $ 5,984   $19,267   $19,267   $25,628   $25,628
                                 =======   =======   =======   =======   =======   =======

Investment securities
held-to-maturity:
  U.S. government and agency
    obligations ..............   $57,455   $55,500   $73,612   $73,747   $50,278   $50,433
  State and political
    subdivisions .............     4,284     4,168     4,283     4,361     2,544     2,593
  Corporate debt securities ..     5,021     4,870     3,000     2,986      --        --
                                 -------   -------   -------   -------   -------   -------
    Total ....................   $66,760   $64,538   $80,895   $81,094   $52,822   $53,026
                                 =======   =======   =======   =======   =======   =======

Securities available-for-sale:
  U.S. government and agency
    obligations ..............   $11,994   $11,558   $ 8,000   $ 8,045   $31,254   $31,327
  State and political
    subdivisions .............     3,783     3,696        --        --        --        --
  Corporate Debt
     Securities ..............     6,053     5,833        --        --        --        --
  Equity securities
    (SLMA stock) .............        --        --        --        --        10       210
  Mutual funds ...............       500       493       500       497       500       500
    Other ....................       500       350       500       500        --        --
                                 -------   -------   -------   -------   -------   -------
    Total ....................   $22,830   $21,930   $ 9,000   $ 9,042   $31,764   $32,037
                                 =======   =======   =======   =======   =======   =======

Investment Portfolio Maturities

         The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 1999.

                                                                                                                   Total
                  One Year or Less     One to Five Years        Five to Ten Years    More than Ten Years   Investment Securities (2)
                  -------------------  ---------------------  ---------------------  -------------------  -------------------------
                  Amortized  Average    Amortized   Average   Amortized    Average    Amortized   Average Amortized Average Market
                    Cost      Yield       Cost       Yield       Cost       Yield       Cost       Yield    Cost     Yield  Value
                    ----      -----       ----       -----       ----       -----       ----       -----    ----     -----  -----
                                                             (Dollars in thousands)
U.S. government
  obligations.... $5,007       6.18%     $    --        --%    $    --         --%    $     --        --%  $ 5,007    6.18% $ 5,019
U.S. agency
  obligations....     --         --       53,016      5.91      11,426       6.66           --        --    64,442    6.05   62,039
Municipal
  obligations....    425       4.49           --        --       1,590       4.72        6,052      5.56     8,067    5.34    7,864
Corporate
  obligations....     --         --       11,074      5.72          --         --           --        --    11,074    5.72   10,703
Other
  securities(1)..  1,000       4.91           --        --          --         --           --        --     1,000    4.91      843
                  ------       ----      -------      ----     -------       ----       ------      ----   -------    ----  -------
  Total           $6,432       5.90%     $64,090      5.88%    $13,016       6.43%      $6,052      5.56%  $89,590    5.94% $86,468
                  ======       ====      =======      ====     =======       ====       ======      ====   =======    ====  =======

--------------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.
(2) Includes $21.9 million of U.S. government and agency obligations and other investments which are carried as available-for-sale at December 31, 1999. Investment securities available-for-sale are carried at market value.

Sources of Funds

         General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $30.6 million or 7.6% consist of IRA, Keogh or SEP retirement accounts at December 31, 1999.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 1999, core deposits amounted to 61.02% of total deposits.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. The Bank does not have significant amount of deposits from out-of-state sources. Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.


                                                                                At December 31,
                                      ----------------------------------------------------------------------------------------------
                                                   1999                              1998                         1997
                                      ------------------------------ ---------------------------------  ----------------------------

                                                           Weighted                           Weighted                      Weighted
                                                 Percent    Average               Percent      Average             Percent  Average
                                                 of Total   Nominal               of Total     Nominal             of Total  Nominal
                                       Amount    Deposits    Rate     Amount      Deposits      Rate     Amount    Deposits   Rate
                                       --------   ------     ----   --------       ------       ----   --------     ------     ----
                                                                       (Dollars in thousands)
  Transaction Accounts
  Interest-bearing checking accounts    $45,804    11.40%    1.20%  $ 44,971        10.25%      1.12%   $40,360       8.96%    1.01%
  Money market accounts                  32,793     8.16     3.59     32,556         7.42       3.37     32,777       7.28     3.32
  Non-interest-bearing checking
    accounts                              7,033     1.75     0.00      6,231         1.42       0.00      5,037       1.12     0.00
                                       --------   ------     ----   --------       ------       ----   --------     ------     ----
     Total transaction accounts          85,630    21.32              83,758        19.08                78,174      17.36

  Fixed-rate passbook accounts          123,033    30.63     2.47    122,213        27.84       2.50    122,952      27.30     2.50
  Adjustable-rate passbook accounts      36,457     9.08     4.14     43,651         9.95       4.13     51,277      11.38     4.97
                                       --------   ------     ----   --------       ------       ----   --------     ------     ----
      Total passbook accounts           159,490    39.70             165,864        37.79               174,229      38.68
  Certificates of deposit               156,578    38.98     4.90    189,291        43.13       5.02    198,026      43.96     5.38
                                       --------   ------     ----   --------       ------       ----   --------     ------     ----
      Total deposits                   $401,698   100.00%    3.47%  $438,913       100.00%      3.64%  $450,429     100.00%    3.95%
                                       ========   ======     ====   ========       ======       ====   ========     ======     ====

At December 31, 1999, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                 Amount
                                                 ------
                Maturing Period              (In thousands)
                ---------------
                Three months or less ........   $ 1,769
                Over three through six months       889
                Over six through 12 months ..     3,788
                Over 12 months ..............     5,771
                                                -------
                    Total ...................   $12,217
                                                =======

         The following table presents, by various rate categories, the amount of time deposits outstanding at December 31, 1999, 1998 and 1997, and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                            Period to Maturity from
                                            December 31, 1999                             At December 31,
                                 --------------------------------------       ------------------------------------------
                                 Within          One to
                                 One Year      Three Years   Thereafter          1999            1998             1997
                                 --------      -----------   ----------          ----            ----             ----
                                                            (In thousands)
Time deposits:
  2.00% to 2.99%                 $    --          $    --       $   --        $     --         $     --        $     18
  3.00% to 3.99%                  23,769              836           --          24,605           22,824          16,897
  4.00% to 4.99%                  44,430           14,618        2,882          61,930           57,733          37,455
  5.00% to 5.99%                  20,914           28,360        4,160          53,434           94,210         136,860
  6.00% to 6.99%                   1,505           14,513          365          16,383           14,048           5,944
  7.00% to 7.99%                       7              122           53             182              208             314
  8.00% to 8.99%                      44               --           --              44              221             453
  9.00% to 9.99%                      --               --           --              --               47              85
                                 -------          -------       ------        --------         --------        --------
       Total                     $90,669          $58,449       $7,460        $156,578         $189,291        $198,026
                                 =======          =======       ======        ========         ========        ========

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window. The following tables set forth the maximum month-end balance, period ending balance, and weighted average balance of outstanding FHLB advances at the dates and for the periods indicated, tegether with the applicable weighted average interest rates.

                                                      At December 31,
                                          --------------------------------------
                                            1999           1998            1997
                                            ----           ----            ----
                                                  (Dollars in thousands)

FHLB advances and other borrowings...     $264,299       $163,359       $88,359
                                           =======        =======        ======

Weighted average interest rate.......         5.37%          5.77%         6.03%



                                             Years Ended December 31,
                                         --------------------------------
                                           1999        1998        1997
                                         --------    --------    --------
                                               (Dollars in thousands)
Maximum balance of  FHLB advances and
  other borrowings outstanding .......   $268,128    $163,359    $ 98,359
                                         ========    ========    ========
Weighted average balance of FHLB
  advances and other borrowings
  outstanding ........................   $240,371    $163,359    $ 97,837
                                         ========    ========    ========
Weighted average interest rate of FHLB
  advances and other borrowings ......       5.37%       5.77%       6.03%
                                         ========    ========    ========

         The Bank uses convertible FHLB advances for a portion of its funding needs. These borrowings are fixed rate, fixed term advances that can be converted to LIBOR-based floating rate advances at the option of the FHLB, on each quarterly interest payment date, after an initial period. The following table sets forth information related to these convertible advances.

                                                 At December 31, 1999
                                                 --------------------
                                                (Dollars in thousands)
Date first convertible      Contractual Maturity                        Contractual
     (month/year)             Date (month/year)          Amount        Interest Rate
     ------------             -----------------          ------        -------------
        Feb-00                     Feb-02               $10,000             4.85%
        Mar-00                     Mar-05                10,000             5.37
        May-00                     May-05                 5,000             5.30
        May-00                     May-03                10,000             5.59
        Aug-00                     Aug-03                 5,000             5.45
        Feb-01                     Feb-04                20,000             4.94
        May-01                     May-03                 5,000             5.75
        Feb-02                     Feb-09                15,000             4.74
        Feb-02                     Feb-04                25,000             5.10
        Apr-02                     Apr-08                10,000             5.41
        Jun-02                     Jun-08                15,000             5.63
        Jun-02                     Jun-08                10,000             5.61
        Feb-03                     Feb-06                20,000             5.15
        Mar-03                     Mar-08                10,000             5.61
        Mar-03                     Mar-08                25,000             5.70
        Feb-04                     Feb-09                10,000             5.05
                                                        -------             ----
                                                       $205,000             5.29
                                                        =======

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1999, the Bank was authorized to invest up to approximately $14.4 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operative subsidiary if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 1999, the Bank had one subsidiary, Third Delaware Corporation. Third Delaware Corporation is a wholly-owned operating subsidiary of the Bank and was formed in 1998 for the purpose of investing in marketable securities. At December 31, 1999, the Bank had $55.6 million invested in Third Delaware Corporation.

Personnel

         As of December 31, 1999, the Bank had 155 full-time and 14 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Executive Officers of the Registrant

         Executive Officers of the Bank and the Company:

         Carl F. Gregory is Chairman of the Bank. Mr. Gregory was Chief Executive Officer of the Bank and of the Company from April 1982 until December 1994. He has been with the Bank since 1962 and will continue to represent the Bank throughout the communities that the Bank serves in his role as Chairman of the Bank and Director of the Company.

         John R. Stranford has been with the Bank since 1968. He presently serves as President, Chief Executive Officer, Chief Operating Officer and Director of the Bank and Company. Mr. Stranford has served as Chief Operating Officer of the Bank since 1984 and President of the Bank since January 1994. Prior to that time he served in various capacities as an officer of the Bank.

         Dennis R. Stewart has been Senior Vice President and Chief Financial Officer of the Bank and the Company since May 1999. Prior to that, Mr. Stewart served as Executive Vice President and Chief Financial Officer of First Coastal Bank in Virginia Beach, Virginia, where he had been employed since 1990.

         Elizabeth Davidson Maier is Senior Vice President and Secretary of the Bank and the Company and has been with the Bank since 1964. Ms. Maier has been an officer of the Bank since 1974. Prior to that, Ms. Maier held various positions at the Bank.

         Thomas J. Sposito, II has been with the Bank since 1996. He currently serves as Senior Vice President and Retail Banking Officer. Mr. Sposito's prior experience includes 11 years as Manager of Retail Banking at Meridian/Corestates Bank.

         Earl A. Pace, Jr. is Senior Vice President and Chief Information Officer of the Bank. Mr. Pace has been with the Bank since 1997. Previously, he was President and CEO of Pace Data Systems, an information technology consulting firm.

         Floyd P. Haggar has been with the Bank since 1998. Mr. Haggar currently serves as Senior Vice President and Chief Lending Officer of the Bank. His prior experience includes four years as Senior Vice President and Senior Loan Officer at Carnegie Bank.

         The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                   REGULATION

         Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

         QTL Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

Bank Regulation

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

         Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

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

         At December 31, 1999, the Bank was in compliance with all of its regulatory capital requirements.

         Dividend and Other Capital Distribution Limitations. The Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Bank's mutual-to-stock conversion.

         Savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, are not required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association that is a subsidiary of a savings and loan holding company, and under certain other circumstances, must file a notice with OTS prior to making the capital distribution. The OTS limitations on capital distributions are similar to the limitations imposed upon national banks.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 1999, the Bank was in compliance with its QTL requirement with 91.8% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At December 31, 1999, the Bank's liquidity ratio was 17.4%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Bank had $13.0 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank's total transaction accounts required a reserve level of $1,837,000 which was entirely offset by the Bank's vault cash on hand.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 1999.

Item  2.  Properties
--------------------

         The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. The Bank operates from its main office and 15 branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third-party and the other is used as a parking lot for employees and tenants of the Bank. The net book value of the two lots was $102,000 at December 31, 1999. In addition, the Bank owns a vacant lot at Newtown Yardley Road and Friends Lane, Newtown, Pennsylvania. This lot was purchased in 1993 for future expansion and had a net book value of $1.1 million at December 31, 1999.

         The following table sets forth certain information regarding the Bank's properties:

                                 Leased or                                             Leased or
    Location                      Owned               Location                           Owned
    --------                      -----               --------                           -----
MAIN OFFICE                                        OPERATIONS OFFICE
  Newtown Office                                   Operations Center
  3 Penns Trail                                    62 Walker Lane
  Newtown, PA 18940                Owned           Newtown, PA  18940(1)                 Owned

BRANCH OFFICES
  Frankford Office                                 Newtown Office
  4625 Frankford Avenue                            950 Newtown Yardley Road
  Philadelphia, PA 19124           Owned           Newtown, PA 18940                     Leased

  Warminster Office                                Ewing Office
  601 Louis Drive                                  2075 Pennington Road
  Warminster, PA                   Leased          Trenton, NJ 08618                     Owned

  Hamilton Office                                  Mayfair Office
  1850 Route 33                                    Roosevelt Blvd. at Unruh
  Hamilton Square, NJ 08690        Owned           Philadelphia, PA 19149                Owned

  Fishtown Office                                  Doylestown Office
  York & Memphis Streets                           60 North Main Street
  Philadelphia, PA 19125           Owned           Doylestown, PA 18901                  Owned

  Cross Keys Office                                Feasterville Office
  834 North Easton Highway                         Buck Hotel Complex
  Doylestown, PA 18901             Owned           Feasterville, PA 19053                Leased

  Bridesburg Office                                Quakerbridge Office
  Orthodox & Almond Streets                        590 Lawrence Square Blvd.
  Philadelphia, PA 19137           Owned           Lawrenceville, NJ 08648               Leased

  New Britain Office                               Princeton Office
  100 Town Center                                  Princeton Shopping Center
  New Britain, PA 18901            Leased          301 N. Harrison Street                Leased
                                                   Princeton, NJ 08540
  Woodhaven Office
  Knights Road Center
  4014 Woodhaven Road
  Philadelphia, PA 19154           Leased

-----------------------
(1) This office serves as administrative offices, check processing, training center, mail processing and storage center for the Bank

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1999 Annual Report to Stockholders on page 10 and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Registrant's 1999 Annual Report to Stockholders on page 11 and is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 13 through 18 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Asset and Liability Management

         Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Bank's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities in interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely, positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of shorter term or adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Bank will enter into forward commitments for the sale of these assets to ensure the Bank is not exposed to undue interest rate risk.

         The Bank utilizes its investment and mortgage-backed security portfolio in managing its liquidity and therefore seeks securities with a stated or average estimated maturities of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

         A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans. At December 31, 1999, approximately 39.0% of the Bank's deposits were CDs.

         The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

         The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 1999, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

         As part of its interest rate risk management, the Bank uses the Interest Rate Risk Exposure Report, which is generated quarterly by the OTS. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 1999 are as follows:

                                    MVPE
         -------------------------------------------------------
         Change in Interest Rate    Amount              % Change
         -----------------------    ------              --------
                                            (In Thousands)

         +300 Basis Points         $20,609                .57%
         +200 Basis Points         $31,887                -33%
         +100 Basis Points         $39,724                -16%
         Flat Rate                 $47,391                  0%
         -100 Basis Points         $50,160                 +6%
         -200 Basis Points         $48,208                 +2%
         -300 Basis Points         $43,169                 -9%

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

         In the event the Bank should measure an excessive decline in its MVPE as the result of an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy that situation. The Bank could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries are included in the Registrant's 1999 Annual Report to Stockholders on pages 19 through 56 and are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Proposal 1 - Election of Directors -- General Information and Nominees" and "-- Biographical Information" on pages 3 through 5 and "Additional Information About Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Registrant's definitive proxy statement for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included under "Item 1. Business -- Executive Officers of the Registrant."

Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the information contained under the section captioned "Director and Executive Officer Compensation" on pages 6 through 15 of the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained under the section captioned "Voting Securities and Principal Holders Thereof" on pages 2 and 3 and in the first table under the section captioned "Proposal 1 - Election of Directors" on page 4 of the Registrant's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information contained under the section captioned "Additional Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" on page 15 of the Registrant's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1)  The  following   financial   statements  and  the  report  of  the
independent auditor of the Company included in the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

Independent Auditors' Report
Consolidated Statements of Financial Position as of December 31, 1999 and 1998 Consolidated Statements of Earnings For the Years Ended
  December 31, 1999, 1998 and 1997
Consolidated  Statement  of Changes in  Stockholders'  Equity and  Comprehensive
  Income for the Years Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

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

          3.1     Certificate of Incorporation of TF Financial Corporation*
          3.2     Bylaws of TF Financial Corporation*
          4.0     Stock Certificate of TF Financial Corporation*
          4.1     The Company's Rights Agreement dated November 22, 1995**
         10.1     Third Federal Savings and Loan Association Management Stock Bonus Plan*
         10.2     TF Financial Corporation 1994 Stock Option Plan*
         10.3     Third Federal Savings Bank Directors Consultation and Retirement Plan***
         10.4     TF Financial Corporation Incentive Compensation Plan***
         10.5     Severance Agreement with John R. Stranford***
         10.6     Severance Agreement with Thomas J. Sposito II****
         10.7     Severance Agreement with Earl A. Pace, Jr.*****
         10.8     Severance Agreement with Dennis R. Stewart
         10.9     TF Financial Corporation 1998 Stock Option Plan****
         13.0     1999 Annual Report to Stockholders
         21.0     Subsidiary Information
         23.0     Consent of Independent Auditor
         27.0     Financial Data Schedule

--------------
* Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
** Incorporated herein by reference to the Registrants Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
*** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
**** Incorporated  herein by reference to the Registrant's Annual Report on Form
     10-K for the fiscal year ended December 31, 1997.
*****Incorporated  herein by reference to the Registrant's Annual Report on Form
     10-K for the fiscal year ended December 31, 1998.


        (b)      Reports on Form 8-K.

         During the quarter ended December 31, 1999, the Registrant filed a Current Report on Form 8-K dated December 8, 1999 (Items 5 and 7) to report the repurchase of shares of Common Stock representing approximately 6.4 percent of the outstanding shares prior to the commencement of the Registrant's latest repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TF FINANCIAL CORPORATION



Dated:  March 29, 2000              By:      /s/ John R. Stranford
                                             ---------------------
                                             John R. Stranford
                                             President, Chief Executive Officer
                                               and Director
                                             (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2000.


By:      /s/ John R. Stranford                  By:      /s/ Dennis R. Stewart
         -------------------------------------           ---------------------
         John R. Stranford                               Dennis R. Stewart
         President, Chief Executive Officer              Senior Vice President, Chief
          and Director                                   Financial Officer and Treasurer
         (Principal Executive Officer)                   (Principal Financial and Accounting
                                                           Officer)


By:      /s/ Carl F. Gregory                    By:      /s/ Robert N. Dusek
         -------------------------------------           -------------------
         Carl F. Gregory                                 Robert N. Dusek
         Director                                        Chairman of the Board



By:      /s/ Thomas J. Gola                     By:      /s/ George A. Olsen
         -------------------------------------           -------------------
         Thomas J. Gola                                  George A. Olsen
         Director                                        Director
