Form 10-Q
period 2000-03-31
TF FINANCIAL CORP
filed 2000-05-08
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number   0-24168
                                                  -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                 74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

3 Penns Trail, Newtown, Pennsylvania                      18940
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    215-579-4000
                                                   ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: April 28, 2000
                                                   --------------

                  Class                             Outstanding
        ---------------------------               ----------------
        $.10 par value common stock               2,823,574 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Consolidated Financial Statements                            3
Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8
Item     3.       Quantitative and Qualitative Disclosures about Market Risk  13

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                           14
Item     2.       Changes in Securities and Use of Proceeds                   14
Item     3.       Defaults Upon Senior Securities                             14
Item     4.       Submission of Matters to a Vote of Security Holders         14
Item     5.       Other Information                                           14
Item     6.       Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                    15

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                       Unaudited       Audited        Unaudited
                                                                                       March 31,     December 31,     March 31,
                                                                                         2000           1999            1999
                                                                                         ----           ----            ----
                                   Assets
Cash and cash equivalents                                                               $16,661        $16,715         $35,795
Certificates of deposit in other financial institutions                                     547            847           2,038
Investment securities available for sale - at fair value                                 22,534         21,930           5,016
Investment securities held to maturity (fair value of $59,514, $64,538 and               61,798         66,760          96,651
    $96,478, respectively)
Mortgage-backed securities available for sale - at fair value                           139,557        132,515          69,682
Mortgage-backed securities held to maturity (fair value of $148,796,                    154,345        159,888         191,321
    $154,188, and $191,819, respectively)
Loans receivable, net                                                                   294,715        287,979         302,083
Federal Home Loan Bank stock - at cost                                                   13,042         13,042          12,668
Accrued interest receivable                                                               4,789          4,958           4,420
Real estate held for investment                                                              --             --           2,348
Goodwill and other intangible assets                                                      6,376          6,570           7,181
Premises and equipment, net                                                               9,260          9,177           8,924
Other assets                                                                              2,810          1,493           1,290
                                                                                       --------      ---------        --------
                                Total assets                                           $726,434      $721,874         $739,417
                                                                                       ========      =========        ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $408,597       $401,698        $424,869
   Advances from the Federal Home Loan Bank                                             223,359        248,533         253,359
   Other borrowings                                                                      36,530         15,766              --
   Advances from borrowers for taxes and insurance                                        1,124          1,198           1,111
   Accrued interest payable                                                               5,081          3,749           5,557
   Other liabilities                                                                      3,292          2,483           3,256
                                                                                       --------       --------           -----
                              Total liabilities                                         677,983        673,427         688,152
                                                                                       --------       --------         -------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued
   Common stock,  $0.10  par  value;  10,000,000  shares  authorized,  5,290,000 issued; 2,553,599, 2,576,160, and 2,755,279 shares outstanding at March 31, 2000, December 31, 1999 and March 31, 1999, net of
       treasury shares of 2,462,826, 2,437,226, and 2,248,990, respectively.                529            529             529
   Retained earnings                                                                     49,154         48,760          46,392
   Additional paid-in capital                                                            52,098         52,076          51,988
   Unearned ESOP shares                                                                  (2,736)        (2,766)         (2,857)
   Shares acquired by MSBP                                                                  (55)           (71)           (362)
   Treasury stock - at cost                                                             (47,143)       (46,996)        (44,311)
   Accumulated other comprehensive income (loss)                                         (3,396)        (3,085)           (114)
                                                                                       --------       --------        --------
                         Total stockholders' equity                                      48,451         48,447          51,265
                                                                                       --------       --------        --------

Total liabilities and stockholders' equity                                             $726,434      $721,874         $739,417
                                                                                       ========      =========        ========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                           For Three Months
                                                                            Ended March 31,
                                                                            ---------------
                                                                             2000        1999
                                                                             ----        ----

Interest income
   Loans                                                                   $ 5,556     $ 5,089
   Mortgage-backed securities                                                4,870       4,097
   Investment securities                                                     1,531       1,581
   Interest bearing deposits and other                                          72         326
                                                                           -------     -------
       Total interest income                                                12,029      11,093
                                                                           -------     -------
Interest expense
   Deposits                                                                  3,576       3,857
   Advances from the Federal Home Loan Bank and other borrowings             3,603       2,775
                                                                           -------     -------
       Total interest expense                                                7,179       6,632
                                                                           -------     -------
       Net interest income                                                   4,850       4,461
Provision for loan losses                                                       44          30
                                                                           -------     -------
       Net interest income after provision for loan losses                   4,806       4,431
                                                                           -------     -------

Non-interest income
   Service fees, charges and other operating income                            374         324
                                                                           -------     -------
       Total non-interest income                                               374         324
                                                                           -------     -------
Non-interest expense
   Compensation and benefits                                                 1,827       1,640
   Occupancy and equipment                                                     626         494
   Federal deposit insurance premium                                            22          68
   Professional fees                                                           187         165
   Amortization of goodwill and other intangible assets                        194         209
   Advertising                                                                 170          90
   Other operating                                                             598         554
                                                                           -------     -------
       Total non-interest expense                                            3,624       3,220
                                                                           -------     -------
       Income before income taxes                                            1,556       1,535
Income taxes                                                                   527         551
                                                                           -------     -------
       Net income                                                          $ 1,029     $   984
                                                                           =======     =======

Basic earnings per share                                                     $0.40       $0.35
Diluted earnings per share                                                   $0.39       $0.33
Weighted average number of shares outstanding - basic                        2,569       2,822
Weighted average number of shares outstanding - diluted                      2,654       2,996

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    For the three months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                          2000          1999
                                                                                          ----          ----
Cash flows from operating activities
Net Income                                                                             $   1,029    $     984
Adjustments to reconcile net income to net cash provided by operating activities:
                 Mortgage loan servicing rights                                                3            3
                 Deferred loan origination fees                                               (1)         (25)
                 Premiums and discounts on investment securities, net                          5           23
                 Premiums and discounts on mortgage-backed securities and loans, net          27          230
                 Amortization of goodwill and other intangible assets                        111          209
Provision for loan losses                                                                     44           30
Depreciation of premises and equipment                                                       248          231
Recognition of ESOP and MSBP expenses                                                         68          167
Gain on sale of real estate acquired through foreclosure                                       3          (12)
(Increase) decrease in:
                 Accrued interest receivable                                                 169          138
                 Other assets                                                             (1,469)        (167)
Increase (decrease) in:
                 Accrued interest payable                                                  1,332        1,391
                 Other liabilities                                                           808       (2,222)
                                                                                       ---------    ---------
                 Net cash provided by operating activities                                 2,377          980
                                                                                       ---------    ---------

Cash flows  from investing activities
Loan origination and principal payments on loans, net                                       (953)      15,253
Purchases of loans                                                                        (5,855)     (76,553)
Proceeds from loan sales                                                                      --           --
Maturities of certificates of deposit in other financial institutions, net                   300          200
Purchases of investment securities available for sale                                       (429)          --
Purchases of investment securities  held to maturity                                          --     (102,576)
Purchases of mortgage-backed securities  available for sale                               (9,843)      (2,346)
Purchase of mortgage-backed securities  held to maturity                                    (353)     (41,632)
Proceeds from maturities of investment securities held to maturity                         4,895       89,140
Proceeds from maturities of investment securities available for sale                          --        2,000
Principal repayments from mortgage-backed securities held to maturity                      5,865       31,162
Principal repayments from mortgage-backed securities available for sale                    2,493        7,458
Purchases and redemption of Federal Home Loan Bank Stock, net                                 --       (3,500)
Proceeds from sales of real estate acquired through foreclosure                              146           60
Purchase of premises and equipment                                                          (331)        (138)
                                                                                       ---------    ---------
                 Net cash used in investing activities                                    (4,065)     (81,472)
                                                                                       ---------    ---------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                      2000          1999
                                                                                      ----          ----
Cash flows from financing activities
Net increase (decrease ) in deposits                                                   6,899     (14,044)
Net increase (decrease) in advances from Federal Home Loan Bank                      (25,174)     90,000
Net increase in other borrowings                                                      20,764          --
Net decrease in advances from borrowers for taxes and insurance                          (74)        (93)
Exercise of stock options                                                                437          34
Purchase of treasury stock, net                                                         (879)     (1,970)
Common stock cash dividend                                                              (339)       (343)
                                                                                    --------    --------
                 Net cash provided by financing activities                             1,634      73,584
                                                                                    --------    --------

                 Net decrease in cash and cash equivalents                               (54)     (6,908)

Cash and cash equivalents at beginning of period                                      16,715      42,703
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $ 16,661    $ 35,795
                                                                                    ========    ========

Supplemental disclosure of cash flow information
Cash paid for
                 Interest on deposits and advances                                  $  5,947    $  5,241
                 Income taxes                                                       $  2,538    $    512
Non-cash transactions
                 Transfers from loans to real estate acquired through foreclosure   $     --    $     13

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of March 31, 2000, December 31, 1999, March 31, 1999 and for the three-month periods ended March 31, 2000 and 1999 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2000 and 1999 was $718,000 and $716,000, net of applicable income tax of $367,000 and $172,000, respectively.

NOTE 5- RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

TF Financial Corporation may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

Financial Condition

The Company's total assets at March 31, 2000 and December 31, 1999 totaled $726.4 million and $721.9 million, respectively, an increase of $4.5 million, or 0.6%, during the three-month period. This increase was primarily the result of a $6.7 million increase in loans receivable. The increase in loans receivable was primarily funded by a $6.9 million increase in deposits.

Total liabilities increased by $4.6 million during the first three months of 2000 primarily as a result of a $6.9 million increase in deposits.

Total consolidated stockholders' equity of the Company was $48.5 million at March 31, 2000, relatively unchanged from December 31, 1999. During the first quarter of 2000, the net increase in retained earnings, which is net income less dividends paid, was partially offset by the net cost of treasury shares purchased plus the decrease in accumulated other comprehensive income. During January of 2000 management announced that the Company's board of directors had authorized the purchase of up to 142,368 additional shares of the Company's stock in the open market during the subsequent twelve months. As of March 31, 2000, there were approximately 116,500 shares available for repurchase under this plan.

Asset Quality

Management of the Company believes that there has been no material adverse change in the Company's asset quality during the three-month period ended March 31, 2000. The increase in non-performing loans is largely attributable to one loan with a balance of $547,000, secured by four residential condominium units. The Savings Bank is presently working with the borrower to resolve the situation, and one of the units representing approximately 40% of the non-performing balance is under contract of sale. Non-performing loans also include $338,000 in student loans that are guaranteed by the United States Department of Education, through the Pennsylvania Higher Education Assistance Association, unless the Savings Bank is notified that it has failed to perform all the necessary procedures to preserve the guarantee. In such a situation, the Savings Bank would attempt to have the guarantee reinstated; if unsuccessful, these loans become unsecured loans that the Savings Bank will attempt to collect or charge-off.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                                    March 31,      December 31,      March 31,
                                                                    ---------      ------------      ---------
                                                                      2000             1999             1999
                                                                      ----             ----             ----
       Non-performing loans                                         $2,183           $1,356           $1,561
       Ratio of non-performing loans to gross loans                   0.74%            0.47%            0.51%
       Ratio of non-performing loans to total assets                  0.30%            0.19%            0.21%
       Foreclosed property                                            $321             $546             $274
       Foreclosed property to total assets                            0.04%            0.08%            0.04%
       Ratio of total non-performing assets to total assets           0.34%            0.26%            0.25%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):


                                                 2000           1999
                                                 ----           ----
Beginning balance, January 1,                  $1,970         $1,909
Provision                                          44             30
Less: charge-off's (recoveries), net
                                                  127             --
                                               ------         ------
Ending balance, March 31,                      $1,887         $1,939
                                               ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net Income. The Company recorded net income of $1,029,000, or $0.39 per diluted share, for the three months ended March 31, 2000 as compared to $984,000, or $0.33 per diluted share, for the three months ended March 31, 1999.

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

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                 2000                                    1999
                                                    ----------------------------------      ----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4).......................    $289,660       $5,556         7.71%     $282,072       $5,089         7.22%
    Mortgage-backed securities.................     292,754        4,870         6.69%      261,124        4,097         6.28%
    Investment securities......................     101,928        1,531         6.04%      113,605        1,581         5.57%
    Other interest-earning assets(1)...........       7,454           72         3.88%       34,181          326         3.81%
                                                    -------       ------                   --------      -------
      Total interest-earning assets............     691,796       12,029         6.99%      690,982       11,093         6.42%
                                                                  ------                                 -------
Non interest-earning assets....................      27,622                                  24,562
                                                    -------                                 -------
      Total assets.............................     719,418                                 715,544
                                                    =======                                 =======

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................     404,091        3,576         3.56%      430,115        3,857         3.59%
    Advances from the FHLB and other
               borrowings......................     259,676        3,603         5.58%      223,359        2,775         4.97%
                                                    -------       ------                    -------       ------
      Total interest-bearing liabilities.......     663,767        7,179         4.35%      653,474        6,632         4.06%
                                                                  ------                                  ------
Non interest-bearing liabilities...............       7,840                                   9,964
                                                    -------                                 -------
      Total liabilities..........................   671,607                                 663,438
Stockholders' equity...........................      47,811                                  52,106
                                                    -------                                 -------
   Total liabilities and stockholders' equity....  $719,418                                $715,544
                                                   ========                                ========
Net interest income............................                   $4,850                                  $4,461
                                                                  ======                                  ======
Interest rate spread (2).......................                                  2.64%                                   2.36%
Net yield on interest-earning assets (3).......                                  2.82%                                   2.58%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   104%                                    106%


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

                                                                           Three months ended
                                                                                March 31,
                                                                              2000 vs. 1999
                                                                   -------------------------------------------
                                                                           Increase (decrease)
                                                                                 due to
                                                                   -------------------------------------------
                                                                     Volume              Rate            Net
                                                                   -------------------------------------------
     Interest income:
          Loans receivable, net                                        $133              $334            $467
          Mortgage-backed securities                                    502               271             773
          Investment securities                                        (614)              564             (50)
          Other interest-earning assets                                (295)               41            (254)
                                                                   -------------------------------------------
             Total interest-earning assets                             (274)            1,210             936
                                                                   ===========================================

     Interest expense:
          Deposits                                                     (247)              (34)           (281)
          Advances from the FHLB and other borrowings                   472               356             828
                                                                   -------------------------------------------
             Total interest-bearing liabilities                         225               322             547
                                                                   ===========================================

     Net change in net interest income                                $(499)             $888            $389
                                                                   ===========================================

Total Interest Income. Total interest income increased by $936,000 or 8.4% to $12.0 million for the three months ended March 31, 2000 compared with the first quarter of 1999 primarily because of increases in the rates earned on average interest-earning assets. The increase in the rate earned on loans receivable occurred for two reasons: first, the Company purchased $76.6 million in loans receivable late in the first quarter of 1999 at yields that were higher than the current portfolio yields. Second, market interest rates rose steadily from the first quarter of 1999 through year-end 1999.

The increase in interest earned on mortgage-backed securities also occurred as a result of purchases, throughout the last three quarters of 1999, with yields higher than the existing portfolio because of higher market interest rates.

Total Interest Expense. Total interest expense increased to $7.2 million for the three-month period ended March 31, 2000 from $6.6 million for the same period in 1999 primarily due to increased advances from the Federal Home Loan Bank and other borrowings which were used to fund asset growth and deposit outflows. The average rate paid on Federal Home Loan Bank advances and other borrowings increased due to the effect of higher interest rates on new borrowings.

 Interest expense on deposits decreased during the first quarter of 2000 compared to the first quarter of 1999 because the average balance of deposits decreased $26.0 million or 6.1%, from $430.0 million to $404.1 million. The decrease in the average balance of deposits resulted from management's efforts to price deposits at lower interest rates.

Non-interest income. Total non-interest income was $374,000 for the three-month period ended March 31, 2000 compared with $323,000 for the same period in 1999. The increase is due in part to $33,000 of non-recurring loan prepayment fees received during the first quarter of 2000.

Non-interest expense. Total non-interest expense increased by $404,000 to $3.6 million for the three months ended March 31, 2000 compared to the same period in 1999. Compensation and benefits expenses increased by $187,000 during the first quarter of 2000 compared to the year earlier period due in large part to the increase in full time equivalent employees from 144 at March 31, 1999 to 167 at March 31, 2000. These additional employees were related to the two additional branch offices open during the first quarter of 2000 compared to the first quarter of 1999, and additional staff in the lending areas of the Company.

In addition, these additional branch offices are largely the cause of the increases in occupancy and equipment and other operating expenses. The increase in advertising expense is the result of a planned increase in the Company's advertising expenses in order to attract new retail banking customers.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2000 in the ability of the Company and its subsidiaries to fund their operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank had regulatory liquidity ratios of 18.9% and 27.8% at March 31, 2000 and 1999, respectively.

At March 31, 2000, the Company had commitments outstanding under letters of credit of $3.7 million, commitments to originate loans of $4.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $43.1 million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of March 31, 2000.


YEAR 2000

Risk Assessment

There has been no information that has come to the Company's attention during the three-months ended March 31, 2000 to indicate that there are any adverse consequences that might affect the Company in the future related to the year 2000 problem.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2000.

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

     ITEM 1.     LEGAL PROCEEDINGS
                 Not applicable.

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                 Not applicable.

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                 Not applicable.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 26, 2000. There were outstanding and entitled to vote at the Meeting 2,843,874 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,443,390 shares of Common Stock representing 85.92% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was a shareholder proposal to repeal or amend various provisions of the Company's Certificate of Incorporation and by-laws. Proposal 3 was a shareholder proposal recommending that the Board of Directors take certain action to initiate a possible sale of the Company. The results of the voting at the Meeting are as follows (percentages in terms of votes cast):

         Proposal 1
         Carl F. Gregory    FOR: 2,097,880             PERCENT FOR: 85.86%
         Robert N. Dusek    FOR: 2,064,022             PERCENT FOR: 84.47%

         Proposal 2         FOR: 675,702               PERCENT FOR: 33.27%
                            AGAINST: 1,331,816         PERCENT AGAINST: 65.57%
                            ABSTAIN: 23,405            PERCENT ABSTAIN: 1.16%

         Proposal 3         FOR: 563,233               PERCENT FOR: 27.73%
                            AGAINST: 1,445,420         PERCENT AGAINST: 71.17%
                            ABSTAIN: 22,270            PERCENT ABSTAIN: 1.10%

     ITEM 5.     OTHER INFORMATION
                 None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                 (a)     Exhibits
                 Exhibit 27 - Financial data schedule
                              (in electronic filing only)
                 (b)     Reports on Form 8-K

     During the quarter ended March 31, 2000, the Registrant filed a Current Report on Form 8-K dated January 19, 2000 (Items 5 and 7) to report that it intended to repurchase in the open market up to 5% or 142,368 shares of its outstanding common stock. The repurchases will be made from time to time over the subsequent twelve months, subject to the availability of stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TF FINANCIAL CORPORATION




                                    /s/ John R. Stranford
                                    ---------------------
Date:      May 5, 2000              John R. Stranford
    -------------------
                                    President and CEO
                                    (Principal Executive Officer)


                                    /s/ Dennis R. Stewart
                                    ---------------------
Date:      May 5, 2000              Dennis R. Stewart
     ------------------
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)