Form 10-Q
period 2000-06-30
TF FINANCIAL CORP
filed 2000-08-10
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000
                               -------------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                           Commission file number    0-24168
                                                  ------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: August 4, 2000
                                                   --------------

                Class                                         Outstanding
   ---------------------------                              ----------------
   $.10 par value common stock                              2,802,388 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item  1.   Consolidated Financial Statements                                  3
Item  2.   Management's Discussion and Analysis of Financial

Condition and Results of Operations                                           8
Item  3.  Quantitative and Qualitative Disclosures about Market Risk         16

PART II- OTHER INFORMATION

Item  1.   Legal Proceedings                                                 17
Item  2.   Changes in Securities and Use of Proceeds                         17
Item  3.   Defaults Upon Senior Securities                                   17
Item  4.   Submission of Matters to a Vote of Security Holders               17
Item  5.   Other Information                                                 17
Item  6.   Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   18

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                               Unaudited      Audited     Unaudited
                                                                                June 30,    December 31,   June 30,
                                                                                  2000         1999          1999
                                                                                  ----         ----          ----
                                     Assets
Cash and cash equivalents                                                      $   8,980    $  16,715    $  16,467
Certificates of deposit in other financial institutions                              556          847        1,745
Investment securities available for sale - at fair value                          22,366       21,930       22,692
Investment securities held to maturity (fair value of $71,037, $64,538 and        73,111       66,760       80,731
  $81,126, respectively)
Mortgage-backed securities available for sale - at fair value                    138,908      132,515       95,273
Mortgage-backed securities held to maturity (fair value of $142,601,             148,145      159,888      179,670
  $154,188, and $176,574, respectively)
Loans receivable, net                                                            293,330      287,979      291,363
Federal Home Loan Bank stock - at cost                                            13,042       13,042       12,668
Accrued interest receivable                                                        4,880        4,958        5,114
Real estate held for investment                                                      ---          ---        2,348
Goodwill and other intangible assets                                               6,183        6,570        6,972
Premises and equipment, net                                                        9,326        9,177        8,765

Other assets                                                                       2,694        1,493        1,359
                                                                               ---------    ---------    ---------
                      Total assets                                             $ 721,521    $ 721,874    $ 725,167
                                                                               =========    =========    =========

               Liabilities and stockholders' equity
Liabilities
  Deposits                                                                     $ 419,611    $ 401,698    $ 416,925
  Advances from the Federal Home Loan Bank                                       208,359      248,533      248,359
  Other borrowings                                                                34,228       15,766          ---
  Advances from borrowers for taxes and insurance                                  1,441        1,198        1,304
  Accrued interest payable                                                         4,759        3,749        4,275
  Other liabilities                                                                3,846        2,483        3,088
                                                                               ---------    ---------    ---------
                       Total liabilities                                         672,244      673,427      673,951
                                                                               ---------    ---------    ---------

Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value; 2,000,000 shares authorized and none issued
  Common stock, $0.10 par value; 10,000,000 shares authorized,
    5,290,000 issued; 2,531,852, 2,576,160, and 2,763,318 shares outstanding at June 30, 2000, December 31, 1999 and June 30, 1999, net of
    treasury shares of 2,487,612, 2,437,226, and 2,243,990, respectively             529          529          529
  Retained earnings                                                               49,880       48,760       47,052
  Additional paid-in capital                                                      52,118       52,076       52,026
  Unearned ESOP shares                                                            (2,705)      (2,766)      (2,827)
  Shares acquired by MSBP                                                            (38)         (71)        (255)
  Treasury stock - at cost                                                       (47,489)     (46,996)     (44,212)
  Accumulated other comprehensive income (loss)                                   (3,018)      (3,085)      (1,097)
                                                                               ---------    ---------    ---------
                       Total stockholders' equity                                 49,277       48,447       51,216
                                                                               ---------    ---------    ---------

Total liabilities and stockholders' equity                                     $ 721,521    $ 721,874    $ 725,167
                                                                               =========    =========    =========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                   For the three months  For the six months
                                                                      ended June 30,       ended June 30,
                                                                      --------------       --------------
                                                                     2000       1999       2000      1999
                                                                     ----       ----       ----      ----

Interest income
   Loans                                                           $ 5,851   $ 5,707     $11,407   $10,796
   Mortgage-backed securities                                        4,841     4,199       9,711     8,296
   Investment securities                                             1,541     1,817       3,072     3,398
   Interest bearing deposits and other                                  93       221         165       547
                                                                   -------   -------     -------   -------
       Total interest income                                        12,326    11,944      24,355    23,037
                                                                   -------   -------     -------   -------
Interest expense
   Deposits                                                          3,812     3,707       7,388     7,564
   Advances from the Federal Home Loan Bank and other borrowings     3,540     3,438       7,143     6,213
                                                                   -------   -------     -------   -------
       Total interest expense                                        7,352     7,145      14,531    13,777
                                                                   -------   -------     -------   -------
       Net interest income                                           4,974     4,799       9,824     9,260
Provision for loan losses                                              120        60         164        90
                                                                   -------   -------     -------   -------
       Net interest income after provision for loan losses           4,854     4,739       9,660     9,170
                                                                   -------   -------     -------   -------

Non-interest income
   Service fees, charges and other operating income                    376       307         750       625
                                                                   -------   -------     -------   -------
       Total non-interest income                                       376       307         750       625
                                                                   -------   -------     -------   -------
Non-interest expense
   Compensation and benefits                                         1,969     1,692       3,796     3,332
   Occupancy and equipment                                             619       511       1,245     1,005
   Federal deposit insurance premium                                    21        65          43       133
   Professional fees                                                   100       184         287       349
   Amortization of goodwill and other intangible assets                195       209         389       418
   Advertising                                                         168        91         338       181
   Other operating                                                     645       692       1,243     1,240
                                                                   -------   -------     -------   -------
       Total non-interest expense                                    3,717     3,444       7,341     6,658
                                                                   -------   -------     -------   -------
       Income before income taxes                                    1,513     1,602       3,069     3,137
Income taxes                                                           456       577         983     1,128
                                                                   -------   -------     -------   -------
       Net income                                                  $ 1,057   $ 1,025     $ 2,086   $ 2,009
                                                                   =======   =======     =======   =======

Basic earnings per share                                             $0.42     $0.37       $0.82     $0.72
Diluted earnings per share                                           $0.40     $0.35       $0.79     $0.67
Weighted average number of shares outstanding - basic                2,539     2,759       2,554     2,790
Weighted average number of shares outstanding - diluted              2,554     2,967       2,632     2,981

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the six months ended
                                                                                              June 30,
                                                                                         2000          1999

                                                                                         ----          ----
Cash flows from operating activities
Net Income                                                                            $ 2,086      $ 2,009
Adjustments to reconcile net income to net cash provided by operating activities:
           Mortgage loan servicing rights                                                   7            7
           Deferred loan origination fees                                                 (29)         (39)
           Premiums and discounts on investment securities, net                           (44)          16
           Premiums and discounts on mortgage-backed securities and loans, net             (7)         379
           Amortization of goodwill and other intangible assets                           387          417
Provision for loan losses                                                                 208           90
Depreciation of premises and equipment                                                    505          456
Recognition of ESOP and MSBP expenses                                                     136          342
Gain on sale of real estate acquired through foreclosure                                    4            4
(Increase) decrease in:
           Accrued interest receivable                                                     78         (556)
           Other assets                                                                (1,566)        (270)
Increase (decrease) in:
           Accrued interest payable                                                     1,010          109
           Other liabilities                                                            1,362       (2,218)
                                                                                      -------      -------
           Net cash provided by operating activities                                    4,137          746
                                                                                      -------      -------

Cash flows from investing activities
Loan origination and principal payments on loans, net                                   1,041       25,893
Purchases of loans                                                                     (6,595)     (76,553)
Proceeds from loan sales                                                                  ---          ---
Maturities of certificates of deposit in other financial institutions, net                291          493
Purchases of investment securities available for sale                                    (429)     (18,059)
Purchases of investment securities  held to maturity                                  (11,316)    (144,494)
Purchases of mortgage-backed securities  available for sale                           (11,079)     (34,541)
Purchase of mortgage-backed securities  held to maturity                                  ---      (35,412)
Proceeds from maturities of investment securities held to maturity                      5,000     (147,447)
Proceeds from maturities of investment securities available for sale                      ---        2,000
Principal repayments from mortgage-backed securities held to maturity                  11,675       36,542
Principal repayments from mortgage-backed securities available for sale                 4,853       12,779
Purchases and redemption of Federal Home Loan Bank Stock, net                             ---       (3,500)
Proceeds from sales of real estate acquired through foreclosure                           354           61
Purchase of premises and equipment                                                       (654)        (204)
                                                                                      -------      -------
           Net cash used in investing activities                                       (6,859)     (87,548)
                                                                                      -------      -------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                           For the six months ended
                                                                                   June 30,
                                                                              2000          1999
                                                                              ----          ----
Cash flows from financing activities
Net increase (decrease ) in deposits                                          17,913     (21,988)
Net increase (decrease) in advances from Federal Home Loan Bank              (40,174)     85,000
Net increase in other borrowings                                              18,462         ---
Net decrease in advances from borrowers for taxes and insurance                  243         100
Exercise of stock options                                                        437          97
Purchase of treasury stock, net                                               (1,226)     (1,970)
Common stock cash dividend                                                      (668)       (673)
                                                                            --------    --------
         Net cash provided by financing activities                            (5,013)     60,566
                                                                            --------    --------

         Net decrease in cash and cash equivalents                            (7,735)    (26,236)

Cash and cash equivalents at beginning of period                              16,715      42,703
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $  8,980    $ 16,467
                                                                            ========    ========

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                  $ 13,521    $ 13,669
         Income taxes                                                       $    850    $    911
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure   $     28        $---

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of June 30, 2000, December 31, 1999, June 30, 1999 and for the three-month and six-month periods ended June 30, 2000 and 1999 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 3 - CONTINGENCIES

     The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

     The Company's other accumulated comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $1,436,000 and $43,000, net of applicable income tax (benefit) of $651,000 and ($51,000), respectively.

     Total comprehensive income for the six-month periods ended June 30, 2000 and 1999 was $2,154,000 and $758,000, net of applicable income tax of $1,018,000 and $329,000, respectively.


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

Financial Condition

The Company's total assets at June 30, 2000 and December 31, 1999 totaled $721.5 million and $721.9 million, respectively. Loans receivable grew by $5.3 million while cash and cash equivalents decreased by $7.7 million. The Company's present objectives include growth in the loan portfolio through both originated and purchased loans, and a corresponding decrease in lower-yielding investment securities and mortgage-backed securities. Total assets are expected to remain at approximately their present levels in the immediate future and the expected growth in the Company's net interest income is expected to come from a combination of loan growth funded by lower cost retail deposit growth.

Total liabilities decreased by $1.2 million during the first six months of 2000. Deposits increased by $17.9 while advances from the Federal Home Loan Bank and other borrowings decreased by a combined $21.7 million. The decrease in advances from the Federal Home Loan Bank occurred in part due to the conversion of $35 million of fixed rate advances that were convertible into LIBOR-based floating rate at the option of the Federal Home Loan Bank. Subsequent to conversion a portion of these advances were replaced with lower cost funds from other sources.

Total consolidated stockholders' equity of the Company was $49.3 million at June 30, 2000, an increase of $830,000 from December 31, 1999. During the first six months of 2000, the net increase in retained earnings, which is net income less dividends paid, was partially offset by the net cost of treasury shares purchased. During January of 2000 management announced that the Company's board of directors had authorized the purchase of up to 142,368 additional shares of the Company's stock in the open market during the subsequent twelve months. As of June 30, 2000 there were approximately 112,600 shares available for repurchase under this repurchase program.

Asset Quality

Management of the Company believes that there has been no material adverse change in the Company's asset quality during the six-month period ended June 30, 2000. Non-performing loans include $305,000 in student loans that are guaranteed by the United States Department of Education, through the Pennsylvania Higher Education Assistance Association, unless the Savings Bank is notified that it has failed to perform all the necessary procedures to preserve the guarantee. In such a situation, the Savings Bank would attempt to have the guarantee reinstated; if unsuccessful, these loans become unsecured loans that the Savings Bank will attempt to collect or charge-off.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                              June 30,    December 31,    June 30,
                                                              --------    ------------    --------
                                                                2000          1999          1999
                                                                ----          ----          ----
  Non-performing loans                                         $1,322        $1,356        $2,199
  Ratio of non-performing loans to gross loans                  0.45%         0.47%         0.66%
  Ratio of non-performing loans to total assets                 0.18%         0.19%         0.30%
  Foreclosed property                                            $188          $546          $243
  Foreclosed property to total assets                           0.03%         0.08%         0.03%
  Ratio of total non-performing assets to total assets          0.21%         0.26%         0.34%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                           2000           1999
                                                           ----           ----
          Beginning balance, January 1,                  $1,970         $1,909
          Provision                                         164             90
          Less: charge-off's (recoveries), net              232             83
                                                      ---------      ---------

          Ending balance, June 30,                       $1,902         $1,916
                                                         ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net Income. The Company recorded net income of $1,057,000, or $0.40 per diluted share, for the three months ended June 30, 2000 as compared to $1,025,000, or $0.35 per diluted share, for the three months ended June 30, 1999.

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

                                                                        Three months ended June 30,
                                                                          Three Months Ended March,
                                                               2000                               1999
                                                --------------------------------    ---------------------------------
                                                Average                 Average     Average                  Average
                                                Balance     Interest    Yld/Cost    Balance     Interest     Yld/Cost
                                                -------     --------    --------    -------     --------     --------
                                                                        (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4) ....................   $294,372    $  5,851       7.99%   $300,809   $  5,707         7.59%
    Mortgage-backed securities ..............    290,922       4,841       6.69%    264,431      4,199         6.35%
    Investment securities ...................     99,385       1,541       6.24%    116,534      1,817         6.24%
    Other interest-earning assets(1) ........     11,072          93       3.38%     21,783        221         4.06%
                                                 -------    --------               --------     ------
      Total interest-earning assets .........    695,751      12,326       7.13%    703,557     11,944         6.79%
                                                            --------                            ------
Non interest-earning assets .................     25,352                             34,760
                                                --------                            -------
      Total assets ..........................    721,103                            738,317
                                                ========                            =======

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits ................................    414,940       3,812       3.69%    423,038      3,707         3.51%
    Advances from the FHLB and other
               Borrowings ...................    248,437       3,540       5.73%    250,027      3,438         5.50%
                                                --------   ---------                -------      -----
      Total interest-bearing liabilities ....    663,377       7,352       4.46%    673,065      7,145         4.25%
                                                           ---------                             -----
Non interest-bearing liabilities ............      9,805                             13,725
                                                --------                            -------
      Total liabilities .....................    673,182                            686,790
Stockholders' equity ........................     47,921                             51,527
                                                --------                            -------
   Total liabilities and stockholders' equity   $721,103                           $738,317
                                                ========                           ========
Net interest income .........................               $  4,974                            $4,799
                                                            ========                            ======
Interest rate spread (2) ....................                              2.67%                               2.54%
Net yield on interest-earning assets (3) ....                              2.88%                               2.73%
Ratio of average interest-earning assets to
average interest bearing liabilities ........                               105%                                105%

(1)  Includes interest-bearing deposits in other banks
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

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

                                                                                    Three months ended
                                                                                         June 30,
                                                                                       2000 vs. 1999
                                                                   ------------------------------------------------------
                                                                                    Increase (decrease)
                                                                                          due to
                                                                   ------------------------------------------------------
                                                                                Volume              Rate            Net
                                                                   ------------------------------------------------------
     Interest income:
          Loans receivable, net                                                  $(653)             $797            $144
          Mortgage-backed securities                                               418               224             642
          Investment securities                                                   (276)                0            (276)
          Other interest-earning assets                                            (95)              (33)            (128)
                                                                   ------------------------------------------------------
             Total interest-earning assets                                        (606)              988             382
                                                                   ======================================================

     Interest expense:
          Deposits                                                                (385)              490             105
          Advances from the FHLB and other borrowings                             (138)              240             102
                                                                   ------------------------------------------------------
             Total interest-bearing liabilities                                   (523)              730             207
                                                                   ======================================================

     Net change in net interest income                                            $(83)             $258            $175
                                                                   ======================================================

Total Interest Income. Total interest income increased by $382,000 or 3.2% to $12.3 million for the three months ended June 30, 2000 compared with the second quarter of 1999 primarily because of an increase in interest income on mortgage-backed securities. This increase has occurred because during the second quarter of 1999 the Company increased its purchases of higher yielding mortgage-backed securities and reduced its purchases of lower yielding investment securities. In addition, the rise in certain market interest rates since June 30, 1999 has resulted in both higher interest rates on the Company's new loans and higher interest rates on the Company's adjustable rate portfolio loans.

Total Interest Expense. Total interest expense increased to $7.4 million for the three-month period ended June 30, 2000 from $7.1 million for the same period in 1999 primarily because of higher market interest rates.

Non-interest income. Total non-interest income was $376,000 for the three-month period ended June 30, 2000 compared with $307,000 for the same period in 1999. The increase is primarily due to an increase the number of commercial loan and demand deposit accounts and the related increase in late charges collected on commercial loans and increase in overdraft fees collected on demand deposit accounts.

Non-interest expense. Total non-interest expense increased by $273,000 to $3.7 million for the three months ended June 30, 2000 compared to the same period in 1999. Compensation and benefits expenses increased by $277,000 during the second quarter of 2000 compared to the year earlier period due in large part to the increase in full time equivalent employees from 150 at June 30, 1999 to 174 at June 30, 2000. These additional employees were related to the two additional branch offices open during the second quarter of 2000 compared to the second quarter of 1999, and additional staff in the lending and servicing areas of the Company.

In addition, these additional branch offices are largely the cause of the increases in occupancy and equipment expenses. The increase in advertising expense is the result of a planned increase in the Company's advertising expenses in order to attract new retail banking customers. Professional fees have decreased from higher than normal levels during the second quarter of 1999 because of the "Year 2000" costs that were incurred during the second quarter of 1999.

Income taxes. The Company's effective tax rate was 30.1% during the second quarter of 2000 compared with 36.0% during the second quarter of 1999. The decrease is attributable to investment strategies that are expected to reduce the Company's income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net Income. The Company recorded net income of $2,086,000, or $0.79 per diluted share, for the six months ended June 30, 2000 as compared to $2,009,000, or $0.67 per diluted share, for the six months ended June 30, 1999.

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


                                                                           Six months ended June 30,
                                                                           Three Months Ended March,
                                                                 2000                                   1999
                                                    --------------------------------        -------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4).......................    $292,016      $11,407         7.86%     $282,033      $10,796         7.66%
    Mortgage-backed securities.................     291,838        9,711         6.69%      263,025        8,296         6.31%
    Investment securities......................     100,656        3,072         6.14%      110,459        3,398         6.15%
    Other interest-earning assets(1)...........       9,263          165         3.58%       25,416          547         4.30%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     693,773       24,355         7.06%      680,933       23,037         6.77%
                                                                 -------                                 -------
Non interest-earning assets....................      26,487                                  33,682
                                                   --------                                --------
      Total assets.............................     720,260                                 714,615
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................     409,516        7,388         3.63%      427,373        7,564         3.54%
    Advances from the FHLB and other
               borrowings......................     254,057        7,143         5.58%      224,630        6,213         5.53%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities.......     663,573       14,531         4.23%      652,003       13,777         4.23%
                                                                 -------                                 -------
Non interest-bearing liabilities...............       8,821                                  10,742
                                                   --------                                --------
      Total liabilities..........................   672,394                                 662,745
Stockholders' equity...........................      47,866                                  51,870
                                                   --------                                --------
   Total liabilities and stockholders' equity....  $720,260                                $714,615
                                                   ========                                ========
Net interest income............................                   $9,824                                  $9,260
                                                                  ======                                  ======
Interest rate spread (2).......................                                  2.54%                                   2.54%
Net yield on interest-earning assets (3).......                                  2.72%                                   2.72%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    104%


(5)  Includes interest-bearing deposits in other banks.
(6) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(8) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

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

                                                                               Six months ended
                                                                                  June 30,
                                                                                2000 vs. 1999
                                                                   -------------------------------------------
                                                                              Increase (decrease)
                                                                                   due to
                                                                   -------------------------------------------
                                                                     Volume              Rate            Net
                                                                   -------------------------------------------
     Interest income:
          Loans receivable, net                                        $352              $259            $611
          Mortgage-backed securities                                    913               502           1,415
          Investment securities                                        (320)               (6)           (326)
          Other interest-earning assets                                (302)              (80)           (382)
                                                                   -------------------------------------------
             Total interest-earning assets                              643               675           1,318
                                                                   ===========================================

     Interest expense:
          Deposits                                                     (588)              412            (176)
          Advances from the FHLB and other borrowings                   798               132             930
                                                                   -------------------------------------------
             Total interest-bearing liabilities                         210               544             754
                                                                   ===========================================

     Net change in net interest income                                 $433              $131            $564
                                                                   ===========================================

Total Interest Income. Total interest income increased by $1,318,000 or 5.7% to $24.4 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. The increase in the interest earned on loans receivable occurred mainly because the Company purchased $76.6 million in loans receivable late in the first quarter of 1999 at yields that were higher than the current portfolio yields.

The increase in interest earned on mortgage-backed securities also occurred as a result of the Company's purchases of such securities, throughout the last three quarters of 1999, with yields higher than the existing portfolio because of higher market interest rates. In addition, the Company shifted its securities mix away from lower yielding investment securities and into higher yielding mortgage-backed securities.

Total Interest Expense. Total interest expense increased to $14.5 million for the six-month period ended June 30, 2000 from $13.8 million for the same period in 1999 primarily due to increased advances from the Federal Home Loan Bank and other borrowings which were used to fund asset growth and deposit outflows. The average rate paid on Federal Home Loan Bank advances and other borrowings increased due to the effect of higher market interest rates on new borrowings.

Interest expense on deposits decreased during the first six months of 2000 compared to the first six months of 1999 because the average balance of deposits decreased $17.9 million or 4.2%, from $430.0 million to $404.1 million. The decrease in the average balance of deposits resulted from rate sensitive deposit outflows associated with management's efforts to price deposits at lower interest rates during the first six months of 1999. Nevertheless, the average rate paid on deposits has increased steadily since mid-1999 due to increases in market interest rates.

Non-interest income. Total non-interest income was $750,000 for the six-month period ended June 30, 2000 compared with $625,000 for the same period in 1999. The increase is primarily due to an increase the number of commercial loan and demand deposit accounts and the related increase in late charges collected on commercial loans and increase in overdraft fees collected on demand deposit accounts. The increase is also due to $33,000 of non-recurring loan prepayment fees received during the first quarter of 2000.

Non-interest expense. Total non-interest expense increased by $683,000 to $7.3 million for the six months ended June 30, 2000 compared to the same period in 1999. Compensation and benefits expenses increased by $464,000 during the first half of 2000 compared to the year earlier period due in large part to the increase in full time equivalent employees from 150 at June 30, 1999 to 174 at June 30, 2000. These additional employees were related to the two additional branch offices open during the first half of 2000 compared to the first half of 1999, and additional staff in the lending and servicing areas of the Company.

In addition, these additional branch offices are largely the cause of the increases in occupancy and equipment expenses. The increase in advertising expense is the result of a planned increase in the Company's advertising expenses in order to attract new retail banking customers. Professional fees have decreased from higher than normal levels during the first half of 1999 because of the "Year 2000" costs that were incurred during the first half of 1999.

Income taxes. The Company's effective tax rate was 32.0% during the first half of 2000 compared with 36.0% during the first half of 1999. The decrease is attributable to investment strategies that are expected to reduce the Company's income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during six-month period ended June 30, 2000 in the ability of the Company and its subsidiaries to fund their operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank had regulatory liquidity ratios of 19.9% and 22.6% at June 30, 2000 and 1999, respectively.

At June 30, 2000, the Company had commitments outstanding under letters of credit of $3.7 million, commitments to originate loans of $15.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $28.3 million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of June 30, 2000.


YEAR 2000

Risk Assessment

There has been no information that has come to the Company's attention during the six-months ended June 30, 2000 to indicate that there are any adverse consequences that might affect the Company in the future related to the "Year 2000" problem.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2000.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

 ITEM 1.     LEGAL PROCEEDINGS
             Not applicable.

 ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
             Not applicable.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Not applicable

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


                                   TF FINANCIAL CORPORATION




                                    /s/ John R. Stranford
                                    ---------------------
Date:      August 10, 2000          John R. Stranford
    -----------------------         President and CEO
                                    (Principal Executive Officer)


                                    /s/ Dennis R. Stewart
                                    ---------------------
Date:      August 10, 2000          Dennis R. Stewart
     ----------------------         Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)