Form 10-Q
period 2000-09-30
TF FINANCIAL CORP
filed 2000-11-09
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                                -------------------------    -------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 1, 2000
                                                   ----------------

               Class                                 Outstanding
   ----------------------------------        ----------------------------
     $.10 par value common stock                   2,801,338 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)
                           Unaudited Audited Unaudited

                                                                                    September 30,   December 31,   September 30,
                                                                                         2000           1999            1999
                                                                                         ----           ----            ----
                                   Assets
Cash and cash equivalents                                                               $10,095        $16,715         $16,422
Certificates of deposit in other financial institutions                                     457            847           1,347
Investment securities available for sale - at fair value                                 22,742         21,930          21,088
Investment securities held to maturity (fair value of $62,428, $64,538 and               63,663         66,760          66,129
    $65,267, respectively)
Mortgage-backed securities available for sale - at fair value                           136,322        132,515         119,145
Mortgage-backed securities held to maturity (fair value of $137,933                     141,415        159,888         168,319
    $154,188, and $164,585, respectively)
Loans receivable, net                                                                   296,586        287,979         285,665
Federal Home Loan Bank stock - at cost                                                   13,042         13,042          12,668
Accrued interest receivable                                                               4,845          4,958           4,572
Real estate held for investment                                                             ---            ---           2,348
Goodwill and other intangible assets                                                      5,989          6,570           6,763
Premises and equipment, net                                                               9,301          9,177           8,828
Other assets                                                                              2,282          1,493           1,392
                                                                                       --------      --------         --------
                                Total assets                                           $706,739      $721,874         $714,686
                                                                                       ========      =========        ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $416,962       $401,698        $406,612
   Advances from the Federal Home Loan Bank                                             204,159        248,533         248,359
   Other borrowings                                                                      23,590         15,766             ---
   Advances from borrowers for taxes and insurance                                          885          1,198             755
   Accrued interest payable                                                               6,565          3,749           4,867
   Other liabilities                                                                      3,472          2,483           2,825
                                                                                       --------      --------         --------
                             Total liabilities                                          655,633        673,427         663,418
                                                                                       --------      --------         --------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,533,841,  2,576,160, and 2,759,721  shares outstanding at September 30, 2000, December 31, 1999 and
       September 30, 1999, net of treasury shares of 2,488,662,
       2,437,226, and 2,250,626, respectively.                                              529            529             529
   Retained earnings                                                                     50,619         48,760          47,763
   Additional paid-in capital                                                            52,139         52,076          52,055
   Unearned ESOP shares                                                                  (2,675)        (2,766)         (2,796)
   Shares acquired by MSBP                                                                  (21)           (71)           (148)
   Treasury stock - at cost                                                             (47,503)       (46,996)        (44,323)
   Accumulated other comprehensive income (loss)                                         (1,982)        (3,085)         (1,812)
                                                                                       --------      --------         --------
                         Total stockholders' equity                                      51,106         48,447          51,268
                                                                                       --------      --------         --------
Total liabilities and stockholders' equity                                             $706,739      $721,874         $714,686
                                                                                       ========      =========        ========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                          For the three months   For the nine months
                                                                           ended September 30,   ended September 30,
                                                                           -------------------   -------------------
                                                                             2000        1999       2000       1999
                                                                             ----        ----       ----       ----
Interest income
   Loans                                                                    $5,918      $5,481    $17,325    $16,277
   Mortgage-backed securities                                                4,676       4,687     14,387     12,983
   Investment securities                                                     1,607       1,642      4,679      5,040
   Interest bearing deposits and other                                          48          72        213        619
                                                                            ------      ------     ------     ------
       Total interest income                                                12,249      11,882     36,604     34,919
                                                                            ------      ------     ------     ------
Interest expense
   Deposits                                                                  3,909       3,571     11,297     11,135
   Advances from the Federal Home Loan Bank and other borrowings             3,385       3,457     10,528      9,670
                                                                            ------      ------     ------     ------
       Total interest expense                                                7,294       7,028     21,825     20,805
                                                                            ------      ------     ------     ------
       Net interest income                                                   4,955       4,854     14,779     14,114
Provision for loan losses                                                      100          90        264        180
                                                                            ------      ------     ------     ------
       Net interest income after provision for loan losses                   4,855       4,764     14,515     13,934
                                                                            ------      ------     ------     ------

Non-interest income
   Service fees, charges and other operating income                            400         290      1,150        915
                                                                            ------      ------     ------     ------
       Total non-interest income                                               400         290      1,150        915
                                                                            ------      ------     ------     ------
Non-interest expense
   Compensation and benefits                                                 1,945       1,792      5,741      5,124
   Occupancy and equipment                                                     638         505      1,881      1,510
   Federal deposit insurance premium                                            21          62         64        195
   Professional fees                                                           107         198        394        547
   Amortization of goodwill and other intangible assets                        195         209        584        627
   Advertising                                                                 186          91        524        272
   Other operating                                                             678         591      1,921      1,831
                                                                            ------      ------     ------     ------
       Total non-interest expense                                            3,768       3,448     11,109     10,106
                                                                            ------      ------     ------     ------
       Income before income taxes                                            1,487       1,606      4,556      4,743
Income taxes                                                                   417         551      1,400      1,679
                                                                            ------      ------     ------     ------
       Net income                                                           $1,070      $1,055     $3,156     $3,064
                                                                            ======      ======     ======     ======

Basic earnings per share                                                     $0.42       $0.38      $1.24      $1.10
Diluted earnings per share                                                   $0.41       $0.36      $1.20      $1.03
Weighted average number of shares outstanding - basic                        2,533       2,760      2,547      2,780
Weighted average number of shares outstanding - diluted                      2,616       2,933      2,627      2,965

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the nine months ended
                                                                                             September 30,
                                                                                             -------------
                                                                                           2000          1999
                                                                                           ----          ----
Cash flows from operating activities
Net Income                                                                             $   3,156    $   3,064
Adjustments to reconcile net income to net cash provided by operating activities:
                 Mortgage loan servicing rights                                               10           10
                 Deferred loan origination fees                                              (24)         (51)
                 Premiums and discounts on investment securities, net                        (35)           8
                 Premiums and discounts on mortgage-backed securities and loans, net          (2)         526
                 Amortization of goodwill and other intangible assets                        581          626
Provision for loan losses                                                                    264          180
Depreciation of premises and equipment                                                       778          674
Recognition of ESOP and MSBP expenses                                                        204          509
Gain on sale of real estate acquired through foreclosure                                     (19)          (5)
(Increase) decrease in:
                 Accrued interest receivable                                                 113          (14)
                 Other assets                                                             (1,054)        (310)
Increase (decrease) in:
                 Accrued interest payable                                                  2,816          701
                 Other liabilities                                                           419       (2,481)
                                                                                       ---------    ---------
                 Net cash provided by operating activities                                 7,207        3,437
                                                                                       ---------    ---------
Cash flows  from investing activities
Loan origination and principal payments on loans, net                                     (2,165)      33,757
Purchases of loans                                                                        (6,734)     (78,993)
Proceeds from loan sales                                                                    --           --
Maturities of certificates of deposit in other financial institutions, net                   390          891
Purchases of investment securities available for sale                                       (429)     (20,732)
Purchases of investment securities  held to maturity                                     (82,081)    (147,742)
Purchases of mortgage-backed securities  available for sale                              (11,079)     (63,482)
Purchase of mortgage-backed securities  held to maturity                                    --        (35,412)
Proceeds from maturities of investment securities held to maturity                        85,219      167,937
Proceeds from maturities of investment securities available for sale                        --          4,000
Principal repayments from mortgage-backed securities held to maturity                     18,361       47,825
Principal repayments from mortgage-backed securities available for sale                    8,677       16,773
Purchases and redemption of Federal Home Loan Bank Stock, net                               --         (3,500)
Proceeds from sales of real estate acquired through foreclosure                              318          195
Purchase of premises and equipment                                                          (902)        (485)
                                                                                       ---------    ---------
                 Net cash provided by (used in) investing activities                       9,575      (78,968)
                                                                                       ---------    ---------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                                       -------------
                                                                                     2000          1999
                                                                                     ----          ----
Cash flows from financing activities
Net increase (decrease ) in deposits                                                  15,264     (32,301)
Net increase (decrease) in advances from Federal Home Loan Bank                      (44,374)     85,000
Net increase in other borrowings                                                       7,824        --
Net increase (decrease) in advances from borrowers for taxes and insurance              (313)       (449)
Exercise of stock options                                                                440         119
Purchase of treasury stock, net                                                       (1,245)     (2,117)
Common stock cash dividend                                                              (998)     (1,002)
                                                                                    --------    --------
                 Net cash provided by (used in) financing activities                 (23,402)     49,250
                                                                                    --------    --------

                 Net decrease in cash and cash equivalents                            (6,620)    (26,281)

Cash and cash equivalents at beginning of period                                      16,715      42,703
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $ 10,095    $ 16,422
                                                                                    ========    ========

Supplemental disclosure of cash flow information
Cash paid for
                 Interest on deposits and advances                                  $ 19,009    $ 20,207
                 Income taxes                                                       $  1,100    $  1,011
Non-cash transactions
                 Transfers from loans to real estate acquired through foreclosure   $    103    $    122

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of September 30, 2000, December 31, 1999, September 30, 1999 and for the three-month and nine-month periods ended September 30, 2000 and 1999 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

         The Company's other accumulated comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $2,106,000 and $340,000, net of applicable income tax of $951,000 and $131,000, respectively.

         Total comprehensive income for the nine-month periods ended September 30, 2000 and 1999 was $4,260,000 and $1,098,000, net of applicable income tax of $1,969,000 and $524,000, respectively.


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

Financial Condition

The Company's total assets at September 30, 2000 and December 31, 1999 totaled $706.7 million and $721.9 million, respectively. Loans receivable, net grew by $8.6 million while cash and cash equivalents decreased by $6.6 million. The Company's investment securities decreased by $2.3 million during the first nine months of 2000, while the Company's mortgage-backed securities decreased by $14.7 million during the same period. These results are consistent with the Company's present objectives that include growth in the loan portfolio through both originated and purchased loans and a corresponding decrease in lower-yielding investment securities and mortgage-backed securities. Total assets are expected to remain at approximately their present levels in the immediate future and the expected growth in the Company's net interest income is expected to come from a combination of loan growth funded by lower cost retail deposit growth.

Total liabilities decreased by $17.8 million during the first nine months of 2000. Deposits increased by $15.3 million while advances from the Federal Home Loan Bank and other borrowings decreased by a combined $36.6 million. The decrease in advances from the Federal Home Loan Bank occurred in part due to the conversion and subsequent repayment of $40 million of fixed rate advances that were convertible into LIBOR-based floating rate advances at the option of the Federal Home Loan Bank.

Total consolidated stockholders' equity of the Company was $51.1 million at September 30, 2000, an increase of $2.7 million from December 31, 1999. During the first nine months of 2000 retained earnings, which is net income less dividends paid, increased by $1.9 million. In addition, accumulated other comprehensive income increased by $1.1 million during the same period due to increased values of the Company's available for sale securities.

The net cost of treasury shares purchased increased by $507,000 during the first nine months of 2000. During January of 2000 management announced that the Company's board of directors had authorized the purchase of up to 142,368 additional shares of the Company's stock in the open market during the subsequent twelve months. As of September 30, 2000 there were approximately 111,300 shares available for repurchase under this repurchase program.

Asset Quality


Management of the Company believes that there has been no material adverse change in the Company's asset quality during the nine-month period ended September 30, 2000. Non-performing loans include $337,000 in student loans that are guaranteed by the United States Department of Education, through the Pennsylvania Higher Education Assistance Association, unless the Savings Bank is notified that it has failed to perform all the necessary procedures to preserve the guarantee. In such a situation, the Savings Bank would attempt to have the guarantee reinstated; if unsuccessful, these loans become unsecured loans that the Savings Bank will attempt to collect or charge-off.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                                            September 30,    December 31,    September 30,
                                                                                2000             1999             1999
                                                                                ----             ----             ----
         Non-performing loans                                                 $1,303           $1,356           $1,392
         Ratio of non-performing loans to gross loans                           0.44%           0.47%            0.48%
         Ratio of non-performing loans to total assets                          0.18%           0.19%            0.19%
         Foreclosed property                                                    $247            $546             $240
         Foreclosed property to total assets                                    0.03%           0.08%            0.03%
         Ratio of total non-performing assets to total assets                   0.22%           0.26%            0.23%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                  2000     1999
                                                 ------   ------
          Beginning balance, January 1,          $1,917   $1,909
          Provision                                 264      180
          Less: charge-off's (recoveries), net      284      202
                                                 ------   ------
          Ending balance, September 30,          $1,897   $1,887
                                                 ======   ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income. The Company recorded net income of $1,070,000, or $0.41 per diluted share, for the three months ended September 30, 2000 as compared to $1,055,000, or $0.36 per diluted share, for the three months ended September 30, 1999.

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

                                                                      Three months ended September 30,
                                                                      --------------------------------
                                                                         Three Months Ended March,
                                                                 2000                                    1999
                                                  -------------------------------------   ------------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4)                           $296,873       $5,918         7.93%     $290,693       $5,481         7.54%
    Mortgage-backed securities                      282,986        4,676         6.57%      290,070        4,687         6.46%
    Investment securities                           102,280        1,607         6.25%      112,430        1,642         5.84%
    Other interest-earning assets(1)                  2,810           48         6.80%        7,060           72         4.08%
                                                   --------      -------                   --------      -------
      Total interest-earning assets                 684,949       12,249         7.11%      700,253       11,882         6.79%
                                                                 -------                                 -------
Non interest-earning assets                          27,351                                  21,793
                                                   --------                                --------
      Total assets                                  712,300                                 722,046
                                                   ========                                ========
Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits                                        417,960        3,909         3.72%      412,557        3,571         3.46%
    Advances from the FHLB and other
               borrowings                           235,682        3,385         5.71%      248,615        3,457         5.56%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities            653,642        7,294         4.44%      661,172        7,028         4.25%
                                                                 -------                                 -------
Non interest-bearing liabilities                      9,935                                   9,654
                                                      -----                                   -----
      Total liabilities                             663,577                                 670,826
Stockholders' equity                                 48,723                                  51,220
                                                   --------                                --------
   Total liabilities and stockholders' equity....  $712,300                                $722,046
                                                   ========                                ========
Net interest income                                               $4,955                                  $4,854
                                                                  ======                                  ======
Interest rate spread (2)                                                         2.68%                                   2.51%
Net yield on interest-earning assets (3)                                         2.88%                                   2.75%
Ratio of average interest-earning assets to
average interest bearing liabilities                                              105%                                    106%

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

                                                      Three months ended
                                                         September 30,
                                                         2000 vs. 1999
                                                   -------------------------
                                                      Increase (decrease)
                                                            due to
                                                   -------------------------
                                                   Volume      Rate      Net
                                                   -------------------------

Interest income:
     Loans receivable, net                         $  127    $  310   $  437
     Mortgage-backed securities                      (382)      371      (11)
     Investment securities                           (538)      503      (35)
     Other interest-earning assets                   (194)      170      (24)
                                                   -------------------------
        Total interest-earning assets                (987)    1,354      367
                                                   =========================
Interest expense:
     Deposits                                          50       288      338
     Advances from the FHLB and other borrowings     (538)      466      (72)
                                                   -------------------------
        Total interest-bearing liabilities           (488)      754      266
                                                   =========================

Net change in net interest income                  $ (499)   $  600   $  101
                                                   =========================

Total interest income. Total interest income increased by $367,000 or 3.1% to $12.2 million for the three months ended September 30, 2000 compared with the third quarter of 1999 primarily because of an increase in interest income on loans receivable.

In addition, as market interest rates rose during the second and third quarters of 1999, the Company reduced its positions in short-term, low yielding securities and purchased intermediate-term issues with higher rates and yields. These actions when combined with securities maturities and prepayments (in the case of mortgage-backed securities) during the intervening period produced rate-related increases in interest income, almost entirely offsetting the decreases in interest income associated with lower average balances. The rise in certain market interest rates since September 30, 1999 also has resulted in both higher interest rates on the Company's new loans and higher interest rates on the Company's adjustable rate loans held in portfolio.

Total interest expense. Total interest expense increased to $7.3 million for the three-month period ended September 30, 2000 from $7.0 million for the same period in 1999 primarily because of higher market interest rates.

Non-interest income. Total non-interest income was $400,000 for the three-month period ended September 30, 2000 compared with $290,000 for the same period in 1999. The increase is primarily due to increases in late charges, prepayment and other loan-related fees.

Non-interest expense. Total non-interest expense increased by $320,000 to $3.8 million for the three months ended September 30, 2000 compared to the same period in 1999. Compensation and benefits expenses increased by $153,000 during the third quarter of 2000 compared to the year earlier period due in large part to the increase in full time equivalent employees from 147 at September 30, 1999 to 167 at September 30, 2000. These additional employees were related to the additional branch office open during the third quarter of 2000 compared to the third quarter of 1999, and additional staff in the lending and servicing areas of the Company. The relocation of the Company's home office branch to a new leased facility also contributed to the increase in occupancy and equipment expenses. Advertising expense also increased as planned in order to attract new retail banking customers. Professional fees have decreased from higher than normal levels during the third quarter of 1999 in part because of the "Year 2000" costs that were incurred during the third quarter of 1999, but also because the Company has been successful in reducing its use of third-party professionals.

Income taxes. The Company's effective tax rate was 28.0% during the third quarter of 2000 compared with 34.3% during the third quarter of 1999. The decrease is attributable to investment strategies that are expected to reduce the Company's income taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income. The Company recorded net income of $3,156,000, or $1.20 per diluted share, for the nine months ended September 30, 2000 as compared to $3,064,000, or $1.03 per diluted share, for the nine months ended September 30, 1999.

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

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                  2000                                   1999
                                                  ------------------------------------    -------------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4)                           $293,647      $17,325         7.88%     $284,928      $16,277         7.62%
    Mortgage-backed securities                      288,866       14,387         6.65%      272,139       12,983         6.36%
    Investment securities                           101,202        4,679         6.18%      117,037        5,040         5.74%
    Other interest-earning assets(1)                  4,724          213         6.02%       16,734          619         4.93%
                                                   --------      -------                   --------      -------
      Total interest-earning assets                 688,439       36,604         7.10%      690,838       34,919         6.74%
                                                                 -------                                 -------
Non interest-earning assets                          29,150                                  24,455
                                                   --------                                --------
      Total assets                                  717,589                                 715,293
                                                    =======                                 =======

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits                                        412,351       11,297         3.66%      420,949       11,135         3.53%
    Advances from the FHLB and other
               borrowings                           247,887       10,528         5.67%      232,628        9,670         5.54%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities            660,238       21,825         4.42%      653,577       20,805         4.24%
                                                                 -------                                 -------
Non interest-bearing liabilities                      9,197                                   9,936
                                                   --------                                --------
      Total liabilities                             669,435                                 663,513
Stockholders' equity                                 48,154                                  51,780
                                                   --------                                --------
   Total liabilities and stockholders' equity....  $717,589                                $715,293
                                                   ========                                ========
Net interest income                                              $14,779                                 $14,114
                                                                 =======                                 =======
Interest rate spread (2)                                                         2.69%                                   2.50%
Net yield on interest-earning assets (3)                                         2.87%                                   2.73%
Ratio of average interest-earning assets to
average interest bearing liabilities                                              104%                                    106%

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

                                                        Nine months ended
                                                           September 30,
                                                           2000 vs. 1999
                                                    ----------------------------
                                                        Increase (decrease)
                                                               due to
                                                    ----------------------------
                                                    Volume      Rate       Net
                                                    ----------------------------
Interest income:
     Loans receivable, net                         $   496    $   552   $ 1,048
     Mortgage-backed securities                        806        598     1,404
     Investment securities                            (888)       527      (361)
     Other interest-earning assets                    (589)       183      (406)
                                                   -----------------------------
        Total interest-earning assets                 (175)     1,860     1,685
                                                   ============================

Interest expense:
     Deposits                                         (333)       495       162
     Advances from the FHLB and other borrowings       632        226       858
                                                   -----------------------------
        Total interest-bearing liabilities             299        721     1,020
                                                   ============================

Net change in net interest income                  $  (474)   $ 1,139   $   665
                                                   ============================

Total Interest Income. Total interest income increased by $1.7 million or 4.8% to $36.6 million for the nine months ended September 30, 2000 compared with the first nine months of 1999 in large part because of increases in interest income on loans receivable and mortgage-backed securities.

In addition, as market interest rates rose during the second and third quarters of 1999, the Company reduced its positions in short-term, low yielding securities and purchased intermediate-term issues with higher rates and yields. These actions when combined with securities maturities and prepayments (in the case of mortgage-backed securities) during the intervening period produced substantial rate-related increases in interest income. The rise in certain market interest rates since September 30, 1999 also has resulted in both higher interest rates on the Company's new loans and higher interest rates on the Company's adjustable rate loans held in portfolio.

Total Interest Expense. Total interest expense increased to $21.8 million for the nine-month period ended September 30, 2000 from $20.8 million for the same period in 1999 primarily due to increased advances from the Federal Home Loan Bank and other borrowings which were used to fund asset growth and deposit outflows. The average rate paid on Federal Home Loan Bank advances and other borrowings increased due to the effect of higher market interest rates on new and repriced borrowings.

Interest expense on deposits increased slightly during the first nine months of 2000 compared to the first nine months of 1999. While the average balance of deposits decreased $8.6 million or 2.0%, the average rate paid increased by 13 basis points to 3.66%. The decrease in the average balance of deposits resulted from rate sensitive deposit outflows associated with management's efforts to price deposits at lower interest rates during the first nine months of 1999. Nevertheless, the average rate paid on deposits has increased steadily since mid-1999 due to increases in market interest rates.

Non-interest income. Total non-interest income was $1,150,000 for the nine-month period ended September 30, 2000 compared with $915,000 for the same period in 1999. The increase is primarily due to increases in late charges, prepayment and other loan-related fees.

Non-interest expense. Total non-interest expense increased by $1.0 million to $11.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. Compensation and benefits expenses increased by $617,000 during the first nine months of 2000 compared to the year earlier period due in large part to the increase in full time equivalent employees from 147 at September 30, 1999 to 167 at September 30, 2000. These additional employees were related to the additional branch office open during the first nine months of 2000 compared to the first nine months of 1999, and additional staff in the lending and loan servicing areas of the Company. The relocation of the Company's home office branch to a new leased facility also contributed to the increase in occupancy and equipment expenses. Advertising expense also increased as planned in order to attract new retail banking customers. Professional fees have decreased from higher than normal levels during the first nine months of 1999 in part because of the "Year 2000" costs that were incurred during the first nine months of 1999, but also because the Company has been successful in reducing its use of third-party professionals.

Income taxes. The Company's effective tax rate was 30.7% during the first nine months of 2000 compared with 35.4% during the first nine months of 1999. The decrease is attributable to investment strategies that are expected to reduce the Company's income taxes.

LIQUIDITY AND CAPITAL RESOURCES


Liquidity


The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during nine-month period ended September 30, 2000 in the ability of the Company and its subsidiaries to fund their operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank had regulatory liquidity ratios of 18.9% and 17.2% at September 30, 2000 and 1999, respectively.

At September 30, 2000, the Company had commitments outstanding under letters of credit of $3.7 million, commitments to originate loans of $5.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.0 million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of September 30, 2000.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management


The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2000.

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


                                      TF FINANCIAL CORPORATION




                                      /s/ John R. Stranford
                                      ------------------------------------------
Date:      November 8, 2000           John R. Stranford
    -----------------------           President and CEO
                                      (Principal Executive Officer)


                                      /s/ Dennis R. Stewart
                                      ------------------------------------------
Date:      November 8, 2000           Dennis R. Stewart
     ----------------------           Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)