Form 10-K405
period 2000-12-31
TF FINANCIAL CORP
filed 2001-03-28
CIK 921051

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

For the fiscal year ended           December 31, 2000
                          ------------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                         Commission file number: 0-24168

                            TF FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                74-2705050
------------------------------------------------   -----------------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
  or Organization)                                   Identification No.)

        3 Penns Trail, Newtown, Pennsylvania                18940
-----------------------------------------------   ------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:     (215) 579-4000
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                            ----------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Nasdaq System on March 19, 2001, was $34.751 million (2,066,956 shares at $16.8125 per share).

         As of March 19, 2001 there were outstanding 2,787,638 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2001  Annual   Meeting  of
     Stockholders. (Part III)

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

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

                             BUSINESS OF THE COMPANY

         On July 13, 1994, the Company consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Savings Bank (the "Bank") as part of the Bank's mutual-to-stock conversion. The Company was incorporated under Delaware law in March 1994. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company does not transact any material business other than through its direct and indirect subsidiaries:
Third Federal Savings Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2000, the

Company had total assets of $723 million, total liabilities of $670 million and stockholders' equity of $53 million.

                              BUSINESS OF THE BANK

         The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association. The Bank's deposits are insured up to the maximum amount allowable by the FDIC.

         The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2000 the Bank operated fifteen branch offices in Bucks and Philadelphia counties, Pennsylvania and in Mercer County, New Jersey, including a new office opened in Bucks County, Pennsylvania during the first quarter of 2000, which replaced a smaller branch facility located in the building housing the Corporation's administrative offices. At the end of January 2001, the Bank closed its Princeton, New Jersey branch and will service its customers from the nearby branch located in Lawrenceville, New Jersey.

         The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 2000, one- to four-family residential mortgage loans totaled $211 million or 58% of the Bank's total loan portfolio. At that same date, the Bank had approximately $233 million or 32% of total assets invested in mortgage-backed securities and $82 million or 11% of total assets in investment securities. To a lesser extent, the Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has one subsidiary, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing investment securities for the Bank.

Market Area

         The Bank operates five offices in Philadelphia County and six offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of Philadelphia. The population of these two counties totals over 2.1 million. The Bank also operates three branch offices in Mercer County, New Jersey. The population of Bucks and Mercer Counties has experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered limited opportunities, Bucks and Mercer Counties, with growing populations, have offered the Bank much greater opportunities.

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

Lending Activities

         General. The Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 2000, the Bank's mortgage loans outstanding were $302 million, of which $211 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 17% were ARM's and 83% were fixed-rate loans. Total ARM mortgage loans in the Bank's portfolio at December 31, 2000, amounted to $37 million or 12% of total mortgage loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $77 million and $14 million, respectively.

         Consumer and other loans held by the Bank totaled $62 million or 17% of total loans outstanding at December 31, 2000, of which $21 million or 6% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $14 million, $3million and $14 million, respectively.

         The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.



                                                                            At December 31,
                              -----------------------------------------------------------------------------------------------------
                                     2000                   1999                 1998               1997                 1996
                              ------------------      ------------------  -----------------  -------------------   ----------------
                                          Percent                Percent           Percent               Percent            Percent
                              Amount     of Total     Amount    of Total   Amount  of Total   Amount    of Total   Amount  of Total
                              ------     --------     ------    --------   ------  --------   ------    --------   ------  --------

                                                                         (Dollars in thousands)
Mortgage loans:
  One- to four-family         $211,065     57.90%  $168,057      58.00% $152,819    62.93%    $198,328   78.43%  $265,618    85.16%
  Commercial real estate
    and multi-family            77,486     21.26     65,346      22.55    55,208    22.73       26,653   10.54     20,427     6.55
  Construction                  13,950      3.82     12,074       4.16     5,352     2.20        5,052    2.00      4,720     1.51
                               -------    ------    -------      -----   -------   ------      -------   -----    -------   ------
      Total mortgage loans     302,501     82.98    245,477      84.71   213,379    87.86      230,033   90.97    290,765    93.22
Consumer and other loans:
  Home equity and second
    mortgage                    20,887      5.73     16,816       5.81    12,995     5.35       12,147    4.80      9,661     3.10
  Commercial business           14,630      4.02      9,339       3.22     6,666     2.74        2,798    1.11      3,126     1.00
  Leases                         3,493      0.96      3,195       1.10     2,305     0.95        1,671    0.66      3,093     0.99
  Other                         23,006      6.31     14,945       5.16     7,521     3.10        6,230    2.46      5,261     1.69
                               -------    ------    -------     ------   -------   ------      -------   -----    -------   ------
      Total consumer and
         other loans            62,016     17.02     44,295      15.29    29,487    12.14       22,846    9.03     21,141     6.78
                               -------    ------    -------     ------   -------   ------      -------   -----    -------   ------
      Total loans              364,517    100.00%   289,772     100.00%  242,866   100.00%     252,879  100.00%   311,906   100.00%
                               =======    ======    =======     ======   =======   ======      =======  ======    =======   ======
Less:
  Unearned discount, premium,
    deferred loan fees, net        997                  124                  116                   139                530
  Allowance for loan losses      1,714                1,917                1,909                 2,029              1,806
                               -------              -------              -------               -------            -------
      Total loans, net        $361,806             $287,979             $240,841              $250,711           $309,570
                               =======              =======              =======               =======            =======
Mortgage-backed securities
held-to-maturity:
  FHLMC                       $ 45,971     34.03%  $ 52,625      32.91% $ 47,239    26.10%    $ 76,523   53.12%  $ 90,016    58.54%
  FNMA                          20,756     15.36     24,983      15.63    12,726     7.03       22,927   15.91     27,547    17.92
  GNMA                          41,090     30.41     46,651      29.18    56,318    31.12        7,483    5.19      6,043     3.93
  Real estate investment
    mortgage conduit            27,043     20.02     35,271      22.06    64,180    35.47       36,389   25.26     29,220    19.00
  Other mortgage-backed
      securities                   282      0.18        358       0.22       501     0.28          752    0.52        932     0.61
                               -------    ------    -------     ------   -------   ------      -------  ------    --------  ------
    Total mortgage-backed
      and related securities
      held-to-maturity        $135,142    100.00%  $159,888     100.00% $180,964   100.00%    $144,074  100.00%  $153,758   100.00%
                               =======    ======    =======     ======   =======   ======      =======  ======    =======   ======
Mortgage-backed
securities
available-for-sale:
    FHLMC                     $  1,431      1.46%  $  7,233       5.46% $ 13,214    17.55%    $ 19,223   52.17%  $  8,905    40.43%
    FNMA                        25,679     26.23     27,963      21.10    32,178    42.74        7,863   21.34      3,240    14.71
    GNMA                         7,561      7.72      8,338       6.29    10,284    13.66           --                 --
    Real estate investment
      mortgage conduit          63,243     64.59     88,981      67.15    19,609    26.05        9,761   26.49      9,882    44.86
                               -------    ------    -------     ------   -------   ------      -------  ------    -------   ------
      Total                   $ 97,914    100.00%  $132,515     100.00% $ 75,285   100.00%    $ 36,847  100.00%  $ 22,027   100.00%
                               =======    ======    =======     ======   =======   ======      =======  ======    =======   ======

         Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in the Bank's loan and mortgage-backed securities portfolios based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2001, are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.

                                        Due 1/1/01    Due 1/1/02    Due After
                                         12/31/01      12/31/05      1/1/06
                                        ----------    ----------    ---------
                                                     (In thousands)
Available for sale:
  Mortgage-backed securities           $        --  $       838  $    97,076

Held to Maturity:
  One-to-four family                   $       553  $     4,384  $   206,128
  Commercial real estate and
    multi-family                               420       18,189       58,877
  Construction                              13,208          742           --
  Consumer and other                         8,863       30,327       22,826
                                        ----------   ----------   ----------
  Total loans receivable                    23,044       53,642      287,831
  Mortgage-backed securities                   617        1,668      132,857
                                        ----------   ----------   ----------
  Totals                               $    23,661  $    56,148  $   517,764
                                        ==========   ==========   ==========


         The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2001, which have predetermined interest rates and which have floating or adjustable interest rates.


                                              Predetermined     Floating or
                                                  Rates       Adjustable Rate
                                              -------------   ---------------

                                                    (In thousands)
Available for sale:
  Mortgage-backed securities                    $   97,914      $      --
                                                 ---------       --------
  Totals                                        $   97,914      $      --
                                                 =========       ========

Held to Maturity:
  One-to-four family                            $  174,310      $  36,755
  Commercial real estate and multi-family           26,764         50,722
  Construction                                       1,198         12,752
  Consumer and other                                46,878         15,138
                                                 ---------       --------
  Total loans receivable                           249,150        115,367
  Mortgage-backed securities                       134,974            168
                                                 ---------       --------
  Totals                                        $  482,038      $ 115,535
                                                 =========       ========

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

     At December 31, 2000, 58% of mortgage loans consisted of one- to four-family residential loans, of which 17% were ARM loans.

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

         The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. While it does not presently do so, the Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights certain loans.

         The Bank, however, is primarily a portfolio lender. As of December 31, 2000, the Bank's portfolio of loans serviced for others totaled approximately $9.2 million.

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

         Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 2000, the five largest commercial real estate and multi-family loans totaled $14.4 million with no single loan larger than $4.2 million. At December 31, 2000, all such loans were current and the properties securing such loans are in the Bank's market area.

         Construction Loans. At December 31, 2000, the Bank had $14.0 million of construction loans or 4% of the Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer and Other Loans. The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $62 million or 17% of the Bank's total loan portfolio at December 31, 2000. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

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

         The Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 2000, $304,000, or 0.5%, of the Bank's consumer loans were delinquent more than 90 days.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

         The  Bank  offers  second   mortgage   loans  on  one-  to  four-family
residences. At December 31, 2000, second mortgage and home equity loans totaled $21 million, or 6% of the Bank's total loan portfolio.

Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residential loans.

         The Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 2000, the Bank had approximately $15 million outstanding in commercial business loans, which represented approximately 4% of its total loan portfolio.

         Loan Approval Authority and Underwriting. The Board of Directors sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower. Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan. A Lending Vice President may approve a secured loan up to $100,000 and an unsecured loan up to $25,000 individually. Each In-House Loan Committee member may approve a secured loan up to $500,000 and an unsecured loan up to $50,000. Any two In-House Loan Committee members may combine their secured lending authority up to $1.0 million. A majority of the In-House Loan Committee members may approve a secured loan up to $2.5 million and an unsecured loan up to $200,000. Generally, all loans over $2.5 million, or loans that cause the proposed total exposure to exceed $2.5 million, require approval by the Board Loan Committee.

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

         Loans to one Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $7 million as of December 31, 2000.

        At December 31, 2000, the Bank's five largest aggregate lending relationships had balances ranging from $5 to $6 million. At December 31, 2000, all of these loans were current.

Mortgage-Backed Securities

         To supplement lending activities, the Bank invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of December 31, 2000, consisted of certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($47.4 million), Government National Mortgage Association ("GNMA"), ($48.7 million) Federal National Mortgage Association ("FNMA") ($46.4 million), real estate mortgage investment conduits ("REMICs") ($90.3 million), and other mortgage-backed securities ($282,000).

         At December 31, 2000, the carrying value of mortgage-backed securities totaled $233.1 million, or 32% of total assets. The market value of such securities totaled approximately $231.4 million at December 31, 2000.

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

         The following table sets forth the carrying value of the Bank's mortgage-backed securities held in portfolio at the dates indicated.

                                                    At December 31,
                                       -------------------------------------
                                       2000            1999             1998
                                       ----            ----             ----
                                                  (In thousands)
Held to maturity:
  GNMA-fixed rate                     $41,090        $ 46,651         $56,318
  FHLMC ARMs                              168             218             269
  FHLMC-fixed rate                     45,803          52,407          46,970
  FNMA-fixed rate                      20,756          24,983          12,726
  Remics                               27,043          35,271          64,180
  Other mortgage-backed securities        282             358             501
                                      -------         -------         -------
   Total mortgage-backed securities  $135,142        $159,888        $180,964
                                      =======         =======         =======
Mortgage-backed securities
Available-for-sale:
  FHLMC                               $ 1,431         $ 7,233        $ 13,214
  FNMA                                 25,679          27,963          32,178
  GNMA                                  7,561           8,338          10,284
  Remics                               63,243          88,981          19,609
                                      -------         -------         -------
    Total mortgage-backed securities
      available-for-sale             $ 97,914        $132,515        $ 75,285
                                      =======         =======         =======

         Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Bank's mortgage-backed securities portfolio at December 31, 2000. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                                          Contractual
                                 Contractural              Available
                                    Held to                -For-Sale
                                Maturities Due   WAC    Maturities Due    WAC
                                ---------------  ----   --------------   -----
                                             (Dollars in thousands)

Less than 1 year                 $     617       6.76%   $      --         --%
1 to 3 years                         1,031       7.03          161       6.91
3 to 5 years                           636       8.03          677       6.47
5 to 10 years                       12,845       7.41        9,525       6.89
10 to 20 years                      13,372       6.82       31,295       6.06
Over 20 years                      106,641       6.72       56,256       6.41
                                   -------       ----     --------       ----
Total mortgage-backed            $ 135,142       6.81%   $  97,914       6.35%
  securities                       =======       ====     ========       ====

Non-Performing and Problem Assets

         Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment after the loan is 15 days past due. In the event payment is not then received, additional letters and phone calls are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent more than 90 days, the Bank will commence foreclosure proceedings against any real property that secures the loan and attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

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

         Delinquent Loans. Generally, the Bank reserves for uncollected interest on loans past due more than 90 days; these loans are included in the table of nonaccrual loans below. Loans also are placed on a nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further collection. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income and the further accrual of interest ceases unless the underlying facts that prompted a nonaccrual determination are deemed to have improved significantly.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded. At December 31, 2000, the Bank had no significant impaired loans within the meaning of SFAS No. 114 and SFAS No. 118.



                                                                           At December 31,
                                                       ---------------------------------------------------------
                                                       2000          1999       1998          1997         1996
                                                       ----          ----       ----          ----         ----
                                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                                    $869         $880        $896         $776         $922
  Commercial real estate and multi-family                 180           24          97           --           --
Consumer and other                                        421          413         609          606        1,050
                                                        -----        -----       -----        -----        -----
   Total non-accrual loans                              1,470        1,317       1,602        1,382        1,972
                                                        =====        =====       =====        =====        =====

Real estate owned, net                                    176          546         308          351          112
                                                        -----        -----       -----        -----        -----
Total non-performing assets                            $1,646       $1,863      $1,910       $1,733       $2,084
                                                        =====        =====       =====        =====        =====
Total non-accrual loans to net loans                     0.41%        0.46%       0.67%        0.55%        0.64%
                                                        =====        =====       =====        =====        =====
Total non-accrual loans to total assets                  0.21%        0.18%       0.24%        0.23%        0.30%
                                                        =====        =====       =====        =====        =====
Total non-performing assets to total assets              0.23%        0.26%       0.29%        0.29%        0.32%
                                                        =====        =====       =====        =====        =====


         At December 31, 2000, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

         At December 31, 2000, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

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

         The following table provides further information in regard to the Bank's classified assets as of December 31, 2000.


                                             At December 31, 2000
                                             --------------------
                                                (In thousands)

  Special mention assets                           $ 2,528
  Substandard (1)                                    1,922
  Doubtful assets                                       --
  Loss                                                  --
                                                    ------
     Total classified assets                       $ 4,450
                                                    ======

-------------------
(1) Substandard assets include approximately $53,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.

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

         Allowances for Loan Losses. The Bank provides valuation allowances for estimated losses from uncollectible loans. Management determines the adequacy of the allowance on a quarterly basis to ensure that a provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's estimate of probable losses. Several sources of data are used in making the evaluation as to the appropriateness of the allowance.

          The Corporation's watch list contains all loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. Once a loan is deemed to pose other than a normal level of risk of collection, it moves to the classified asset list as either special mention, substandard, doubtful, or loss as required by regulatory guidelines. Classified assets also include all loans over 90 days past due according to the contractual repayment terms. These loans are automatically considered at least substandard. All loans not on the classified asset list are assigned a reserve factor that is based on the Corporation's actual loss experience over the last three years, with a small factor assigned to loans current as to their contractual payments, and an increased factor if the loan is 30 of 60 days past due. Classified loans with balances under $100,000 are typically pooled according to their underlying collateral, and a reserve factor assigned based on historical loss experience. Classified loans are evaluated on an individual basis if the loan balance exceeds $100,000. In such a case, the value of the underlying collateral, which is ordinarily real estate because of the nature of the Corporation's predominant past lending activities, the cost of collection and disposition, and other factors are considered and an estimated reserve level is established. In establishing estimated reserves, current and projected economic conditions as they may affect the borrower and the collateral are considered. If prospects appear poor with respect to collateral disposition, for example, because of economic factors, a lower disposition value and thus a higher reserve level would be established. Similarly, the credit may be guaranteed by a governmental agency, or the collateral value may greatly exceed the loan balance such that no reserve is indicated for these loans that are nevertheless considered classified assets because of their delinquency. If a loan or a portion of a loan is judged to be unrecoverable, that amount is charged off. The calculated reserve determined using the methodologies described above is compared to the actual level of reserves; the difference reflects the imprecision of the multitude of assumptions that are made combined with the variability that can occur with a relatively small amount of troubled assets, and the reserve is maintained at reasonable levels by adjusting the provision that is charged to earnings.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:



                                                              For the Years Ended December 31,
                                                ------------------------------------------------------------
                                                  2000           1999        1998           1997          1996
                                                --------       --------    -------        -------       -------
                                                                 (Dollars in thousands)

Balance at beginning of period                   $1,917         $1,909      $2,029        $1,806        $1,484
Provision for loan losses                           410            300          60           397           330
Charge-offs:
  One- to four-family                                --             --          --           (1)            --
  Commercial and multi-family
  real estate loans                                  --             --          --            --            --
  Consumer and other loans                         (634)          (296)       (180)         (173)           (8)
Recoveries:
  Commercial and multi-family
  real estate loans                                  --             --          --            --            --
  Consumer and other loans                           21              4          --            --            --
                                                  -----          -----       -----         -----         -----
Balance at end of year                           $1,714         $1,917      $1,909        $2,029        $1,806
                                                  =====          =====       =====         =====         =====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                    0.20%          0.10%       0.08%         0.06%        0.003%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period                  116.6%         145.6%      119.2%        147.0%         91.6%
Ratio of allowance for loan
  losses to net loans receivable
  at the end of period                             0.48%          0.67%       0.79%         0.81%         0.58%
Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of period                     114.8%         132.2%      116.1%        137.3%         92.0%


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


                                                                        At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                   2000                    1999              1998                   1997               1996
                          ----------------------   -------------------- ------------------- --------------------  -----------------

                                     Percent of            Percent of          Percent of             Percent of         Percent of
                                      Loans to              Loans to            Loans to               Loans to           Loans to
                           Amount    Total Loans   Amount  Total Loans Amount  Total Loans   Amount  Total Loans  Amount Total Loans
                           ------    -----------   ------  ----------- ------  -----------   ------  -----------  ------  ----------

                                                                         (Dollars in thousands)
At end of period
 allocated to:
One- to four-family         $  301      57.9%    $1,098      58.0%     $1,205      62.9%      $1,503      78.4%    $1,330     73.7%
Commercial real estate
 and multi-family              672      21.3        426      22.5         508      22.8          202      10.5        102      5.7
Construction                   121       3.8         79       4.2          97       2.2           37       2.0         24      1.3
Consumer and
  other loans                  620      17.0        314      15.3          99      12.1          287       9.1        350     19.3
                             -----     -----      -----     -----       -----     -----        -----     -----      -----    -----
Total allowance             $1,714     100.0%    $1,917     100.0%     $1,909     100.0%      $2,029     100.0%    $1,806    100.0%
                             =====     =====      =====     =====       =====     =====        =====     =====     ======    =====


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

         The following table sets forth certain information regarding the amortized cost and fair values of the Bank's investments at the dates indicated.


                                                                 At December 31,
                                 --------------------------------------------------------------------------------
                                            2000                       1999                         1998
                                 ------------------------  -----------------------   ----------------------------
                                  Amortized       Fair       Amortized      Fair        Amortized         Fair
                                     Cost         Value         Cost        Value          Cost           Value
                                 -----------     --------  -----------    --------   -------------       --------
                                                                 (In thousands)

Interest-earning deposits           $   1,965   $   1,964    $   5,984    $   5,984      $  19,267      $  19,267
                                     ========    ========     ========     ========       ========       ========

Investment securities
held-to-maturity:
  U.S. government and agency
    obligations                     $  52,499   $  51,016    $  57,455    $  55,500      $  73,612      $  73,747
  State and political
    subdivisions                        5,958       5,979        4,284        4,168          4,283          4,361
  Corporate debt securities         $   5,004       4,924        5,021        4,870          3,000          2,986
                                     --------    --------     --------     --------       --------       --------

    Total                           $  63,461   $  61,919    $  66,760    $  64,538      $  80,895      $  81,094
                                     ========    ========     ========     ========       ========       ========


Securities available-for-sale
  U.S. government and agency
    obligations                     $  12,003   $  11,967    $  11,994    $  11,558      $   8,000      $   8,045
  State and political
    subdivisions                           --          --        3,783        3,696             --             --
  Corporate Debt
     Securities                         6,034       6,004        6,053        5,833             --             --

  Equity securities
    (SLMA stock)                           --          --           --           --             --             --
  Mutual funds                            500         494          500          493            500            497
    Other                                 500         400          500          350            500            500
                                     --------    --------     --------     --------       --------       --------

    Total                           $ 19,037    $  18,865    $  22,830    $  21,930      $   9,000      $   9,042
                                     ========    ========     ========     ========       ========       ========


Investment Portfolio Maturities

         The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2000.Yields on tax exempt obligations have been computed on a tax equivalent basis.



                        One Year or Less    One to Five Years    Five to Ten Years    More than Ten Years     Total Investment
                       -------------------  -----------------   -------------------  --------------------  -----------------------
                        Amortized  Average  Amortized   Average   Amortized  Average Amortized  Average  Amortized   Average   Fair
                          Cost      Yield     Cost       Yield       Cost     Yield    Cost       Yield     Cost      Yield   Value
                          ----      -----     ----       -----       ----     -----    ----       -----     ----      -----   -----
                                                                     (Dollars in thousands)

U.S. agency obligations $     3     5.80%   $54,999      5.80%    $ 9,500     6.72%  $    --       --%   $64,502     5.94%  $62,984
Municipal obligations        --       --        330      5.97       3,359     8.27     2,269     7.20      5,958     7.74     5,978
Corporate obligations     5,004     5.51      6,034      5.73          --       --        --       --     11,038     5.63    10,928
Other securities(1)       1,000     4.14         --                    --       --        --       --      1,000     4.14       894
                         ------    -----     ------      ----      ------     ----    ------     ----     ------     ----    ------
  Total                 $ 6,007     5.27%   $61,363      5.80%    $12,859     7.13%  $ 2,269     7.20%   $82,498     6.01%  $80,784
                         ======    =====     ======      ====      ======     ====    ======     ====     ======     ====    ======

--------------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.

(2) Includes $18.9 million of U.S. government and agency obligations and other investments which are carried as available-for-sale at December 31, 2000. Investment securities available-for-sale are carried at fair value.

         Investment securities include approximately $64.5 million in callable securities. If the security is called, the Corporation will receive a return of its investment prior to the contractual maturity date, usually when market interest rates are lower than they were when the securities were purchased. The following table sets forth information with respect to the Corporation's callable securities:

                                                                At December 31, 2000
                                                                --------------------
                                                               (Dollars in thousands)
              Date first callable       Contractual Maturity                          Contractual Interest
                 (month/year)             Date (month/year)           Amount                   Rate
              -------------------       --------------------          ------          ---------------------

                                                                 C>
                    Jan 01                     Feb 02               $  5,000                    5.42%
                    Jan 01                     Mar 02                  2,000                    5.67
                    Jan 01                     Apr 02                  1,000                    5.67
                    Jan 01                     Feb 03                  6,000                    5.61
                    Jan 01                     Mar 03                  3,000                    5.88
                    Jan 01                     May 03                  1,000                    6.16
                    Jan 01                     Jul 03                  2,000                    6.16
                    Jan 01                     Sep 03                  2,000                    5.96
                    Jan 01                     Jan 04                  3,999                    5.50
                    Jan 01                     Feb 04                  6,000                    5.75
                    Jan 01                     Mar 04                  5,000                    6.05
                    Jan 01                     Apr 04                  3,000                    5.90
                    Jan 01                     Jan 06                  2,000                    6.13
                    Jan 01                     Jun 07                  1,000                    7.31
                    Jan 01                     Feb 08                  2,000                    6.50
                    Jan 01                     Apr 08                  2,000                    6.61
                    Mar 01                     Sep 02                  3,000                    5.63
                    Mar 01                     Sep 08                  2,500                    6.54
                    Mar 01                     Mar 04                  4,000                    6.00
                    Apr 01                     Oct 07                  2,000                    7.00
                    Apr 01                     Apr 04                  2,000                    5.90
                    Apr 01                     Oct 03                  2,000                    5.87
                    May 01                     May 04                  2,000                    6.00
                                                                     -------                    ----
                                                                    $ 64,499                    5.93%
                                                                     =======                    ----

Sources of Funds

         General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $30 million or 8% consist of IRA, Keogh or SEP retirement accounts at December 31, 2000.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2000, core deposits amounted to 62% of total deposits.

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


                                                                       At December 31,
                                   -----------------------------------------------------------------------------------------------

                                                   2000                           1999                            1998
                                   -------------------------------   -----------------------------   -----------------------------
                                                         Weighted                         Weighted                       Weighted
                                              Percent     Average                Percent   Average             Percent    Average
                                              of Total    Nominal               of Total   Nominal            of Total    Nominal
                                    Amount    Deposits     Rate      Amount     Deposits    Rate      Amount  Deposits     Rate
                                    ------    --------     ----      ------     --------    ----      ------  --------     ----
                                                                    (Dollars in thousands
Transaction Accounts
Interest-bearing checking
   accounts                         $ 35,127       8.76       1.02%   $37,926       9.41%    1.06%  $ 44,971    10.24%      1.12%
Money market accounts                 44,325      11.05       3.13     40,799      10.16     3.64     32,556     7.42       3.37
Non-interest-bearing checking
   accounts                           12,096       3.02       0.00      7,025       1.75     0.00      6,231     1.42       0.00
                                     -------      -----       ----     ------      -----     ----    -------    -----       ----
   Total transaction accounts         91,548      22.83                85,630      21.32              83,758    19.08

 Passbook accounts                   155,699      38.85       3.48    159,370      39.70     3.41    165,864    37.79       2.93

Certificates of deposit              153,604      38.32       5.32    156,578      38.98     4.90    189,291    43.13       5.02
                                     -------     ------       ----    -------     ------     ----    -------   ------       ----
    Total deposits                  $400,851     100.00%      3.66%  $401,698     100.00%    3.47%  $438,913   100.00%      3.64%
                                     =======     ======       ====    =======     ======     ====    =======   ======       ====



         At December 31, 2000, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                   Amount
                                                   ------
Maturing Period                               (In thousands)
---------------
Three months or less                              $ 5,388
Over three through six months                       3,776
Over six through 12 months                          5,953
Over 12 months                                      2,369
                                                   ------
    Total                                         $17,486
                                                   ======

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

                                                         At December 31,
                                            -------------------------------------
                                               2000         1999          1998
                                            -------------------------------------

                                                    (Dollars in thousands)

FHLB advances and other borrowings         $ 259,821       $264,299      $163,359
                                            ========        =======       =======

Weighted average interest rate                  5.78%          5.37%         5.77%




                                                     Years Ended December 31,
                                                     ------------------------
                                                 2000              1999               1998
                                           ---------------------------------------------------
                                                           (Dollars in thousands)
Maximum balance of  FHLB advances and
  other borrowings outstanding                $ 259,889           $268,128           $163,359
                                               ========            =======            =======
Weighted average balance of FHLB
  advances and other borrowings
  outstanding                                 $ 243,656           $240,371           $163,359
                                               ========            =======            =======
Weighted average interest rate of FHLB
  advances and other borrowings                    5.68%              5.37%              5.77%
                                               ========            =======            =======


         The Bank uses convertible FHLB advances for a portion of its funding needs. These borrowings are fixed rate, fixed term advances that can be converted to LIBOR-based floating rate advances at the option of the FHLB, on each quarterly interest payment date, after an initial period. The following table sets forth information related to these convertible advances.


                                                         At December 31, 2000
                                                         --------------------
                                                        (Dollars in thousands)
     Date first convertible      Contractual Maturity                                  Contractual Interest
          (month/year)             Date (month/year)               Amount                     Rate
          ------------             -----------------               ------                     ----

             Feb 01                     Feb 04                      $20,000                    4.94%
             Apr 01                     Apr 03                        5,000                    5.75
             Feb 02                     Feb 09                       15,000                    4.74
             Feb 02                     Feb 04                       25,000                    5.10
             Apr 02                     Apr 08                       10,000                    5.41
             Jun 02                     Jun 08                       15,000                    5.63
             Jun 02                     Jun 08                       10,000                    5.61
             Feb 03                     Feb 06                       20,000                    5.15
             Mar 03                     Mar 08                       25,000                    5.70
             Mar 03                     Mar 08                       10,000                    5.61
             Feb 04                     Feb 09                       10,000                    5.05
                                                                   --------                   -----
                                                                  $ 165,000                    5.29%
                                                                   ========                   -----


Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2000, the Bank was authorized to invest up to approximately $14 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operative subsidiary if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2000, the Bank had one subsidiary, Third Delaware Corporation. Third Delaware Corporation is a wholly-owned operating subsidiary of the Bank and was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2000, the Bank had $83 million invested in Third Delaware Corporation.

Personnel

         As of December 31, 2000, the Bank had 154 full-time and 21 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     Kent C. Lufkin has been with the Bank since 2000.  He  currently  serves as
Senior  Vice  President  and  Retail  Banking  Officer.   Mr.  Lufkin's's  prior
experience includes 4 years as Chief Executive Officer at Roebling Bank.

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

     The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                   REGULATION

     Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

         At December 31, 2000, the Bank was in compliance with all of its regulatory capital requirements.

         Dividend and Other Capital Distribution Limitations. The Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Bank's mutual-to-stock conversion.

         Savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, are not required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Savings associations which are eligible for expedited treatment under current OTS regulations are not required to file an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association that is a subsidiary of a savings and loan holding company, and under certain other circumstances, must file a notice with OTS prior to making the capital distribution.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 2000, the Bank was in compliance with its QTL requirement with 95% of its assets invested in QTIs.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At December 31, 2000, the Bank's liquidity ratio was 19%.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Bank had $13 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank's total transaction accounts required a reserve level of $2.857 million which was offset by the Bank's vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2000.

Item  2.  Properties
--------------------

         The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2000, the Bank operated from its main office and fifteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. At the end of January 2001, the Bank closed its Princeton, New Jersey branch and will serve the customers of that branch from its nearby Lawrenceville branch office. The Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third-party and the other is used as a parking lot for employees and tenants of the Bank. The net book value of the two lots was $102,000 at December 31, 2000. In addition, the Bank owns a vacant lot at Newtown Yardley Road and Friends Lane, Newtown, Pennsylvania. This lot was purchased in 1993 for future expansion and had a net book value of $1.3 million at December 31, 2000.

         The following table sets forth certain information regarding the Bank's properties:


                                    Leased or                                         Leased or
    Location                          Owned              Location                       Owned
    --------                          -----              --------                      -------

ADMINISTRATIVE OFFICE                                 OPERATIONS OFFICE
  Newtown Office                                      Operations Center
  3 Penns Trail                                       62 Walker Lane
  Newtown, PA 18940                   Owned           Newtown, PA  18940(1)              Owned

BRANCH OFFICES
  Frankford Office                                    Newtown Office
  4625 Frankford Avenue                               950 Newtown Yardley Road
  Philadelphia, PA 19124              Owned           Newtown, PA 18940                  Leased

  Warminster Office                                   Ewing Office
  601 Louis Drive                                     2075 Pennington Road
  Warminster, PA 18974                Leased          Trenton, NJ 08618                  Owned

  Hamilton Office                                     Mayfair Office
  1850 Route 33                                       Roosevelt Blvd. at Unruh
  Hamilton Square, NJ 08690           Owned           Philadelphia, PA 19149             Owned

  Fishtown Office                                     Doylestown Office
  York & Memphis Streets                              60 North Main Street
  Philadelphia, PA 19125              Owned           Doylestown, PA 18901               Owned

  Cross Keys Office                                   Feasterville Office
  834 North Easton Highway                            Buck Hotel Complex
  Doylestown, PA 18901                Owned           Feasterville, PA 19053             Leased

  Bridesburg Office                                   Quakerbridge Office
  Orthodox & Almond Streets                           590 Lawrence Square Blvd.
  Philadelphia, PA 19137              Owned           Lawrenceville, NJ 08648            Leased

  New Britain Office                                  Woodhaven Office
  600 Town Center                                     Knights Road Center
  New Britain, PA 18901               Leased          4014 Woodhaven Road
                                                      Philadelphia, PA 19154             Leased


--------------------------------------
(1) This office serves as the computer operations center, check processing area, training center, mail processing and storage center for the Bank.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the section captioned "Stock Market Information" in the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under the section captioned "Selected Financial and Other Data" in the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

         The information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Asset and Liability Management

         Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Bank's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities in interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely, positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of shorter term or adjustable rate assets for portfolio.

         The Bank utilizes its investment and mortgage-backed security portfolios to generate additional interest income and in managing its liquidity. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

         A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and, therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. At December 31, 2000, approximately 38% of the Bank's deposits were CDs.

         The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

         The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 2000, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

         As part of its interest rate risk management, the Bank uses the Interest Rate Risk Exposure Report, which is generated quarterly by the OTS. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2000 are as follows:

                                            MVPE

                  -------------------------------------------------------------
                  Change in Interest Rate    Amount          % Change
                  -----------------------    ------          --------
                                         (In Thousands)

                  +300 Basis Points         $25,283           -50%
                  +200 Basis Points         $34,529           -32%
                  +100 Basis Points         $43,525           -15%
                   Flat Rates               $50,925             0%
                  -100 Basis Points         $52,267            +3%
                  -200 Basis Points         $48,923            -4%
                  -300 Basis Points         $46,640            -8%

         Management believes that the assumptions utilized by OTS in evaluating the vulnerability of the Company's capital to changes in interest rates are reasonable; however, the interest rate sensitivity of the Bank's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant's 2000 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

--------------------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Proposal 1 - Election of Directors -- General Information and Nominees" and "-- Biographical Information" and "Additional Information About Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included under "Item 1. Business -- Executive Officers of the Registrant."

Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the information contained under the section captioned "Director and Executive Officer Compensation" in the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained under the section captioned "Voting Securities and Principal Holders Thereof" and in the first table under the section captioned "Proposal 1 - Election of Directors" in the Registrant's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information contained under the section captioned "Additional Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1)  The  following   financial   statements  and  the  report  of  the
independent auditor of the Company included in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

Independent Auditors' Report
Consolidated Statements of Financial Position as of December 31, 2000 and 1999 Consolidated Statements of Earnings For the Years Ended
  December 31, 2000, 1999 and 1998
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
  Income for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

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

          3.1     Certificate of Incorporation of TF Financial Corporation*
          3.2     Bylaws of TF Financial Corporation*
          4.0     Stock Certificate of TF Financial Corporation*
          4.1     The Company's Rights Agreement dated November 22, 1995**
         10.1     Third Federal Savings and Loan Association Management Stock Bonus Plan*
         10.2     TF Financial Corporation 1994 Stock Option Plan*
         10.3     Third Federal Savings Bank Directors Consultation and Retirement Plan***
         10.4     TF Financial Corporation Incentive Compensation Plan***
         10.5     Severance Agreement with John R. Stranford***
         10.6     Severance Agreement with Kent C. Lufkin
         10.7     Severance Agreement with Floyd P. Haggar
         10.8     Severance Agreement with Earl A. Pace, Jr.*****
         10.9     Severance Agreement with Dennis R. Stewart******
         10.10    TF Financial Corporation 1997 Stock Option Plan****
         13.0     2001 Annual Report to Stockholders

         21.0     Subsidiary Information
         23.0     Consent of Independent Auditor

-------------------------

*         Incorporated   herein  by   reference   from  the  Exhibits  to  Form  S-1,
          Registration Statement, File No. 33-76960.
**        Incorporated herein by reference to the Registrants Form 8-A filed with the
          Securities and Exchange Commission on November 22, 1995.
***       Incorporated  herein by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1995.
****      Incorporated herein by reference to the Registrant's  Annual Report on Form
          10-K for the fiscal year ended December 31, 1997.
*****     Incorporated herein by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1998.
******    Incorporated herein by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December  31, 1999.

         (b)      Reports on Form 8-K.

                  None

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TF FINANCIAL CORPORATION



Dated:  March 28, 2001                By:  /s/ John R. Stranford
                                           ---------------------------------
                                           John R. Stranford
                                           President, Chief Executive Officer
                                             and Director
                                          (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2001.



By:      /s/ John R. Stranford                   By:      /s/ Dennis R. Stewart
         -------------------------------------            -----------------------------------------------
         John R. Stranford                                Dennis R. Stewart
         President, Chief Executive Officer               Senior Vice President, Chief
          and Director                                    Financial Officer and Treasurer
         (Principal Executive Officer)                    (Principal Financial and Accounting
                                                            Officer)


By:      /s/ Carl F. Gregory                     By:      /s/ Robert N. Dusek
         -------------------------------------            -----------------------------------------------
           Carl F. Gregory                                Robert N. Dusek
         Director                                         Chairman of the Board



By:      /s/ Thomas J. Gola                      By:      /s/ George A. Olsen
         -------------------------------------            -----------------------------------------------
         Thomas J. Gola                                   George A. Olsen
         Director                                         Director

