Form 10-Q
period 2001-03-31
TF FINANCIAL CORP
filed 2001-05-04
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------
                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: April 27, 2001
                                                           --------------

                     Class                            Outstanding
      -------------------------------              ----------------
        $.10 par value common stock                2,714,812 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


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

                                   TF FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (in thousands)

                                                                                      Unaudited        Audited       Unaudited
                                                                                      March 31,     December 31,     March 31,
                                                                                         2001           2000            2000
                                                                                         ----           ----            ----
                                   Assets
Cash and cash equivalents                                                               $51,013        $10,618         $16,661
Certificates of deposit in other financial institutions                                     191            191             547
Investment securities available for sale - at fair value                                 15,092         18,865          22,534
Investment securities held to maturity (fair value of $21,753, $61,919 and
    $59,514, respectively)                                                               21,459         63,461          61,798
Mortgage-backed securities available for sale - at fair value                            91,897         97,914         139,557
Mortgage-backed securities held to maturity (fair value of $128,843,
    $133,458, and $148,796, respectively)                                               128,079        135,142         154,345
Loans receivable, net                                                                   357,906        361,806         294,715
Federal Home Loan Bank stock - at cost                                                   13,042         13,042          13,042
Accrued interest receivable                                                               4,280          5,523           4,789
Goodwill and other intangible assets                                                      5,628          5,809           6,376
Premises and equipment, net                                                               9,224          9,410           9,260
Other assets                                                                              1,253          1,516           2,810
                                                                                       --------       --------        --------
                                Total assets                                           $699,064       $723,297        $726,434
                                                                                       ========       ========        ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $402,969       $400,851        $408,597
   Advances from the Federal Home Loan Bank                                             232,359        244,859         223,359
   Other borrowings                                                                         ---         14,962          36,530
   Advances from borrowers for taxes and insurance                                        1,158          1,158           1,124
   Accrued interest payable                                                               5,271          4,670           5,081
   Other liabilities                                                                      3,193          3,688           3,292
                                                                                       --------       --------        --------
                              Total liabilities                                         644,950        670,188         677,983
                                                                                       --------       --------        --------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock,  $0.10  par  value;  10,000,000  shares  authorized,
       5,290,000 issued; 2,453,393, 2,491,454, and 2,553,599 shares outstanding at March 31, 2001, December 31, 2000 and March 31, 2000, net of
       treasury shares of 2,575,188, 2,534,088, and 2,462,826, respectively.                529            529             529
   Retained earnings                                                                     52,469         51,604          49,154
   Additional paid-in capital                                                            52,185         52,161          52,098
   Unearned ESOP shares                                                                  (2,614)        (2,644)         (2,736)
   Shares acquired by MSBP                                                                  ---             (4)            (55)
   Treasury stock - at cost                                                             (48,874)       (48,173)        (47,143)
   Accumulated other comprehensive income (loss)                                            419           (364)         (3,396)
                                                                                       --------       --------        --------
                         Total stockholders' equity                                      54,114         53,109          48,451
                                                                                       --------       --------        --------
Total liabilities and stockholders' equity                                             $699,064       $723,297        $726,434
                                                                                       ========       ========        ========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                            For Three Months
                                                                             Ended March 31,
                                                                            -----------------
                                                                            2001        2000
                                                                            ----        ----
Interest income
   Loans                                                                    $7,166      $5,556
   Mortgage-backed securities                                                3,780       4,870
   Investment securities                                                     1,239       1,531
   Interest bearing deposits and other                                         145          72
                                                                            ------      ------
       Total interest income                                                12,330      12,029
                                                                            ------      ------
Interest expense
   Deposits                                                                  3,591       3,576
   Advances from the Federal Home Loan Bank and other borrowings             3,500       3,603
                                                                            ------      ------
       Total interest expense                                                7,091       7,179
                                                                            ------      ------
       Net interest income                                                   5,239       4,850
Provision for loan losses                                                      125          44
                                                                            ------      ------
       Net interest income after provision for loan losses                   5,114       4,806
                                                                            ------      ------

Non-interest income
   Service fees, charges and other operating income                            450         374
   Loss on sale of loans and mortgage-backed securities available for          (15)        ---
                                                                            ------      ------
sale
       Total non-interest income                                               435         374
                                                                            ------      ------
Non-interest expense
   Compensation and benefits                                                 1,936       1,827
   Occupancy and equipment                                                     680         626
   Federal deposit insurance premium                                            21          22
   Professional fees                                                           193         187
   Amortization of goodwill and other intangible assets                        180         194
   Advertising                                                                 126         170
   Other operating                                                             710         598
                                                                            ------      ------
       Total non-interest expense                                            3,846       3,624
                                                                            ------      ------
       Income before income taxes                                            1,703       1,556
Income taxes                                                                   445         527
                                                                            ------      ------
       Net income                                                           $1,258      $1,029
                                                                            ======      ======

Basic earnings per share                                                     $0.51       $0.40
Diluted earnings per share                                                   $0.48       $0.39
Weighted average number of shares outstanding - basic                        2,482       2,569
Weighted average number of shares outstanding - diluted                      2,664       2,654



                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                                  2001         2000
                                                                                                  ----         ----
Cash flows from operating activities
Net Income                                                                                      $ 1,258      $ 1,029
Adjustments to reconcile net income to net cash provided by operating activities:
                 Mortgage loan servicing rights                                                       3            3
                 Deferred loan origination fees                                                     (52)          (1)
                 Premiums and discounts on investment securities, net                                (8)           5
                 Premiums and discounts on mortgage-backed securities and loans, net               (113)          27
                 Amortization of goodwill and other intangible assets                               181          111
Provision for loan losses                                                                           125           44
Depreciation of premises and equipment                                                              206          248
Recognition of ESOP and MSBP expenses                                                                58           68
Loss on sale of loans and mortgage-backed securities available for sale                              15          ---
Gain on sale of real estate acquired through foreclosure                                            ---            3
(Increase) decrease in:
                 Accrued interest receivable                                                      1,243          169
                 Other assets                                                                       260       (1,469)
Increase (decrease) in:
                 Accrued interest payable                                                           601        1,332
                 Other liabilities                                                                 (955)         808
                                                                                                 ------      -------
                 Net cash provided by operating activities                                        2,822        2,377
                                                                                                 ------      -------

Cash flows  from investing activities
Loan origination and principal payments on loans, net                                             6,493         (953)
Purchases of loans                                                                               (3,792)      (5,855)
Proceeds from loan sales                                                                          1,227          ---
Maturities of certificates of deposit in other financial institutions, net                          ---          300
Purchases of investment securities available for sale                                               ---         (429)
Proceeds from sale of mortgage-backed securities available for sale                               4,309          ---
Purchases of mortgage-backed securities available for sale                                          ---       (9,843)
Purchase of mortgage-backed securities  held to maturity                                            ---         (353)
Proceeds from maturities of investment securities held to maturity                               45,014        4,895
Proceeds from maturities of investment securities available for sale                              1,000          ---
Principal repayments from mortgage-backed securities held to maturity                             7,071        5,865
Principal repayments from mortgage-backed securities available for sale                           2,709        2,493
Proceeds from sales of real estate acquired through foreclosure                                     ---          146
Purchase of premises and equipment                                                                  (20)        (331)
                                                                                                 ------      -------
                 Net cash used in investing activities                                           64,011       (4,065)
                                                                                                 ------      -------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                                      ---------
                                                                                                  2001         2000
                                                                                                  ----          ----
Cash flows from financing activities
Net increase in deposits                                                                          2,118        6,899
Net decrease in advances from Federal Home Loan Bank                                            (12,500)     (25,174)
Net increase (decrease) in other borrowings                                                     (14,962)      20,764
Net decrease in advances from borrowers for taxes and insurance                                     ---          (74)
Exercise of stock options                                                                            21          437
Purchase of treasury stock, net                                                                    (730)        (879)
Common stock cash dividend                                                                         (385)        (339)
                                                                                                -------      -------
                 Net cash provided by financing activities                                      (26,438)       1,634
                                                                                                -------      -------

                 Net increase (decrease) in cash and cash equivalents                            40,395          (54)

Cash and cash equivalents at beginning of period                                                 10,618       16,715
                                                                                                -------      -------
Cash and cash equivalents at end of period                                                      $51,013      $16,661
                                                                                                =======      =======

Supplemental disclosure of cash flow information
Cash paid for
                 Interest on deposits and advances                                              $ 6,490      $ 5,947
                 Income taxes                                                                   $   610      $ 2,538
Non-cash transactions
                 Transfers from loans to real estate acquired through foreclosure               $   ---      $   ---


                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of March 31, 2001 (unaudited), December 31, 2000, March 31, 2000 (unaudited) and for the three-month periods ended March 31, 2001 and 2000 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2001 and 2000 was $2,041,000 and $718,000, net
         of applicable income tax of $849,000 and $367,000, respectively.

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

Financial Condition

The Company's total assets at March 31, 2001 and December 31, 2000 totaled $699.1 million and $723.2 million, respectively, a decrease of $24.1 million, or 3.4%, during the three-month period. The decrease is mainly the result of a $45.8 million decrease in investment securities due to the maturity or exercise of the call feature associated with these securities. In addition, there was a $13.1 million decrease in mortgage-backed securities, partly due to the sale of $4.3 million of such securities, and a $3.9 million net decrease in loans receivable. Offsetting these decreases is a $40.4 million increase in cash and cash equivalents.

Total liabilities decreased by $25.2 million during the first three months of 2001 primarily as a result of the use of excess cash to repay maturing advances from the Federal Home Loan Bank and other borrowings.

Total consolidated stockholders' equity of the Company was $54.1 million or 7.74% of assets at March 31, 2001, compared to $53.1 million or 7.34% of assets at December 31, 2000, and $48.5 million or 6.67% of assets at March 31, 2000. During the first quarter of 2001, the net increase in retained earnings, which is net income less dividends paid, plus the increase in accumulated other comprehensive income, was partially offset by the net cost of treasury shares purchased. During January of 2000 management announced that the Company's board of directors had authorized the purchase of up to 142,368 shares of the Company's stock in the open market. As of March 31, 2001, there were approximately 45,000 shares available for repurchase under this plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

Management of the Company believes that there has been no material adverse change in the Company's asset quality during the three-month period ended March 31, 2001.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                         March 31,  December 31,  March 31,
                                                         ---------  ------------  ---------
                                                           2001        2000         2000
                                                           ----        ----         ----
Non-performing loans                                     $1,302      $1,478       $2,183
Ratio of non-performing loans to gross loans               0.36%       0.41%        0.74%
Ratio of non-performing loans to total assets              0.19%       0.20%        0.30%
Foreclosed property                                        $176         $176         $321
Foreclosed property to total assets                        0.03%       0.02%        0.04%
Ratio of total non-performing assets to total assets       0.21%       0.23%        0.34%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                            2001          2000
                                                            ----          ----
Beginning balance, January 1,                            $ 1,714       $ 1,970
Provision                                                    125            44
Less: charge-off's (recoveries), net                          62           127
                                                         -------       -------
Ending balance, March 31,                                $ 1,777       $ 1,887
                                                         =======       =======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Income. The Company recorded net income of $1,258,000, or $0.48 per diluted share, for the three months ended March 31, 2001 as compared to $1,029,000, or $0.39 per diluted share, for the three months ended March 31, 2000.

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

                                                                           Three Months Ended March,
                                                                           -------------------------
                                                                 2001                                    2000
                                                    --------------------------------        -------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4).......................    $362,020      $ 7,166         8.03%     $289,660      $ 5,556         7.71%
    Mortgage-backed securities.................     232,319        3,780         6.60%      292,754        4,870         6.69%
    Investment securities......................      83,824        1,239         5.99%      101,928        1,531         6.04%
    Other interest-earning assets(1)...........      10,687          145         5.50%        7,454           72         3.88%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     688,850       12,330         7.26%      691,796       12,029         6.99%
                                                                 -------                                 -------
Non interest-earning assets....................      28,503                                  27,622
                                                   --------                                --------
      Total assets.............................     717,353                                 719,418
                                                   ========                                ========
Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................     404,512        3,591         3.60%      404,091        3,576         3.56%
    Advances from the FHLB and other
               borrowings......................     251,405        3,500         5.65%      259,676        3,603         5.58%
                                                   --------       ------                   --------       ------
      Total interest-bearing liabilities.......     655,917        7,091         4.39%      663,767        7,179         4.35%
                                                                  ------                                  ------
Non interest-bearing liabilities...............       7,859                                   7,840
                                                   --------                                --------
      Total liabilities........................     663,776                                 671,607
Stockholders' equity...........................      53,517                                  47,811
                                                   --------                                --------
   Total liabilities and stockholders' equity..    $717,353                                $719,418
                                                   ========                                ========
Net interest income............................                   $5,239                                  $4,850
                                                                  ======                                  ======
Interest rate spread (2).......................                                  2.87%                                   2.64%
Net yield on interest-earning assets (3).......                                  3.08%                                   2.82%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    104%


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

                                                        Three months ended
                                                             March 31,
                                                           2001 vs. 2000
                                                  -----------------------------
                                                         Increase (decrease)
                                                              due to
                                                  -----------------------------
                                                   Volume       Rate       Net
                                                  -----------------------------
Interest income:
     Loans receivable, net                        $ 1,381        229    $ 1,610
     Mortgage-backed securities                    (1,023)       (67)    (1,090)
     Investment securities                           (279)       (13)      (292)
     Other interest-earning assets                     37         36         73
                                                  -----------------------------
        Total interest-earning assets                 116        185        301
                                                  =============================
Interest expense:
     Deposits                                           1         14         15
     Advances from the FHLB and other borrowings     (334)       231       (103)
                                                  -----------------------------
        Total interest-bearing liabilities           (333)       245        (88)
                                                  =============================
Net change in net interest income                 $   449        (60)   $   389
                                                  =============================

Total Interest Income. Total interest income increased by $301,000 or 2.5% to $12.3 million for the three months ended March 31, 2001 compared with the first quarter of 2000 primarily because of the increase in average loans outstanding. Although average interest-earning assets were lower during the first quarter of 2001 compared to 2000, average loans receivable increased by 25.0% while average mortgage-backed securities and investment securities decreased a combined 19.9%, and the higher average yield earned on loans compared to securities produced the increase in net interest income.

Total Interest Expense. Total interest expense decreased to $7.1 million for the three-month period ended March 31, 2001 from $7.2 million for the same period in 2000 primarily due to decreased advances from the Federal Home Loan Bank and other borrowings, which resulted in an overall decrease in average interest-bearing liabilities.

Non-interest income. Total non-interest income was $435,000 for the three-month period ended March 31, 2001 compared with $374,000 for the same period in 2000. The increase is due to the repricing of certain of the Savings Bank's retail deposit products and fees, and the implementation of new transaction account fees during the first quarter of 2001. In addition, $33,000 of non-recurring loan prepayment fees were included in fee income for the first quarter of 2000.

Non-interest expense. Total non-interest expense increased by $222,000 to $3.8 million for the three months ended March 31, 2001 compared to the same period in 2000. Compensation and benefits expenses increased by $109,000 during the first quarter of 2001 compared to the year earlier period due normal wage increases, a $42,000 increase in the use of temporary help, and a $14,000 increase in the cost of employee group insurance expenses.

Occupancy and equipment expenses increased by $54,000 due to additional utilities and maintenance expenses associated with more severe weather during the first quarter of 2001 compared to 2000. Advertising expense decreased by $44,000 due to the reduced usage of newspaper advertising during the first quarter of 2001, and the non-recurring costs of opening a new branch incurred during the first quarter of 2000. Other operating expenses increased by $112,000 mainly due to $60,000 of start-up costs associated with the implementation of in-house item processing and statement rendering capabilities for checking accounts. In addition, the timing of certain annual contributions and dues payments resulted in $17,000 additional expense during the first quarter of 2001 compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2001 in the ability of the Company and its subsidiaries to fund their operations.

The Savings Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Savings Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 4% requirement. These levels may be changed from time to time by the regulators to reflect current economic conditions. The Savings Bank had regulatory liquidity ratios of 18.6% and 18.9% at March 31, 2001 and 2000, respectively.

At March 31, 2001, the Company had commitments outstanding under letters of credit of $3.7 million, commitments to originate loans of $9.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $33.0million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of March 31, 2001.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2001.

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

ITEM 1.        LEGAL PROCEEDINGS
               Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS
               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 25, 2001. There were outstanding and entitled to vote at the Meeting 2,787,638 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,486,357 shares of Common Stock representing 89.19% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was a non-binding stockholder recommendation to remove certain anti-takeover provisions from the Company's Certificate of Incorporation and By-laws. The results of the voting at the Meeting are as follows (percentages in terms of votes cast):

         Proposal 1
         George A. Olsen        FOR:     2,147,743      PERCENT FOR:      86.38%
         Thomas J. Gola         FOR:     2,154,504      PERCENT FOR:      86.65%

         Proposal 2             FOR:       604,387      PERCENT FOR:      27.90%
                                AGAINST: 1,528,961      PERCENT AGAINST:  70.59%
                                ABSTAIN:    32,706      PERCENT ABSTAIN:   1.51%


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


                            TF FINANCIAL CORPORATION




                                      /s/ John R. Stranford
                                      ---------------------
Date:      May 4, 2001                John R. Stranford
    -----------------------           President and CEO
                                      (Principal Executive Officer)


                                      /s/ Dennis R. Stewart
                                      ---------------------
Date:      May 4, 2001                Dennis R. Stewart
     ----------------------           Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)