Form 10-Q
period 2001-06-30
TF FINANCIAL CORP
filed 2001-08-10
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                    FORM l0-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                                ------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                 ----------------------    ---------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: July 27, 2001
                                                   -------------

            Class                                             Outstanding
-----------------------------                               ----------------
  $.10 par value common stock                               2,710,312 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                               Unaudited     Audited     Unaudited
                                                                                June 30,   December 31,   June 30,
                                                                                  2001         2000         2000
                                                                               ---------    ---------    ---------

                                   Assets
Cash and cash equivalents                                                      $  59,196    $  10,618    $   8,980
Certificates of deposit in other financial institutions                              190          191          556
Investment securities available for sale - at fair value                          10,161       18,865       22,366
Investment securities held to maturity (fair value of $15,510, $61,919 and        15,460       63,461       73,111
    $71,037, respectively)
Mortgage-backed securities available for sale - at fair value                     94,825       97,914      138,908
Mortgage-backed securities held to maturity (fair value of $117,923,             117,799      135,142      148,145
    $133,458, and $142,601, respectively)
Loans receivable, net                                                            368,129      361,806      293,330
Federal Home Loan Bank stock - at cost                                            11,368       13,042       13,042
Accrued interest receivable                                                        4,212        5,523        4,880
Goodwill and other intangible assets                                               5,448        5,809        6,183
Premises and equipment, net                                                        7,932        9,410        9,326
Other assets                                                                       1,075        1,516        2,694
                                                                               ---------    ---------    ---------
                                 Total assets                                  $ 695,795    $ 723,297    $ 721,521
                                                                               =========    =========    =========
                    Liabilities and stockholders' equity

Liabilities
   Deposits                                                                    $ 409,145    $ 400,851    $ 419,611
   Advances from the Federal Home Loan Bank                                      222,359      244,859      208,359
   Other borrowings                                                                   --       14,962       34,228
   Advances from borrowers for taxes and insurance                                 1,281        1,158        1,441
   Accrued interest payable                                                        4,108        4,670        4,759
   Other liabilities                                                               3,625        3,688        3,846
                                                                               ---------    ---------    ---------
                             Total liabilities                                   640,518      670,188      672,244
                                                                               ---------    ---------    ---------
Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,454,432,  2,491,454, and 2,531,852 shares
Outstanding
       at June 30, 2001, December 31, 2000 and June 30, 2000, net of
       treasury shares of 2,577,188, 2,534,088, and 2,487,612, respectively          529          529          529
   Retained earnings                                                              53,846       51,604       49,880
   Additional paid-in capital                                                     52,210       52,161       52,118
   Unearned ESOP shares                                                           (2,584)      (2,644)      (2,705)
   Shares acquired by MSBP                                                            --           (4)         (38)
   Treasury stock - at cost                                                      (48,934)     (48,173)     (47,489)
   Accumulated other comprehensive income (loss)                                     210         (364)      (3,018)
                                                                               ---------    ---------    ---------
                         Total stockholders' equity                               55,277       53,109       49,277
                                                                               ---------    ---------    ---------
Total liabilities and stockholders' equity                                     $ 695,795    $ 723,297    $ 721,521
                                                                               =========    =========    =========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                    For Three Months        For Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                   -------------------   --------------------
                                                                     2001       2000       2001        2000
                                                                   --------   --------   --------    --------
Interest income
   Loans                                                           $  7,147   $  5,851   $ 14,313    $ 11,407
   Mortgage-backed securities                                         3,568      4,841      7,348       9,711
   Investment securities                                                671      1,541      1,910       3,072
   Interest bearing deposits and other                                  431         93        576         165
                                                                   --------   --------   --------    --------
       Total interest income                                         11,817     12,326     24,147      24,355
                                                                   --------   --------   --------    --------
Interest expense
   Deposits                                                           3,577      3,812      7,168       7,388
   Advances from the Federal Home Loan Bank and other borrowings      3,156      3,540      6,656       7,143
                                                                   --------   --------   --------    --------
       Total interest expense                                         6,733      7,352     13,824      14,531
                                                                   --------   --------   --------    --------
       Net interest income                                            5,084      4,974     10,323       9,824
Provision for loan losses                                               124        120        249         164
                                                                   --------   --------   --------    --------
       Net interest income after provision for loan losses            4,960      4,854     10,074       9,660
                                                                   --------   --------   --------    --------
Non-interest income
   Service fees, charges and other operating income                     355        376        770         750
   Gain on sale of premises and equipment                               444         --        444          --
   Gain (loss) on sale of loans and mortgage-backed securities
     available for sale                                                  10         --         (5)         --
                                                                   --------   --------   --------    --------
       Total non-interest income                                        809        376      1,209         750
                                                                   --------   --------   --------    --------
Non-interest expense
   Compensation and benefits                                          1,900      1,969      3,836       3,796
   Occupancy and equipment                                              580        619      1,225       1,245
   Federal deposit insurance premium                                     18         21         39          43
   Professional fees                                                    124        100        317         287
   Amortization of goodwill and other intangible assets                 180        195        360         389
   Advertising                                                          126        168        252         338
   Other operating                                                      558        645      1,268       1,243
                                                                   --------   --------   --------    --------
       Total non-interest expense                                     3,486      3,717      7,297       7,341
                                                                   --------   --------   --------    --------
       Income before income taxes                                     2,283      1,513      3,986       3,069
Income taxes                                                            595        456      1,040         983
                                                                   --------   --------   --------    --------
       Net income                                                  $  1,688   $  1,057   $  2,946    $  2,086
                                                                   ========   ========   ========    ========

Basic earnings per share                                           $   0.69   $   0.42   $   1.19    $   0.82
Diluted earnings per share                                         $   0.64   $   0.40   $   1.12    $   0.79
Weighted average number of shares outstanding - basic                 2,454      2,539      2,468       2,554
Weighted average number of shares outstanding - diluted               2,647      2,554      2,642       2,632

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     For the six months ended
                                                                                            June 30,
                                                                                         2001        2000
                                                                                       --------    --------
Cash flows from operating activities
Net Income                                                                             $  2,946    $  2,086
Adjustments to reconcile net income to net cash provided
by  operating activities:
                 Mortgage loan servicing rights                                               7           7
                 Deferred loan origination fees                                             (86)        (29)
                 Premiums and discounts on investment securities, net                        (5)        (44)
                 Premiums and discounts on mortgage-backed securities and loans, net       (142)         (7)
                 Amortization of goodwill and other intangible assets                       361         387
Provision for loan losses                                                                   250         208
Depreciation of premises and equipment                                                      431         505
Recognition of ESOP and MSBP expenses                                                       114         136
Loss on sale of loans and mortgage-backed securities available for sale                       5          --
Gain on sale of premises and equipment                                                     (444)         --
(Gain) loss on sale of real estate acquired through foreclosure                             (27)          4
(Increase) decrease in:
                 Accrued interest receivable                                              1,311          78
                 Other assets                                                               229      (1,566)
Increase (decrease) in:
                 Accrued interest payable                                                  (562)      1,010
                 Other liabilities                                                         (327)      1,362
                                                                                       --------    --------
                 Net cash provided by operating activities                                4,061       4,137
                                                                                       --------    --------
Cash flows  from investing activities
Loan origination and principal payments on loans, net                                     9,645       1,041
Purchases of loans                                                                      (17,184)     (6,595)
Proceeds from loan sales                                                                  1,227          --
Maturities of certificates of deposit in other financial institutions, net                   --         291
Purchases of investment securities held to maturity                                                 (11,316)
Purchases of investment securities available for sale                                    (3,030)       (429)
Proceeds from sale of mortgage-backed securities available for sale                       4,309          --
Purchases of mortgage-backed securities available for sale                               (8,407)    (11,079)
Redemption of Federal Home Loan Bank stock                                                1,674          --
Proceeds from maturities of investment securities held to maturity                       44,991       5,000
Proceeds from maturities of investment securities available for sale                     15,000          --
Principal repayments from mortgage-backed securities held to maturity                    17,335      11,675
Principal repayments from mortgage-backed securities available for sale                   7,716       4,853
Proceeds from sales of premises and equipment                                             1,784
Proceeds from sales of real estate acquired through foreclosure                             102         354
Purchase of premises and equipment                                                         (133)       (654)
                                                                                       --------    --------
                 Net cash used in investing activities                                   75,029      (6,859)
                                                                                       --------    --------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (in thousands)

                                                                                  For the six months ended
                                                                                          June 30,
                                                                                      2001        2000
                                                                                    --------    --------
Cash flows from financing activities
Net increase in deposits                                                               8,294      17,913
Net decrease in advances from Federal Home Loan Bank                                 (22,500)    (40,174)
Net increase (decrease) in other borrowings                                          (14,962)     18,462
Net decrease in advances from borrowers for taxes and insurance                          123         243
Exercise of stock options                                                                 26         437
Purchase of treasury stock, net                                                         (801)     (1,226)
Common stock cash dividend                                                              (692)       (668)
                                                                                    --------    --------
                 Net cash provided by financing activities                           (30,512)     (5,013)
                                                                                    --------    --------
                 Net increase (decrease) in cash and cash equivalents                 48,578      (7,735)

Cash and cash equivalents at beginning of period                                      10,618      16,715
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 59,196    $  8,980
                                                                                    ========    ========

Supplemental disclosure of cash flow information
Cash paid for
                 Interest on deposits and advances                                  $ 14,386    $ 13,521
                 Income taxes                                                       $    995    $    850
Non-cash transactions
                 Transfers from loans to real estate acquired through foreclosure   $     --    $     28



                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of June 30, 2001 (unaudited), December 31, 2000, June 30, 2000 (unaudited) and for the three-month and six-month periods ended June 30, 2001 and 2000 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended June 30, 2001 and 2000 was $1,479,000 and $1,436,000, net
         of applicable income tax of $487,000 and $651,000, respectively. Total comprehensive income for the six-month periods ended June 30, 2001 and 2000 was $3,520,000 and $2,154,000, net of applicable income tax of $1,336,000 and $1,018,000, respectively.

NOTE 5- RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 6- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards
         (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

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

Financial Condition

The Company's total assets at June 30, 2001 and December 31, 2000 totaled $695.8 million and $723.2 million, respectively, a decrease of $27.4 million, or 3.8%, during the six-month period. The decrease is mainly the result of a $56.7 million decrease in investment securities due to the maturity or exercise of the call feature associated with these securities. In addition, there was a $19.6 million decrease in mortgage-backed securities, partly due to the sale of $4.3 million of such securities, and a $1.5 million decrease in premises and equipment due to the sale of vacant land that had originally been purchased by the Company during 1993 as a possible administrative location. Offsetting these decreases was a $48.6 million increase in cash and cash equivalents and a $6.3 million increase in loans receivable.

Total liabilities decreased by $29.7 million during the first six months of 2001 primarily as a result of the use of excess cash to repay maturing advances from the Federal Home Loan Bank and other borrowings.

Total consolidated stockholders' equity of the Company was $55.3 million or 7.94% of assets at June 30, 2001, compared to $53.1 million or 7.34% of assets at December 31, 2000, and $49.3 million or 6.83% of assets at June 30, 2000. During the first half of 2001, the net increase in retained earnings, which is net income less dividends paid, plus the increase in accumulated other comprehensive income, was partially offset by the net cost of treasury shares purchased. During January of 2000 management announced that the Company's board of directors had authorized the purchase of up to 142,638 shares of the
Company's stock in the open market. As of June 30, 2001, there were approximately 32,000 shares available for repurchase under this plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality


Management of the Company believes that there has been no material adverse change in the Company's asset quality during the six-month period ended June 30, 2001.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                        June 30,   December 31,  June 30,
                                                       ---------   ------------  ---------
                                                          2001         2000         2000
                                                       ---------    ---------    ---------
Non-performing loans                                   $   1,288    $   1,478    $   1,322
Ratio of non-performing loans to gross loans                0.35%        0.41%        0.45%
Ratio of non-performing loans to total assets               0.19%        0.20%        0.18%
Foreclosed property                                    $     101    $     176    $     188
Foreclosed property to total assets                         0.01%        0.02%        0.03%
Ratio of total non-performing assets to total assets        0.20%        0.23%        0.21%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):


                                                            2001        2000
                                                           ------      ------
         Beginning balance, January 1,                     $1,714      $1,970
         Provision                                            249         164
         Less: charge-off's (recoveries), net                 155         232
                                                           ------      ------
         Ending balance, June 30,                          $1,808      $1,902
                                                           ======      ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income. The Company recorded net income of $1,688,000, or $0.64 per diluted share, for the three months ended June 30, 2001 as compared to $1,057,000, or $0.40 per diluted share, for the three months ended June 30, 2000.

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

                                                                            Three months ended June 30,
                                                    --------------------------------------------------------------------------
                                                                  2001                                    2000
                                                    ----------------------------------      ----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                           (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4)                           $362,295      $ 7,147         7.91%     $294,372      $ 5,851         7.99%
    Mortgage-backed securities                      220,103        3,568         6.50%      290,922        4,841         6.69%
    Investment securities                            46,795          671         5.75%       99,385        1,541         6.24%
    Other interest-earning assets(1)                 39,904          431         4.33%       11,072           93         3.38%
                                                   --------      -------                   --------           --
       Total interest-earning assets                669,097       11,817         7.08%      695,751       12,326         7.13%
                                                                 -------                                 -------
 on interest-earning assets                          25,235                                  25,352
                                                   --------                                --------
      Total assets                                  694,332                                 721,103
                                                   ========                                ========
 Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits                                        403,810        3,577         3.55%      414,940        3,812         3.69%
    Advances from the FHLB and other
               borrowings                           227,345        3,156         5.57%      248,437        3,540         5.73%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities            631,155        6,733         4.28%      663,377        7,352         4.46%
                                                                 -------                                 -------
 on interest-bearing liabilities                      8,778                                   9,805
                                                   --------                                --------
      Total liabilities                             639,933                                 673,182
 Stockholders' equity                                54,399                                  47,921
                                                   --------                                --------
   Total liabilities and stockholders' equity      $694,332                                $721,103
                                                   ========                                ========
Net interest income                                              $ 5,084                                 $ 4,974
                                                                 =======                                 =======
Interest rate spread (2)                                                         2.81%                                   2.67%
Net yield on interest-earning assets (3)                                         3.05%                                   2.88%
Ratio of average interest-earning assets to
average interest bearing liabilities                                              106%                                    105%

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

                                                       Three months ended
                                                            June 30,
                                                          2001 vs. 2000
                                                   ---------------------------
                                                       Increase (decrease)
                                                             due to
                                                   ---------------------------
                                                   Volume      Rate       Net
                                                   ---------------------------
Interest income:
     Loans receivable, net                         $ 1,694     (398)   $ 1,296
     Mortgage-backed securities                     (1,140)    (133)    (1,273)
     Investment securities                            (758)    (112)      (870)
     Other interest-earning assets                     305       33        338
                                                   ---------------------------
        Total interest-earning assets                  101     (610)      (509)
                                                   ===========================

Interest expense:
     Deposits                                          (97)    (138)      (235)
     Advances from the FHLB and other borrowings      (289)     (95)      (384)
                                                   ---------------------------
        Total interest-bearing liabilities            (386)    (233)      (619)
                                                   ===========================

Net change in net interest income                  $   487     (377)   $   110
                                                   ===========================

Total Interest Income. Total interest income decreased by $509,000 or 4.3% to $11.8 million for the three months ended June 30, 2001 compared with the second quarter of 2000. Average earning assets decreased by $26.5 million during the same periods. However, because of the change in the mix of the Company's interest-earning assets the Company's interest income experienced a positive $101,000 volume-based improvement. During the second quarter of 2001, loans receivable, which carried higher yields than other earning assets, were 54.1% of total interest-earning assets compared to 42.3% during the second quarter of 2000. The increase in loans is the direct result of the Company's successful efforts to increase its purchases of seasoned, single-family residential loans. Offsetting the volume-based interest income increase was a $610,000 rate-based decrease in interest income, primarily the direct result of generally lower market interest rates and the lowering by the Federal Reserve Board of the fed funds rate during 2001 by 275 basis points. A lower fed funds rate resulted in a lowering of the prime rate, and thus the interest income earned on the Company's prime rate-based loans.

Total Interest Expense. Total interest expense decreased to $6.7 million for the three-month period ended June 30, 2001 from $7.4 million for the same period in 2000 primarily due to decreased advances from the Federal Home Loan Bank and other borrowings, which resulted in an overall decrease in average interest-bearing liabilities. In addition, generally lower market interest rates resulted in a lowering of the Company's deposit interest expense.

Non-interest income. Total non-interest income was $809,000 for the three-month period ended June 30, 2001 compared with $376,000 for the same period in 2000.
The increase is due to a $444,000 gain on the sale of vacant land that the Company had purchased during 1993 for potential use as an administrative location.

Non-interest expense. Total non-interest expense decreased by $231,000 to $3.5 million for the three months ended June 30, 2001 compared to the same period in 2000. Operating expenses decreased in part due to the consolidation of one branch during the first quarter of 2001, thus enabling the Company to avoid the personnel, occupancy, and other costs associated with operating that branch. In addition, the Company spent less for its marketing and sales personnel, and reduced its expenditures for direct advertising.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income. The Company recorded net income of $2,946,000, or $1.12 per diluted share, for the six months ended June 30, 2001 as compared to $2,086,000, or $0.40 per diluted share, for the six months ended June 30, 2000.

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

                                                                           Six months ended June 30,
                                                                           Three Months Ended March,
                                                    --------------------------------------------------------------------------
                                                                 2001                                    2000
                                                    ----------------------------------      ----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4)                           $360,169      $14,313         8.01%     $292,016      $11,407         7.86%
    Mortgage-backed securities                      224,934        7,348         6.59%      291,838        9,711         6.69%
    Investment securities                            64,849        1,910         5.94%      100,656        3,072         6.14%
    Other interest-earning assets(1)                 25,237          576         4.60%        9,263          165         3.58%
                                                   --------      -------                   --------      -------
      Total interest-earning assets                 675,189       24,147         7.21%      693,773       24,355         7.06%
                                                                 -------                                 -------
Non interest-earning assets                          26,712                                  26,487
                                                   --------                                --------
      Total assets                                  701,901                                 720,260
                                                   ========                                ========
Liabilities and stockholders' equity:
  Interest-bearing liabilities
     Deposits                                       401,938        7,168         3.60%      409,516        7,388         3.63%
    Advances from the FHLB and other
               borrowings                           237,994        6,656         5.64%      254,057        7,143         5.58%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities            639,932       13,824         4.36%      663,573       14,531         4.23%
                                                                 -------                                 -------
 on interest-bearing liabilities                      8,275                                   8,821
                                                   --------                                --------
      Total liabilities                             648,207                                 672,394
 tockholders' equity                                 53,694                                  47,866
                                                   --------                                --------
   Total liabilities and stockholders' equity      $701,901                                $720,260
                                                   ========                                ========
 Net interest income                                             $10,323                                  $9,824
                                                                 =======                                  ======
Interest rate spread (2)                                                         2.86%                                   2.54%
Net yield on interest-earning assets (3)                                         3.08%                                   2.72%
Ratio of average interest-earning assets to
average interest bearing liabilities                                              106%                                    105%


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


                                                        Six months ended
                                                            June 30,
                                                          2001 vs. 2000
                                                   ----------------------------
                                                       Increase (decrease)
                                                             due to
                                                   ----------------------------
                                                    Volume      Rate      Net
                                                   ----------------------------
Interest income:
     Loans receivable, net                         $ 2,686       220    $ 2,906
     Mortgage-backed securities                     (2,218)     (145)    (2,363)
     Investment securities                          (1,065)      (97)    (1,162)
     Other interest-earning assets                     353        58        411
                                                   ----------------------------
        Total interest-earning assets                 (244)       36       (208)
                                                   ============================

Interest expense:
     Deposits                                         (152)      (68)      (220)
     Advances from the FHLB and other borrowings      (474)      (13)      (487)
                                                   ----------------------------
        Total interest-bearing liabilities            (626)      (81)      (707)
                                                   ============================

Net change in net interest income                  $   382       117    $   499
                                                   ============================

Total Interest Income. Total interest income decreased by $208,000 or 0.9% to $24.1 million for the SIX months ended June 30, 2001 compared with the first half of 2000. Average earning assets decreased by $18.6 million during the same periods. However, there was a substantial change in the mix of the Company's interest-earning assets. During the first half of 2001, loans receivable, which carried higher yields than other earning assets, were 53.3% of total interest-earning assets compared to 42.1% during the first half of 2000. The increase in loans is the direct result of the Company's successful efforts to increase its purchases of seasoned, single-family residential loans.

Total Interest Expense. Total interest expense decreased to $13.8 million for the six-month period ended June 30, 2001 from $14.5 million for the same period in 2000 primarily due to decreased advances from the Federal Home Loan Bank and other borrowings, which resulted in an overall decrease in average interest-bearing liabilities. In addition, generally lower market interest rates resulted in a lowering of the Company's deposit interest expense, and the Company's average deposits decreased by $7.6 million due mainly to lower balances in certificates of deposit.

Non-interest income. Total non-interest income was $1,209,000 for the six-month period ended June 30, 2001 compared with $750,000 for the same period in 2000.
The increase is due to a $444,000 gain on the sale of vacant land that the Company had purchased during 1993 for potential use as an administrative location.

Non-interest expense. Total non-interest expense decreased by $44,000 to $7.3 million for the six months ended June 30, 2001 compared to the same period in 2000. Operating expenses decreased in part due to the consolidation of one branch during the first quarter of 2001, thus enabling the Company to avoid the personnel, occupancy, and other costs associated with operating that branch. In addition, the Company reduced its expenditures for direct advertising.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during six-month period ended June 30, 2001 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2001, the Company had commitments outstanding under letters of credit of $3.7 million, commitments to originate loans of $15.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $36.0 million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of June 30, 2001.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management


The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2001.

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


                            TF FINANCIAL CORPORATION




                                /s/ John R. Stranford
                                ---------------------
Date:  August 10, 2001          John R. Stranford
                                President and CEO
                                (Principal Executive Officer)


                                /s/ Dennis R. Stewart
                                ---------------------
Date:  August 10, 2001          Dennis R. Stewart
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer)