Form 10-Q
period 2001-09-30
TF FINANCIAL CORP
filed 2001-10-29
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------

                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                      74-2705050
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. employer
or organization)                                           identification no.)


3 Penns Trail, Newtown, Pennsylvania                             18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   215-579-4000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common  stock as of the latest  practicable  date:  October  26, 2001
                                                                ----------------

                  Class                                   Outstanding
        ---------------------------                     ----------------
        $.10 par value common stock                     2,723,538 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Consolidated Financial Statements                                                                  3
Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                9
Item     3.       Quantitative and Qualitative Disclosures about Market Risk                                        18

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                                                                 19
Item     2.       Changes in Securities and Use of Proceeds                                                         19
Item     3.       Defaults Upon Senior Securities                                                                   19
Item     4.       Submission of Matters to a Vote of Security Holders                                               19
Item     5.       Other Information                                                                                 19
Item     6.       Exhibits and Reports on Form 8-K                                                                  19

SIGNATURES                                                                                                          20


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                      Unaudited      Audited         Unaudited
                                                                                    September 30,   December 31,    September 30,
                                                                                        2001           2000             2000
                                                                                        ----           ----             ----
                                   Assets
Cash and cash equivalents                                                               $95,847        $10,618         $10,095
Certificates of deposit in other financial institutions                                     190            191             457
Investment securities available for sale - at fair value                                 10,760         18,865          22,742
Investment securities held to maturity (fair value of $8,870, $61,919 and                 8,741         63,461          63,663
    $62,428, respectively)
Mortgage-backed securities available for sale - at fair value                            89,195         97,914         136,322
Mortgage-backed securities held to maturity (fair value of $109,866                     107,024        135,142         141,415
    $133,458, and $137,933, respectively)
Loans receivable, net                                                                   355,225        361,806         296,586
Federal Home Loan Bank stock - at cost                                                   11,368         13,042          13,042
Accrued interest receivable                                                               3,876          5,523           4,845
Goodwill and other intangible assets                                                      5,267          5,809           5,989
Premises and equipment, net                                                               7,700          9,410           9,301
Bank-owned life insurance                                                                 9,043             --              --
Other assets                                                                                385          1,516           2,282
                                                                                       --------       --------        --------
                                Total assets                                           $704,621       $723,297        $706,739
                                                                                       ========       ========        ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $416,074       $400,851        $416,962
   Advances from the Federal Home Loan Bank                                             222,359        244,859         204,159
   Other borrowings                                                                          --         14,962          23,590
   Advances from borrowers for taxes and insurance                                          771          1,158             885
   Accrued interest payable                                                               5,208          4,670           6,565
   Other liabilities                                                                      3,063          3,688           3,472
                                                                                       --------       --------        --------
                              Total liabilities                                         647,475        670,188         655,633
                                                                                       --------       --------        --------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock,  $0.10  par  value;  10,000,000  shares  authorized,  5,290,000 issued; 2,468,197, 2,491,454, and 2,533,841 shares outstanding at September 30, 2001, December 31, 2000 and September 30, 2000, net
     treasury  shares of 2,566,462, 2,534,088, and  2,488,662, respectively.                529            529             529
   Retained earnings                                                                     54,447         51,604          50,619
   Additional paid-in capital                                                            52,244         52,161          52,139
   Unearned ESOP shares                                                                  (2,553)        (2,644)         (2,675)
   Shares acquired by MSBP                                                                   --             (4)            (21)
   Treasury stock - at cost                                                             (48,760)       (48,173)        (47,503)
   Accumulated other comprehensive income (loss)                                          1,239           (364)         (1,982)
                                                                                       --------       --------        --------
                         Total stockholders' equity                                      57,146         53,109          51,106
                                                                                       --------       --------        --------

Total liabilities and stockholders' equity                                             $704,621       $723,297        $706,739
                                                                                       ========       ========        ========

                 See notes to consolidated financial statements


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                           For the three months   For the nine months
                                                                           ended September 30,    ended September 30,
                                                                           -------------------    -------------------

                                                                               2001       2000      2001       2000
                                                                               ----       ----      ----       ----

Interest income
   Loans                                                                       $7,042    $5,918   $21,355     $17,325
   Mortgage-backed securities                                                   3,322     4,676    10,670      14,387
   Investment securities                                                          542     1,607     2,452       4,679
   Interest bearing deposits and other                                            564        48     1,140         213
                                                                               ------    ------    ------      ------
       Total interest income                                                   11,470    12,249    35,617      36,604
                                                                               ------    ------    ------      ------
Interest expense
   Deposits                                                                     3,548     3,909    10,716      11,297
   Advances from the Federal Home Loan Bank and other borrowings                3,105     3,385     9,761      10,528
                                                                               ------    ------    ------      ------
       Total interest expense                                                   6,653     7,294    20,477      21,825
                                                                               ------    ------    ------      -----
       Net interest income                                                      4,817     4,955    15,140      14,779
Provision for loan losses                                                         124       100       373         264
                                                                               ------    ------    ------      ------
       Net interest income after provision for loan losses                      4,693     4,855    14,767      14,515
                                                                               ------    ------    ------      ------

Non-interest income
   Service fees, charges and other operating income                               462       400     1,232       1,150
   Gain on sale of premises and equipment                                          --        --       444          --
   Gain (loss) on sale of loans and mortgage-backed securities available
       for sale                                                                    12        --         7          --
                                                                               ------    ------    ------      ------
       Total non-interest income                                                  474       400     1,683       1,150
                                                                               ------    ------    ------      ------
Non-interest expense
   Compensation and benefits                                                    1,965     1,945     5,801       5,741
   Occupancy and equipment                                                        622       638     1,847       1,881
   Federal deposit insurance premium                                               18        21        57          64
   Professional fees                                                              128       107       445         394
   Amortization of goodwill and other intangible assets                           180       195       540         584
   Advertising                                                                    129       186       381         524
   Other operating                                                                585       678     1,853       1,921
                                                                               ------    ------    ------      ------
       Total non-interest expense                                               3,627     3,768    10,924      11,109
                                                                               ------    ------    ------      ------
       Income before income taxes                                               1,540     1,487     5,526       4,556
Income taxes                                                                      389       417     1,429       1,400
                                                                               ------    ------    ------      ------
       Net income                                                              $1,151    $1,070    $4,097      $3,156
                                                                               ======    ======    ======      ======

Basic earnings per share                                                        $0.47     $0.42     $1.66       $1.24
Diluted earnings per share                                                      $0.43     $0.41     $1.54       $1.20
Weighted average number of shares outstanding - basic                           2,462     2,533     2,466       2,547
Weighted average number of shares outstanding - diluted                         2,703     2,616     2,663       2,627

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                                2001          2000
                                                                                                ----          ----
Cash flows from operating activities
Net Income                                                                                       $4,097       $3,156
Adjustments to reconcile net income to net cash provided by operating activities:
                 Mortgage loan servicing rights                                                      10           10
                 Deferred loan origination fees                                                     (61)         (24)
                 Premiums and discounts on investment securities, net                                13          (35)
                 Premiums and discounts on mortgage-backed securities and loans, net               (152)          (2)
                 Amortization of goodwill and other intangible assets                               540          581
Provision for loan losses                                                                           383          264
Depreciation of premises and equipment                                                              649          778
Increase in bank-owned life insurance                                                               (43)          --
Recognition of ESOP and MSBP expenses                                                               178          204
Gain on sale of loans receivable                                                                    (28)          --
Loss on sale of mortgage backed securities available for sale                                        28           --
Gain on sale of investment securities available for sale                                             (7)          --
Gain on sale of premises and equipment                                                             (444)          --
Gain on sale of real estate acquired through foreclosure                                            (19)         (19)
(Increase) decrease in:
                 Accrued interest receivable                                                      1,647          113
                 Other assets                                                                       838       (1,054)
Increase (decrease) in:
                 Accrued interest payable                                                           538        2,816
                 Other liabilities                                                               (1,451)         419
                                                                                                -------       ------
                 Net cash provided by operating activities                                        6,716        7,207
                                                                                                -------       ------

Cash flows  from investing activities
Loan origination and principal payments on loans, net                                            34,396       (2,165)
Purchases of loans                                                                              (29,341)      (6,734)
Proceeds from loan sales                                                                          1,480           --
Maturities of certificates of deposit in other financial institutions, net                           --          390
Purchases of investment securities available for sale                                            (4,057)        (429)
Purchases of investment securities  held to maturity                                                 --      (82,081)
Purchases of mortgage-backed securities  available for sale                                      (8,464)     (11,079)
Proceeds from sales of investment securities available for sale                                     507           --
Proceeds from sales of mortgage backed securities available for sale                              4,309           --
Proceeds from maturities of investment securities held to maturity                               51,233       85,219
Proceeds from maturities of investment securities available for sale                             15,500           --
Principal repayments from mortgage-backed securities held to maturity                            28,009       18,361
Principal repayments from mortgage-backed securities available for sale                          14,935        8,677
Purchases and redemption of Federal Home Loan Bank Stock, net                                     1,674           --
Proceeds from sales of real estate acquired through foreclosure                                     134          318
Proceeds from sales of premises and equipment                                                     1,784           --
Purchase of premises and equipment                                                                 (119)        (902)
Purchase of Bank-owned life insurance                                                            (9,000)          --
                                                                                                -------       ------
                 Net cash provided by (used in) investing activities                            102,980        9,575
                                                                                                -------       ------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                                2001          2000
                                                                                                ----          ----

Cash flows from financing activities
Net increase in deposits                                                                         15,223       15,264
Net decrease in advances from Federal Home Loan Bank                                            (22,500)     (44,374)
Net increase (decrease) in other borrowings                                                     (14,962)       7,824
Net decrease in advances from borrowers for taxes and insurance                                    (387)        (313)
Exercise of stock options                                                                           256          440
Purchase of treasury stock, net                                                                    (998)      (1,245)
Common stock cash dividend                                                                       (1,099)        (998)
                                                                                               --------      -------
                 Net cash used in financing activities                                          (24,467)     (23,402)
                                                                                               --------      -------

                 Net increase (decrease) in cash and cash equivalents                            85,229       (6,620)

Cash and cash equivalents at beginning of period                                                 10,618       16,715
                                                                                               --------      -------

Cash and cash equivalents at end of period                                                      $95,847      $10,095
                                                                                               ========      =======

Supplemental disclosure of cash flow information
Cash paid for
                 Interest on deposits and advances                                              $19,939      $19,009
                 Income taxes                                                                   $ 1,595      $ 1,100
Non-cash transactions
                 Transfers from loans to real estate acquired through foreclosure               $    --      $   103

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of September 30, 2001, December 31, 2000, September 30, 2000 and for the three-month and nine-month periods ended September 30, 2001 and 2000 include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Savings Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

         The Company's other accumulated comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended September 30, 2001 and 2000 was $2,180,000 and $2,106,000, net of applicable income tax of $919,000 and $951,000, respectively.

         Total comprehensive income for the nine-month periods ended September 30, 2001 and 2000 was $5,700,000 and $4,260,000, net of applicable income tax of $2,255,000 and $1,969,000, respectively.

NOTE 5- RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

Financial Condition

The Company's total assets at September 30, 2001 and December 31, 2000 totaled $704.6 million and $723.3 million, respectively, a decrease of $18.7 million, or 2.3%, during the nine-month period. The decrease is mainly the result of a $66.7 million gross decrease in investment securities due to the maturity or exercise of the call feature associated with these securities. In addition, there was a $6.6 million decrease in loans receivable, net, a $36.8 million decrease in mortgage-backed securities, partly due to the sale of $4.3 million of such securities, and a $1.7 million decrease in premises and equipment due to the sale of vacant land that had originally been purchased by the Company during 1993 as a possible administrative location. Offsetting these decreases was a $85.2 million increase in cash and cash equivalents, and a $9 million increase in bank-owned life insurance.

Total liabilities decreased by $22.7 million during the first nine months of 2001 primarily as a result of the use of deposit growth, which totaled $15.2 million, and excess cash and cash equivalents to repay a total of $37.5 million in maturing advances from the Federal Home Loan Bank and other borrowings.

Total consolidated stockholders' equity of the Company was $57.1 million or 8.11% of assets at September 30, 2001, compared to $53.1 million or 7.34% of assets at December 31, 2000, and $51.1 million or 7.23% of assets at September 30, 2000. During the first nine months of 2001, the net increase in retained earnings, which is net income less dividends paid, plus the increase in accumulated other comprehensive income, was partially offset by the net cost of treasury shares purchased. During January of 2000 management announced that the Company's board of directors had authorized the purchase of up to 142,638 shares of the Company's stock in the open market. As of September 30, 2001, there were approximately 22,000 shares available for repurchase under this plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

Non-performing loans at September 30, 2001 increased due to two loans to one borrower totaling $1.671 million, which are secured by commercial real estate that had been appraised at $2.5 million during the fourth quarter of 1999. These loans became non-performing during the third quarter of 2001 when they became past due more than 90 days. The Bank is presently working to recover its loan balances or restore these loans to performing status, or, alternatively, to foreclose on these properties. While management of the Bank presently believes that it is adequately secured by the value of the collateral securing these loans, there can be no assurances that the ultimate resolution of this situation will not result in a charge to the Bank's allowance for loan losses or earnings, or both.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                              September 30,    December 31,    September 30,
                                                              -------------    ------------    -------------
                                                                  2001             2000             2000
                                                                  ----             ----             ----
     Non-performing loans                                       $3,145          $1,478           $1,303
     Ratio of non-performing loans to gross loans                 0.96%           0.41%            0.44%
     Ratio of non-performing loans to total assets                0.48%           0.20%            0.18%
     Foreclosed property                                           $51            $176             $247
     Foreclosed property to total assets                          0.01%           0.02%            0.03%
     Ratio of total non-performing assets to total assets         0.49%           0.23%            0.22%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                    2001           2000
                                                    ----           ----
Beginning balance, January 1,                      $1,714        $1,917
Provision                                             373           264
Less: charge-off's (recoveries), net                  167           284
                                                  -------        ------
Ending balance, September 30,                      $1,920        $1,897
                                                  =======        ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income. The Company recorded net income of $1,151,000, or $0.43 per diluted share, for the three months ended September 30, 2001 as compared to $1,070,000, or $0.41 per diluted share, for the three months ended September 30, 2000.

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


                                                                       Three months ended September 30,
                                                                       --------------------------------
                                                                 2001                                    2000
                                                  -----------------------------------      ----------------------------------
                                                  Average                    Average       Average                   Average
                                                  Balance      Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------      --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4).......................    $361,960       $7,042         7.72%     $296,873       $5,918         7.93%
    Mortgage-backed securities.................     205,605        3,322         6.41%      282,986        4,676         6.57%
    Investment securities......................      34,769          542         6.18%      102,280        1,607         6.25%
    Other interest-earning assets(1)...........      66,116          564         3.38%        2,810           48         6.80%
                                                   --------       ------                   --------       ------
      Total interest-earning assets............     668,450       11,470         6.81%      684,949       12,249         7.11%
                                                                  ------                                  ------
Non interest-earning assets....................      28,862                                  27,351
                                                   --------                                --------
      Total assets.............................     697,312                                 712,300
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................     411,985        3,548         3.42%      417,960        3,909         3.72%
    Advances from the FHLB and other
      borrowings...............................     222,368        3,105         5.54%      235,682        3,385         5.71%
                                                   --------       ------                   --------       ------
      Total interest-bearing liabilities.......     634,353        6,653         4.16%      653,642        7,294         4.44%
                                                                  ------                                  ------
Non interest-bearing liabilities...............       7,414                                   9,935
                                                   --------                                --------
      Total liabilities........................     641,767                                 663,577
Stockholders' equity...........................      55,545                                  48,723
                                                   --------                                --------
   Total liabilities and stockholders' equity..    $697,312                                $712,300
                                                   ========                                ========
Net interest income............................                   $4,817                                  $4,955
                                                                  ======                                  ======
Interest rate spread (2).......................                                  2.65%                                   2.68%
Net yield on interest-earning assets (3).......                                  2.86%                                   2.88%
Ratio of average interest-earning assets to
      average interest bearing liabilities.....                                   105%                                    105%


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

                                                                                    Three months ended
                                                                                       September 30,
                                                                                       2001 vs. 2000
                                                                   ------------------------------------------------------
                                                                                    Increase (decrease)
                                                                                          due to
                                                                   ------------------------------------------------------
                                                                         Volume              Rate              Net
                                                                   ------------------------------------------------------
    Interest income:
          Loans receivable, net                                                 $2,121             $(997)         $1,124
          Mortgage-backed securities                                            (1,243)             (111)         (1,354)
          Investment securities                                                 (1,048)              (17)         (1,065)
          Other interest-earning assets                                            693              (177)            516
                                                                   ------------------------------------------------------
             Total interest-earning assets                                         523            (1,302)           (779)
                                                                   ======================================================

     Interest expense:
          Deposits                                                                 (54)             (307)           (361)
          Advances from the FHLB and other borrowings                             (183)              (97)           (280)
                                                                   ------------------------------------------------------
             Total interest-bearing liabilities                                   (237)             (404)           (641)
                                                                   ======================================================

     Net change in net interest income                                            $760             $(898)          $(138)
                                                                   ======================================================


Total interest income. Total interest income decreased by $779,000 or 6.4% to $11.5 million for the three months ended September 30, 2001 compared with the third quarter of 2000. Average earning assets decreased by $16.5 million during the same periods. However, because of the change in the mix of the Company's interest-earning assets the Company's interest income experienced a positive $523,000 volume-based improvement. During the third quarter of 2001, loans receivable, which carried higher yields than other earning assets, were 54.1% of total interest-earning assets compared to 43.3% during the third quarter of 2000. The increase in loans is the direct result of the Company's successful efforts to increase its purchases of seasoned, single-family residential loans. Offsetting the volume-based interest income increase was a $1,302,000 rate-based decrease in interest income, primarily the direct result of generally lower market interest rates and the lowering by the Federal Reserve Board of the fed funds rate during 2001 by 400 basis points. A lower fed funds rate resulted in a lowering of the prime rate, and thus the interest income earned on the Company's prime rate-based loans. In addition, the Corporation's cash and cash equivalents earn approximately the federal funds rate of 2.50% at September 30, 2001.

Total Interest Expense. Total interest expense decreased to $6.7 million for the three-month period ended September 30, 2001 from $7.3 million for the same period in 2000 primarily due to generally lower market interest rates which resulted in a lowering of the Company's deposit interest expense. In addition, decreased advances from the Federal Home Loan Bank and other borrowings resulted in an overall decrease in average interest-bearing liabilities.

Non-interest income. Total non-interest income was $474,000 for the three-month period ended September 30, 2001 compared with $400,000 for the same period in 2000. The increase is due to a $62,000 increase in service fees.

Non-interest expense. Total non-interest expense decreased by $141,000 to $3.6 million for the three months ended September 30, 2001 compared to the same period in 2000. Operating expenses decreased in part due to the consolidation of one branch during the first quarter of 2001, thus enabling the Company to avoid the personnel, occupancy, and other costs associated with operating that branch. In addition, the Company spent less for its marketing and sales personnel, and reduced its expenditures for direct advertising.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income. The Company recorded net income of $4,097,000, or $1.54 per diluted share, for the nine months ended September 30, 2001 as compared to $3,156,000, or $1.20 per diluted share, for the nine months ended September 30, 2000.

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


                                                                        Nine months ended September 30,
                                                                 2001                                    2000
                                                  ------------------------------------      ---------------------------------
                                                  Average                     Average       Average                   Average
                                                  Balance       Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------       --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (4).......................    $360,781      $21,355         7.91%     $293,647      $17,325         7.88%
    Mortgage-backed securities.................     218,401       10,670         6.53%      288,866       14,387         6.65%
    Investment securities......................      54,614        2,452         6.00%      101,202        4,679         6.18%
    Other interest-earning assets(1)...........      39,088        1,140         3.90%        4,724          213         6.02%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     672,884       35,617         7.08%      688,439       36,604         7.10%
                                                                 -------                                 -------
Non interest-earning assets....................      27,432                                  29,150
                                                   --------                                --------
      Total assets.............................     700,316                                 717,589
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................     405,332       10,716         3.53%      412,351       11,297         3.66%
    Advances from the FHLB and other
      borrowings...............................     232,679        9,761         5.61%      247,887       10,528         5.67%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities.......     638,011       20,477         4.29%      660,238       21,825         4.42%
                                                                 -------                                 -------
Non interest-bearing liabilities...............       7,986                                   9,197
                                                   --------                                --------
      Total liabilities..........................   645,997                                 669,435
Stockholders' equity...........................      54,319                                  48,154
                                                   --------                                --------
   Total liabilities and stockholders' equity....  $700,316                                $717,589
                                                   ========                                ========
Net interest income............................                  $15,140                                 $14,779
                                                                 =======                                 =======

Interest rate spread (2).......................                                  2.79%                                   2.69%
Net yield on interest-earning assets (3).......                                  3.01%                                   2.87%
Ratio of average interest-earning assets to
      average interest bearing liabilities.....                                   105%                                    104%


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


                                                                                      Nine months ended
                                                                                          September 30,
                                                                                         2001 vs. 2000
                                                                   ------------------------------------------------------
                                                                                      Increase (decrease)
                                                                                             due to
                                                                   ------------------------------------------------------
                                                                               Volume              Rate              Net
                                                                   ------------------------------------------------------
     Interest income:
          Loans receivable, net                                                 $3,956               $74          $4,030
          Mortgage-backed securities                                            (3,465)             (252)         (3,717)
          Investment securities                                                 (2,096)             (131)         (2,227)
          Other interest-earning assets                                          1,075              (148)            927
                                                                   ------------------------------------------------------
             Total interest-earning assets                                        (530)             (457)           (987)
                                                                   ======================================================

     Interest expense:
          Deposits                                                               (193)              (388)           (581)
          Advances from the FHLB and other borrowings                            (652)              (115)           (767)
                                                                   ------------------------------------------------------
             Total interest-bearing liabilities                                  (845)              (503)         (1,348)
                                                                   ======================================================

     Net change in net interest income                                           $315                $46            $361
                                                                   ======================================================

Total Interest Income. Total interest income decreased by $987,000 or 2.7% to $35.6 million for the nine months ended September 30, 2001 compared with the first nine months of 2000. Average earning assets decreased by $15.6 million during the same periods. However, there was a substantial change in the mix of the Company's interest-earning assets. During the first nine months of 2001, loans receivable, which carried higher yields than other earning assets, were 53.6% of total interest-earning assets compared to 42.7% during the first nine months of 2000. The increase in loans is the direct result of the Company's successful efforts to increase its purchases of seasoned, single-family residential loans.

Total Interest Expense. Total interest expense decreased to $20.5 million for the nine-month period ended September 30, 2001 from $21.8 million for the same period in 2000 primarily due to decreased advances from the Federal Home Loan Bank and other borrowings, which resulted in an overall decrease in average interest-bearing liabilities. In addition, generally lower market interest rates resulted in a lowering of the Company's deposit interest expense, and the Company's average deposits decreased by $7.0 million due mainly to lower balances in certificates of deposit.

Non-interest income. Total non-interest income was $1,683,000 for the nine-month period ended September 30, 2001 compared with $1,150,000 for the same period in 2000. The increase is mainly due to a $444,000 gain on the sale of vacant land that the Company had purchased during 1993 for potential use as an administrative location.

Non-interest expense. Total non-interest expense decreased by $185,000 to $10.9 million for the nine months ended September 30, 2001 compared to the same period in 2000. Operating expenses decreased in part due to the consolidation of one branch during the first quarter of 2001, thus enabling the Company to avoid the personnel, occupancy, and other costs associated with operating that branch. In addition, the Company reduced its expenditures for direct advertising by $143,000 during the first nine months of 2001 compared with the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during nine-month period ended September 30, 2001 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2001, the Company had commitments outstanding under letters of credit of $1.6 million, commitments to originate loans of $13.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $25.7 million.

Capital Requirements

The Savings Bank is in compliance with all of its capital requirements as of September 30, 2001.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2001.

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


      ITEM 1.            LEGAL PROCEEDINGS
                         Not applicable.

      ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS
                         Not applicable.

      ITEM 3.            DEFAULTS UPON SENIOR SECURITIES
                         Not applicable.

      ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         Not applicable

      ITEM 5.            OTHER INFORMATION
                         On October 22, 2001 TF Financial Corporation announced that its subsidiary Third Federal Savings Bank had entered into a definitive purchase and assumption agreement with First County Bank, Doylestown, Pennsylvania for the sale of Third Federal's Warminster, Pennsylvania branch office. The transaction is expected to close in 2001 and is subject to banking regulatory approval. At September 30, 2001 the deposits at Third Federal's Warminster branch totaled approximately $12.9 million. No loans are to be sold as part of this transaction. The branch is a leased location and the lease is scheduled to expire at December 31, 2001.


      ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K
                         (a)     Exhibits
                         Exhibit 99--Press Release dated October 26, 2001
                         (b)     Reports on Form 8-K
                         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TF FINANCIAL CORPORATION




                                            /s/ John R. Stranford
                                            ----------------------------
Date:      October 26, 2001                 John R. Stranford
    --------------------------------
                                            President and CEO
                                            (Principal Executive Officer)


                                            /s/ Dennis R. Stewart
                                            ----------------------------
Date:      October 26, 2001                 Dennis R. Stewart
     -------------------------------
                                            Senior Vice President and
                                             Chief Financial Officer
                                            (Principal Financial &
                                             Accounting Officer)