Form 10-K405
period 2001-12-31
TF FINANCIAL CORP
filed 2002-03-28
CIK 921051

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

For the fiscal year ended                    December 31, 2001
                          ------------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number: 0-24168

                            TF FINANCIAL CORPORATION
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   74-2705050
-------------------------------------       ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

3 Penns Trail, Newtown, Pennsylvania                       18940
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:     (215) 579-4000
                                                      ------------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock as quoted on the Nasdaq System on March 18, 2002, was $46.2 million (2,012,326 shares at $22.95 per share).

         As of March 18, 2002 there were outstanding 2,728,188 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001. (Parts I, II and IV)

2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

                                     PART I

         TF FINANCIAL CORPORATION (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS HERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

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

December 31, 2001, the Company had total assets of $711 million, total liabilities of $653 million and stockholders' equity of $58 million.

                              BUSINESS OF THE BANK

         The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association. The Bank's deposits are insured up to the maximum amount allowable by the FDIC.

         The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2001 the Bank operated thirteen branch offices in Bucks and Philadelphia counties, Pennsylvania and in Mercer County, New Jersey.

         The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 2001, one- to four-family residential mortgage loans totaled $222 million or 58% of the Bank's total loan portfolio. At that same date, the Bank had approximately $193 million or 27% of total assets invested in mortgage-backed securities and $33 million or 15% of total assets in investment securities. To a lesser extent, the Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has one subsidiary, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing investment securities for the Bank.

Market Area

         The Bank operates five offices in Philadelphia County and five offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of Philadelphia. The population of these two counties totals over 2.1 million. The Bank also operates three branch offices in Mercer County, New Jersey, which has a population of approximately 350,000. The population of Bucks and Mercer Counties has experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered limited opportunities, Bucks and Mercer Counties, with growing populations, have offered the Bank much greater opportunities.

Competition

         The Bank faces varying degrees of competition from local thrifts and credit unions at its various branch locations. Stronger competition has come from local and much larger regional banks based in and around the Philadelphia area. Commercial banks hold approximately 75% of the deposit market in Philadelphia County, 65% in Bucks County and 66% in Mercer County. The Bank's share of the deposit market in Philadelphia, Bucks and Mercer Counties is very small, at .70%, 1.57% and 1.23%, respectively.

Lending Activities

         General. The Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 2001, the Bank's mortgage loans outstanding were $324 million, of which $222 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 34% were ARM's and 66% were fixed-rate loans. Total ARM mortgage loans in the Bank's portfolio at December 31, 2001, amounted to $75 million or 23% of total mortgage loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $94 million and $10 million, respectively.

         Consumer and other loans held by the Bank totaled $55 million or 15% of total loans outstanding at December 31, 2001, of which $26 million or 7% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $9 million, $4 million and $16 million, respectively.

         The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                        At December 31,
                                 --------------------------------------------------------------------------------------
                                       2001               2000              1999             1998              1997
                                 ----------------   ----------------  ----------------  ---------------- -----------------
                                         Percent            Percent           Percent           Percent           Percent
                                 Amount  of Total   Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
                                 ------  --------   ------  --------  ------  --------  ------  --------  ------  --------
                                                                   (Dollars in thousands)
Mortgage loans:
  One- to four-family ......... $222,016  58.42%   $211,065  57.89%  $168,057  58.00%  $152,819  62.93%  $198,328  78.43%
  Commercial real estate and
    multi-family ..............   93,572  24.62      77,486  21.25     65,346  22.55     55,208  22.73     26,653  10.54
  Construction ................    9,824   2.59      13,950   3.82     12,074   4.16      5,352   2.20      5,052   2.00
                                 ------- ------     ------- ------    ------- ------    ------- ------    ------- ------
       Total mortgage loans ...  325,412  85.63     302,501  82.96    245,477  84.71    213,379  87.86    230,033  90.97
Consumer and other loans:
  Home equity and second
    mortgage ..................   25,640   6.75      20,887   5.73     16,816   5.81     12,995   5.35     12,147   4.80
  Commercial business .........    9,285   2.44      14,630   4.01      9,339   3.22      6,666   2.74      2,798   1.11
  Leases ......................    3,544   0.93       3,493   0.96      3,195   1.10      2,305   0.95      1,671   0.66
  Other .......................   16,154   4.25      23,113   6.34     14,945   5.16      7,521   3.10      6,230   2.46
                                 ------- ------     ------- ------    -------  -----    ------- ------     ------ ------
   Total consumer and other
    loans ................        54,623  14.37      62,123  17.04     44,295  15.29     29,487  12.14     22,846   9.03
                                 ------- ------     ------- ------    ------- ------   -------- ------     ------ ------
   Total loans ............      380,035 100.00%    364,624 100.00%   289,772 100.00%   242,866 100.00%   252,879 100.00%
                                 ======= ======     ======= ======    ======= ======    ======= ======    ======= ======
Less:
  Unearned discount, premium,
    deferred loan fees, net ...      428              1,104               124               116               139
  Allowance for loan losses ...    1,972              1,714             1,917             1,909             2,029
                                 -------            -------           -------           -------           -------
      Total loans, net ........ $377,635           $361,806          $287,979          $240,841          $250,711
                                 =======            =======           =======           =======           =======

                                                                        At December 31,
                                 --------------------------------------------------------------------------------------
                                       2001               2000              1999             1998              1997
                                 ----------------   ----------------  ----------------  ---------------- -----------------
                                         Percent            Percent           Percent           Percent           Percent
                                 Amount  of Total   Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
                                 ------  --------   ------  --------  ------  --------  ------  --------  ------  --------
                                                                   (Dollars in thousands)

Mortgage-backed securities
held-to-maturity:
  FHLMC ....................... $ 35,000   37.5%   $ 45,971  34.03%  $ 52,625  32.91%  $ 47,239  26.10%  $ 76,523  53.12%
  FNMA ........................   15,739   16.9      20,756  15.36     24,983  15.63     12,726   7.03     22,927  15.91
  GNMA ........................   29,877   32.0      41,090  30.41     46,651  29.18     56,318  31.12      7,483   5.19
  Real estate investment
    mortgage conduit ..........   12,550   13.4      27,043  20.02     35,271  22.06     64,180  35.47     36,389  25.26
  Other mortgage-backed
    securities ................      201    0.2         282   0.18        358   0.22        501   0.28        752   0.52
                                  ------  -----     -------  -----    ------- ------    ------- ------    -------  -----
    Total mortgage-backed and
      related securities
      held-to-maturity ........ $ 93,367 100.00%   $135,142 100.00%  $159,888 100.00%  $180,964 100.00%  $144,074 100.00%
                                 ======= ======     ======= ======    ======= ======   ======== =======   ======= ======
Mortgage-backed securities
available-for-sale:
    FHLMC ..................... $  1,108    1.1%   $  1,431   1.46%  $  7,233   5.46%  $ 13,214  17.55%$   19,223  52.17%
    FNMA ......................   22,459   22.5      25,679  26.23     27,963  21.10     32,178  42.74      7,863  21.34
    GNMA ......................    5,515    5.5       7,561   7.72      8,338   6.29     10,284  13.66         --     --
    Real estate investment
      mortgage conduit.........   70,681   70.9      63,243  64.59     88,981  67.15     19,609  26.05      9,761  26.49
                                 ------- ------      ------ ------    ------- ------     ------ ------    ------- ------
      Total....................  $99,763 100.00%    $97,914 100.00%  $132,515 100.00%  $ 75,285 100.00%  $ 36,847 100.00%
                                  ====== ======      ====== ======    ======= ======    ======= ======    ======= ======

         Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in the Bank's loan and mortgage-backed securities portfolios based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2002, are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.

                                                  Due 1/1/02 -   Due 1/1/03 -    Due After
                                                   12/31/02       12/31/06       12/31/06
                                                  ------------   ------------    ---------
                                                                (In thousands)
Available for sale:
  Mortgage-backed securities...................     $   ---        $    587      $  99,176

Held to Maturity:
  One-to-four family...........................     $  3,372       $ 12,620      $ 206,024
  Commercial real estate and multi-family......        1,051         26,993         65,528
  Construction.................................        8,359          1,465            ---
  Consumer and other...........................        8,926         23,445         22,252
                                                     -------        -------      ---------
  Total loans receivable.......................       21,708         64,523        293,804
  Mortgage-backed securities...................           45          1,124         92,198
                                                     -------        -------      ---------
  Totals.......................................     $ 21,753       $ 66,234      $ 485,178
                                                     =======        =======       ========


         The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2002, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                         Predetermined         Floating or
                                                             Rates           Adjustable Rate
                                                         -------------       ---------------
                                                                   (In thousands)
Available for sale:
  Mortgage-backed securities.........................    $    99,763           $       ---
                                                          ----------            ----------
  Totals.............................................    $    99,763           $       ---
                                                          ==========            ==========

Held to Maturity:
  One-to-four family.................................    $   146,744           $    75,272
  Commercial real estate and multi-family............         37,456                56,116
  Construction.......................................            248                 9,576
  Consumer and other.................................         39,307                15,316
                                                          ----------             ---------
  Total loans receivable.............................        223,755               156,280
  Mortgage-backed securities.........................         93,236                   131
                                                          ----------             ---------
  Totals.............................................    $   316,991            $  156,411
                                                          ==========             =========

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

         At December 31, 2001, 68% of first mortgage loans consisted of one- to four-family residential loans, of which 34% were ARM loans.

         The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1 to 2% per adjustment with a lifetime cap of 5 to 6% over the life of the loan.

         The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. While it does not presently do so, the Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to FHLMC and FNMA while retaining the servicing rights on certain loans. The Bank, however, is primarily a portfolio lender. As of December 31, 2001, the Bank's portfolio of loans serviced for FHLMC and FNMA totaled approximately $6.8 million.

         Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan. Currently, it is the Bank's philosophy to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The commercial real estate and multi-family loans in the Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates for terms of up to 25 years. The Bank's current policy is to originate commercial real estate and multi-family loans as ARM's that are generally amortized over a period of 20 years or as balloon loans which generally have terms of 5 to 10 years, with 20-25 year amortizations.

         Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 2001, the five largest commercial real estate and multi-family loans totaled $ 16.8 million with no single loan larger than $4.2 million. At December 31, 2001, all such loans were current and the properties securing such loans are in the Bank's market area.

         Construction Loans. At December 31, 2001, the Bank had $9.8 million of construction loans or 2.6% of the Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer and Other Loans. The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $54.6 million or 14.4% of the Bank's total loan portfolio at December 31, 2001. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

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

         The Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 2001, $230,000 or 0.4% of the Bank's consumer loans were delinquent more than 90 days.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

         The Bank offers second mortgage loans on one- to four-family residences. At December 31, 2001, second mortgage and home equity loans totaled $25.6 million, or 6.8% of the Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residential loans.

         The Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 2001, the Bank had approximately $9.3 million outstanding in commercial business loans, which represented approximately 2.4% of its total loan portfolio.

         Loan Approval Authority and Underwriting. The Board of Directors sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower. Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan. A Lending Vice President may approve a secured loan up to $100,000 and an unsecured loan up to $25,000 individually. Each In-House Loan Committee member may approve a secured loan up to $250,000 and an unsecured loan up to $50,000, except the President's authority is two times these amounts. Any two In-House Loan Committee members may combine their secured lending authority. A majority of the In-House Loan Committee members may approve a secured loan up to $1.5 million and an unsecured loan up to $200,000. Generally, all loans over $1.5 million, or loans that cause the proposed total exposure to exceed $1.5 million, require approval by the Board Loan Committee.

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

         Loans to One Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $7.7 million as of December 31, 2001.

         At December 31, 2001, the Bank's five largest aggregate lending relationships had balances ranging from $3.7 to $5.6 million. At December 31, 2001, all of these loans were current.

Mortgage-Backed Securities

         To supplement lending activities, the Bank invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of December 31, 2001, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($36.1 million), Government National Mortgage Association ("GNMA"), ($35.4 million) Federal National Mortgage Association ("FNMA") ($38.2 million), real estate mortgage investment conduits formed by these same agencies ("REMICs") ($83.2 million), and other mortgage-backed securities ($201,000).

         At December 31, 2001, the carrying value of mortgage-backed securities totaled $193.1 million, or 27.2% of total assets. The market value of such securities totaled approximately $194.5 million at December 31, 2001.

         The Bank's  mortgage-backed  securities  are so-called  "pass-throughs"
which represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA. The REMIC securities are composed of the same loan types as the pass through certificates, but offer differing characteristics as to their expected cash flows depending on the class of such securities purchased. The Bank's REMICs are primarily "planned amortization classes" that, when purchased, offered a high probability of predictable cash flows.

         The following table sets forth the carrying value of the Bank's mortgage-backed securities held in portfolio at the dates indicated.

                                                         At December 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
                                                        (In thousands)
          Held to maturity:
            GNMA-fixed rate ..................   $ 29,877   $ 41,090   $ 46,651
            FHLMC ARMs .......................        131        168        218
            FHLMC-fixed rate .................     34,869     45,803     52,407
            FNMA-fixed rate ..................     15,739     20,756     24,983
            REMICs ...........................     12,550     27,043     35,271
            Other mortgage-backed securities .        201        282        358
                                                 --------   --------   --------
              Total mortgage-backed securities   $ 93,367   $135,142   $159,888
                held to maturity..............   ========   ========   ========

          Mortgage-backed securities
          Available- for-sale:
            FHLMC ............................   $  1,108   $  1,431   $  7,233
            FNMA .............................     22,459     25,679     27,963
            GNMA .............................      5,515      7,561      8,338
            REMICs ...........................     70,681     63,243     88,981
                                                 --------   --------   --------
              Total mortgage-backed securities
                available-for-sale ...........   $ 99,763   $ 97,914   $132,515
                                                 ========   ========   ========

         Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Bank's mortgage-backed securities portfolio at December 31, 2001. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.


                                        Contractual                Contractual
                                         Held To                    Available
                                         Maturity                   -For-Sale
                                      Maturities Due     WAC      Maturities Due    WAC
                                      --------------     ---      --------------    ---
                                                      (Dollars in thousands)
Less than 1 year ...............          $    45       7.81%        $   ---        ---%
1 to 3 years ...................              672       7.57             587       6.50
3 to 5 years ...................              452       7.38             ---        ---
5 to 10 years ..................           10,688       7.21          19,634       6.38
10 to 20 years .................            7,638       7.08          38,062       5.96
Over 20 years ..................           73,872       6.71          41,480       6.31
                                          -------       ----         -------       ----
Total mortgage-backed securities          $93,367       6.81%        $99,763       6.19%
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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded. At December 31, 2001, the Bank had one significant lending relationship involving two loans that were impaired loans within the meaning of SFAS No. 114 and SFAS No. 118. These loans totaled $1.7 million and are collateralized by commercial real estate. The Bank expects to recover some or all of its loan balances through the liquidation of the collateral, which is being appraised. The Bank does not expect a material loss on the liquidation of the collateral, although the timing and ultimate recovery of any proceeds are unknown at this time.

Non-performing assets                                           At December 31,
                                             ------------------------------------------------
                                               2001      2000      1999      1998      1997
                                             --------  --------  --------  --------  --------
                                                           (Dollars in thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .....................   $1,821    $  869    $  880    $  896    $  776
  Commercial real estate and multi-family .    1,725       180        24        97        --
Consumer and other ........................      230       421       413       609       606
                                              ------    ------    ------    ------    ------
   Total non-accrual loans ................    3,776     1,470     1,317     1,602     1,382
                                              ======    ======    ======    ======    ======

Real estate owned, net ....................       30       176       546       308       351
                                              ------    ------    ------    ------    ------
Total non-performing assets ...............   $3,806    $1,646    $1,863    $1,910    $1,733
                                              ======    ------    ------    ------    ------
Total non-accrual loans to loans ..........     0.99%     0.41%     0.45%     0.65%     0.55%
                                              ======    ======    ======    ======    ======
Total non-accrual loans to total assets ...     0.53%     0.20%     0.18%     0.24%     0.23%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets     0.54%     0.23%     0.26%     0.29%     0.29%
                                              ======    ======    ======    ======    ======

         At December 31, 2001, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

         At December 31, 2001, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies all or a portion of a problem asset as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         The following table provides further information in regard to the Bank's classified assets as of December 31, 2001.

                                                  At December 31, 2001
                                                  --------------------
                                                     (In thousands)

          Special mention assets...............       $    3,869
          Substandard (1)......................            4,397
          Doubtful assets......................              ---
          Loss ................................              ---
                                                       ---------
             Total classified assets...........       $    8,266
                                                       =========
-------------------
(1) Substandard assets include approximately $621,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.

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

         The Bank's watch list contains all loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. Once a loan is deemed to pose other than a normal level of risk of collection, it moves to the classified asset list as either special mention, substandard, doubtful, or loss as required by regulatory guidelines. Classified assets also include all loans over 90 days past due according to the contractual repayment terms. These loans are automatically considered at least substandard. All loans not on the classified asset list are assigned a reserve factor that is based on the Corporation's actual loss experience over the last three years, with a small factor assigned to loans current as to their contractual payments, and an increased factor if the loan is 30 of 60 days past due. Classified loans with balances under $100,000 are typically pooled according to their underlying collateral, and a reserve factor assigned based on historical loss experience. Classified loans are evaluated on an individual basis if the loan balance exceeds $100,000. In such a case, the value of the underlying collateral, which is ordinarily real estate because of the nature of the Corporation's predominant past lending activities, the cost of collection and disposition, and other factors are considered and an estimated reserve level is established. In establishing estimated reserves, current and projected economic conditions as they may affect the borrower and the collateral are considered. If prospects appear poor with respect to collateral disposition, for example, because of economic factors, a lower disposition value and thus a higher reserve level would be established. Similarly, the credit may be guaranteed by a governmental agency, or the collateral value may greatly exceed the loan balance such that no reserve is indicated for these loans that are nevertheless considered classified assets because of their delinquency. If a loan or a portion of a loan is judged to be unrecoverable, that amount is charged off. The calculated reserve determined using the methodologies described above is compared to the actual level of reserves; the difference reflects the imprecision of the multitude of assumptions that are made combined with the variability that can occur with a relatively small amount of troubled assets, and the reserve is maintained at reasonable levels by adjusting the provision that is charged to earnings.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                   For the Years Ended December 31,
                                    ---------------------------------------------------------
                                      2001       2000        1999        1998        1997
                                    --------   --------    --------    --------    --------
                                                        (Dollars in thousands)

Balance at beginning of period ..   $ 1,714    $ 1,917     $ 1,909     $ 2,029     $ 1,806
Provision for loan losses .......       500        410         300          60         397
Charge-offs:
  One- to four-family ...........        --         --          --          --          (1)
  Commercial and multi-family
    real estate loans ...........        --         --          --          --          --
  Consumer and other loans ......      (430)      (634)       (296)       (180)       (173)
Recoveries:
  Commercial and multi-family
    real estate loans ...........        --         --          --          --          --
  Consumer and other loans ......       188         21           4          --          --
                                    -------    -------     -------     -------     -------
Balance at end of year ..........   $ 1,972    $ 1,714     $ 1,917     $ 1,909     $ 2,029
                                    =======    =======     =======     =======     =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period .     0.55%      0.20%       0.10%       0.08%       0.06%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period     52.22%     116.0%      145.6%      119.2%      147.0%
Ratio of allowance for loan
  losses to loans receivable
  at the end of the period ......     0.52%      0.47%       0.66%       0.78%       0.80%
Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of the period    52.60%     114.8%      132.2%      116.1%      137.3%


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

                                                                        At December 31,
                                 2001                  2000                  1999                  1998                  1997
                         --------------------  --------------------  --------------------  --------------------  -------------------
                                 Percent of             Percent of           Percent of            Percent of            Percent of
                                  Loans to               Loans to              Loans to              Loans to              Loans to
                         Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                         ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------

                                                                    (Dollars in thousands)
At end of period
 allocated to:
One- to four-family ..   $1,152      58.4%     $  301      57.9%     $1,098       58.0%    $1,205       62.9%    $1,503     78.4%
Commercial real estate      485      24.6
 and multi-family ....                            672      21.3         426       22.5        508       22.8        202     10.5
Construction .........       51       2.6         121       3.8          79        4.2         97        2.2         37      2.0
Consumer and
  other loans ........      284      14.4         620      17.0         314       15.3         99       12.1        287      9.1
                         ------     -----      ------     -----      ------     ------     ------     ------     ------    -----
Total allowance ......   $1,972     100.0%     $1,714     100.0%     $1,917      100.0%    $1,909     $100.0%    $2,029    100.0%
                         ======     =====      ======     =====      ======      =====     ======     ======     ======    =====


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

         The following table sets forth certain information regarding the amortized cost and fair values of the Bank's investments at the dates indicated.


                                                                   At December 31,
                                          ----------------------------------------------------------------
                                                  2001                   2000                   1999
                                          --------------------   --------------------   ------------------
                                          Amortized     Fair     Amortized     Fair     Amortized    Fair
                                            Cost        Value      Cost        Value      Cost       Value
                                          ---------    -------   ---------    -------   ---------   ------
                                                                        (In thousands)

Interest-earning deposits ..............   $58,157     $58,157    $ 1,965     $ 1,964    $ 5,984    $ 5,982
                                           =======     =======    =======     =======    =======    =======

Investment securities held-to- maturity:
  U.S. government and agency
    obligations ........................   $    --     $    --    $52,499     $51,016    $57,455    $55,500
  State and political
    subdivisions .......................     5,743       5,787      5,958       5,979      4,284      4,168
  Corporate debt securities ............     4,123       4,043      5,004       4,924      5,021      4,870
                                           -------     -------    -------     -------    -------    -------
    Total ..............................   $ 9,866     $ 9,830    $63,461     $61,919    $66,760    $64,538
                                           =======     =======    =======     =======    =======    =======


Securities available-for-sale:
  U.S. government and agency
    obligations ........................   $11,018     $10,929    $12,003     $11,967    $11,994    $11,558
  State and political
    subdivisions .......................        --          --         --          --      3,783      3,696
  Corporate Debt
     Securities ........................    11,070      11,245      6,034       6,004      6,053      5,833
  Mutual funds .........................       500         497        500         494        500        493
    Other ..............................        --          --        500         400        500        350
                                           -------     -------    -------     -------    -------    -------
    Total ..............................   $22,588     $22,671    $19,037     $18,865    $22,830    $21,930
                                           =======     =======    =======     =======    =======    =======

Investment Portfolio Maturities

         The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2001.Yields on tax exempt obligations have been computed on a tax equivalent basis.



                        One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities(2)
                        -----------------  -----------------  -----------------  -------------------  ------------------------------
                        Amortized Average  Amortized Average  Amortized Average  Amortized  Average   Amortized  Average     Fair
                          Cost     Yield     Cost     Yield     Cost     Yield     Cost      Yield      Cost      Yield      Value
                          ----     -----     ----     -----     ----     -----     ----      -----      ----       -----     -----
                                                                                                      (Dollars in thousands)
U.S. government ......   $ 1,018   3.39%    $    --     --%    $    --     --%    $    --     --%     $ 1,018      3.39%   $ 1,029
U.S. government agency        --     --      10,000   3.93          --     --          --     --       10,000      3.93      9,900
Municipal obligations         --     --         330   4.40       3,144   7.50       2,269   5.25        5,743      6.43      5,787
Corporate obligations      1,003   5.67      14,190   5.15          --     --          --     --       15,193      5.19     15,288
Other securities(1) ..       500   4.08          --     --          --     --          --     --          500      4.08        497
                          ------   ----      ------   ----       -----   ----      -------  ----      -------      ----     ------
  Total ..............   $ 2,521   4.43%    $24,520   4.65%    $ 3,144   7.50%    $ 2,269   5.25%     $32,454      4.95%   $32,501
                          ======   ====      ======   ====      ======   ====      ======   ====       ======      ====     ======

--------------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.
(2) Includes $22.7million of U.S. government and agency obligations and other investments which are carried as available-for-sale at December 31, 2001. Investment securities available-for-sale are carried at fair value.

Sources of Funds

         General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $29 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2001.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2001, core deposits amounted to 65.7% of total deposits.

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

                                                                             At December 31,
                                         -------------------------------------------------------------------------------------
                                                      2001                        2000                        1999
                                         ----------------------------  --------------------------  ---------------------------

                                                             Weighted                    Weighted                     Weighted
                                                   Percent   Average           Percent   Average            Percent   Average
                                                   of Total  Nominal           of Total  Nominal            of Total  Nominal
                                           Amount  Deposits   Rate     Amount  Deposits   Rate      Amount  Deposits   Rate
                                           ------  --------   ----     ------  --------   ----      ------  --------   ----
                                                                            (Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts ...   $ 46,990    11.13    0.75%  $ 35,127    8.76     1.02%   $ 37,926     9.41%    1.06%
Money market accounts ................     42,557    10.08    2.54     44,325   11.05     3.13      40,799    10.16     3.64
Non-interest-bearing checking accounts     18,200     4.31    0.00     12,096    3.02     0.00       7,025     1.75     0.00
                                          -------    -----    ----    -------   -----    -----      ------    -----    -----
   Total transaction accounts ........    107,747    25.52             91,548   22.83               85,630    21.32

 Passbook accounts ...................    169,576    40.18    2.52    155,699   38.85     3.48     159,370    39.70     3.41

Certificates of deposit ..............    144,729    34.30    4.29    153,604   38.32     5.32     156,578    38.98     4.90
                                         --------    -----    ----    --------  -----    -----     -------   ------    -----
    Total deposits ...................   $422,052   100.00%   2.82%  $400,851  100.00%    3.66%   $401,698   100.00%    3.47%
                                          =======   ======    ====    =======  ======    =====     =======   ======    =====

         At December 31, 2001, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                               Amount
                                                               ------
       Maturing Period                                     (In thousands)
       ---------------
       Three months or less......................            $    1,481
       Over three through six months.............                 1,857
       Over six through 12 months................                 1,550
       Over 12 months............................                12,367
                                                              ---------
           Total.................................            $   17,255
                                                              =========

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


                                                             At December 31,
                                                ---------------------------------------
                                                   2001           2000           1999
                                                ----------     ----------     ----------
                                                         (Dollars in thousands)

FHLB advances and other borrowings.........     $  223,359     $  259,821     $ 264,299
                                                 =========      =========      ========

Weighted average interest rate.............            5.46%         5.78%         5.37%




                                                        Years Ended December 31,
                                                ---------------------------------------
                                                   2001           2000           1999
                                                ----------     ----------     ----------
                                                             (Dollars in thousands)
Maximum balance of  FHLB advances and
  other borrowings outstanding.............     $   259,821    $  259,889     $ 268,128
                                                 ==========     =========       =======
Weighted average balance of FHLB
  advances and other borrowings
  outstanding..............................     $   229,473    $  243,656     $ 240,371
                                                 ==========      ========       =======

Weighted average interest rate of FHLB
  advances and other borrowings............            5.53%         5.68%        5.37%
                                                 ==========     =========       =======

         The Bank uses convertible FHLB advances for a portion of its funding needs. These borrowings are fixed rate, fixed term advances that can be converted to LIBOR-based floating rate advances at the option of the FHLB, on each quarterly interest payment date, after an initial period. The following table sets forth information related to these convertible advances.


                                              At December 31, 2001
                                              --------------------
                                             (Dollars in thousands)
Date first convertible  Contractual Maturity                        Contractual
    (month/year)          Date (month/year)         Amount         Interest Rate
    ------------          -----------------         ------         -------------
    January 2002              April 2003            $5,000              4.74%
    February 2002           February 2009           15,000              4.74
    February 2002           February 2004           25,000              5.10
    February 2002           February 2004           20,000              4.94
    April 2002                April 2008            10,000              5.41
    June 2002                 June 2008             15,000              5.63
    June 2002                 June 2008             10,000              5.61
    February 2003           February 2006           20,000              5.15
    March 2003                March 2008            25,000              5.70
    March 2003                March 2008            10,000              5.61
    February 2004           February 2009           10,000              5.05
                                                   -------              ----
                                                  $165,000              5.29%
                                                   =======              ====


Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2001, the Bank was authorized to invest up to approximately $14 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2001, the Bank had one subsidiary, Third Delaware Corporation. Third Delaware Corporation is a wholly-owned operating subsidiary of the Bank and was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2001, the Bank had $200 million invested in Third Delaware Corporation.

Personnel

         As of December 31, 2001, the Bank had 148 full-time and 24 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Executive Officers of the Registrant

         Executive Officers of the Bank and the Company:

         Carl F. Gregory is Chairman Emeritus of the Bank. Mr. Gregory was Chief Executive Officer of the Bank and of the Company from April 1982 until December 1994. He has been with the Bank since 1962 and will continue to represent the Bank throughout the communities that the Bank serves in his role as Chairman of the Bank and Director of the Company.

         John R. Stranford has been with the Bank since 1968. He presently serves as Chairman of the Board of the Bank, President, Chief Executive Officer, Chief Operating Officer and Director of the Bank and Company. Mr. Stranford has served as Chief Operating Officer of the Bank since 1984 , President of the Bank since January 1994, and Chairman of the Board of the Bank since April 2001. Prior to that time he served in various capacities as an officer of the Bank.

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

         The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                   REGULATION

         Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         The Gramm-Leach-Bliley Act ("GLB") permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies;

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

         GLB also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Company has retained its authority to engage in nonfinancial activities.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         At December 31, 2001, the Bank was in compliance with all of its regulatory capital requirements.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 2001, the Bank was in compliance with its QTL requirement with 85% of its assets invested in QTIs.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2001, the Bank had $11.4 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank's total transaction accounts required a reserve level of $3.4 million which was offset by the Bank's vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2001.

Item  2.  Properties
--------------------

         The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2001, the Bank operated from its main office and thirteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third-party and the other is used as a parking lot for employees and tenants of the Bank. The net book value of the two lots was $102,000 at December 31, 2001.

         The following table sets forth certain information regarding the Bank's properties:

                              Leased or                               Leased or
    Location                    Owned          Location                 Owned
------------------            ---------   -------------------         ---------
ADMINISTRATIVE                            OPERATIONS OFFICE
OFFICE                                    Operations Center
  Newtown Office                          62 Walker Lane
  3 Penns Trail                Owned      Newtown, PA  18940(1)        Owned
  Newtown, PA 18940

BRANCH OFFICES
  Frankford Office                        Newtown Office
  4625 Frankford Avenue                   950 Newtown Yardley Road
  Philadelphia, PA 19124       Owned      Newtown, PA 18940            Leased

  Ewing Office                            Mayfair Office
  2075 Pennington Road                    Roosevelt Blvd. at Unruh
  Trenton, NJ 08618            Owned      Philadelphia, PA 19149       Owned

  Hamilton Office                         Doylestown Office
  1850 Route 33                           60 North Main Street
  Hamilton Square, NJ 08690    Owned      Doylestown, PA 18901         Owned

  Fishtown Office                         Feasterville Office
  York & Memphis Streets                  Buck Hotel Complex
  Philadelphia, PA 19125       Owned      Feasterville, PA 19053       Leased

  Cross Keys Office                       Quakerbridge Office
  834 North Easton Highway                590 Lawrence Square Blvd.
  Doylestown, PA 18901         Owned      Lawrenceville, NJ 08648      Leased

  Bridesburg Office                       Woodhaven Office
  Orthodox & Almond Streets               Knights Road Center
  Philadelphia, PA 19137       Owned      4014 Woodhaven Road
                                          Philadelphia, PA 19154       Leased
  New Britain Office
  600 Town Center
  New Britain, PA 18901        Leased
--------------------------------------
(1) This office serves as the computer operations center, check processing area, training center, mail processing and storage center for the Bank.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the section captioned "Stock Market Information" in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under the section captioned "Selected Financial and Other Data" in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

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

         A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and, therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. At December 31, 2001, approximately 34% of the Bank's deposits were CDs.

         The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

         The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 2001, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

         As part of its interest rate risk management, the Bank uses the Interest Rate Risk Exposure Report, which is generated quarterly by the OTS. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2001 are as follows:

                                      MVPE
      -----------------------------------------------------------

      Change in Interest Rates (1)      Amount           % Change
      ---------------------------       ------           --------
                                    (In Thousands)

      +300 Basis Points               $  52,150           -31%
      +200 Basis Points               $  60,750           -20%
      +100 Basis Points               $  68,670            -9%
        Flat Rates                    $  75,469             0%
      -100 Basis Points               $  76,481            +1%

---------------------------

     (1) the -200 and -300 bp scenarios are not shown due to the low interest rate environment.

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


Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant's 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------

         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Proposal 1 - Election of Directors -- General Information and Nominees" and "-- Biographical Information" and "Additional Information About Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1)  The  following   financial   statements  and  the  report  of  the
independent auditor of the Company included in the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.


Independent Auditors' Report
Consolidated Statements of Financial Position as of December 31, 2001 and 2000 Consolidated Statements of Earnings For the Years Ended
  December 31, 2001, 2000 and 1999
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
  Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

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

         3.1   Certificate of Incorporation of TF Financial Corporation*
         3.2   Bylaws of TF Financial Corporation*
         4.0   Stock Certificate of TF Financial Corporation*
         4.1   The Company's Rights Agreement dated November 22, 1995**
        10.1 Third Federal Savings and Loan Association Management Stock Bonus Plan*
        10.2   TF Financial Corporation 1994 Stock Option Plan*
        10.3 Third Federal Savings Bank Directors Consultation and Retirement Plan***
        10.4   TF Financial Corporation Incentive Compensation Plan***
        10.5   Severance Agreement with John R. Stranford***
        10.6   Severance Agreement with Kent C. Lufkin****
        10.7   Severance Agreement with Floyd P. Haggar****
        10.8   Severance Agreement with Earl A. Pace, Jr.*****
        10.9   Severance Agreement with Dennis R. Stewart******
        10.10  TF Financial Corporation 1997 Stock Option Plan*******
        10.11  Severance Agreement with Robert N. Dusek
        13.0   2001 Annual Report to Stockholders
        21.0   Subsidiary Information
        23.0   Consent of Independent Auditor

---------------
* Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, File No. 33- 76960.
** Incorporated herein by reference to the Registrants Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
*** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
**** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
****** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
******* Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TF FINANCIAL CORPORATION



Dated:  March 26, 2002                   By:  /s/ John R. Stranford
                                             -----------------------------------
                                              John R. Stranford
                                              President, Chief Executive Officer
                                               and Director
                                              (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2002.



By: /s/ John R. Stranford                By: /s/ Dennis R. Stewart
    ---------------------                    -----------------------------------
    John R. Stranford                        Dennis R. Stewart
    President, Chief Executive Officer       Senior Vice President, Chief
     and Director                            Financial Officer and Treasurer
    (Principal Executive Officer)            (Principal Financial and Accounting
                                             Officer)


By: /s/ Carl F. Gregory                  By: /s/ Robert N. Dusek
    -------------------                      -----------------------------------
    Carl F. Gregory                          Robert N. Dusek
    Director                                 Chairman of the Board



By: /s/ Thomas J. Gola                   By: /s/ George A. Olsen
    ------------------                       -----------------------------------
    Thomas J. Gola                           George A. Olsen
    Director                                 Director