Form 10-Q
period 2002-03-31
TF FINANCIAL CORP
filed 2002-05-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                                ------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________

                         Commission file number 0-24168


                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                   74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)


3 Penns Trail, Newtown, Pennsylvania                                    18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code         215-579-4000
--------------------------------------------------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes
of common stock as of the latest practicable date:   April 30, 2002
                                                   ------------------


                  Class                                    Outstanding
      ----------------------------                      -----------------
      $.10 par value common stock                       2,715,588 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)


                                                                                   Unaudited     Audited
                                                                                   March 31,    December 31,
                                                                                      2002          2001
                                                                                 ------------   ------------
                                   Assets

Cash and cash equivalents                                                          $71,165        $69,139
Certificates of deposit in other financial institutions                                194            194
Investment securities available for sale - at fair value                            22,513         22,671
Investment securities held to maturity (fair value of $16,529 and $9,830,           16,670          9,866
  respectively)
Mortgage-backed securities available for sale - at fair value                      123,367         99,763
Mortgage-backed securities held to maturity (fair value of $81,513 and              80,160         93,367
  $94,735, respectively)

Loans receivable, net                                                              368,551        377,635
Federal Home Loan Bank stock - at cost                                              11,118         11,368
Accrued interest receivable                                                          4,278          4,154
Core deposit intangible                                                                717            775
Goodwill                                                                             4,213          4,324
Premises and equipment, net                                                          7,259          7,484
Other assets                                                                        10,607         10,464
                                                                                  --------       --------
                                Total assets                                      $720,812       $711,204
                                                                                  ========       ========

                    Liabilities and stockholders' equity
Liabilities
 Deposits                                                                         $432,285       $422,052
 Advances from the Federal Home Loan Bank                                          222,359        222,359
 Advances from borrowers for taxes and insurance                                     1,054          1,241
 Accrued interest payable                                                            4,287          3,762
 Other liabilities                                                                   2,605          3,815
                                                                                  --------       --------
                              Total liabilities                                    662,590        653,229
                                                                                  --------       --------

Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value; 2,000,000 shares authorized and none issued.
  Common stock, $0.10 par value; 10,000,000 shares authorized,
    5,290,000 issued; 2,465,525 and 2,465,986 shares outstanding at March 31, 2002 and December 31, 2001, net of
    treasury shares of 2,575,212 and 2,571,712, respectively.                          529            529
  Retained earnings                                                                 57,203         56,370
  Additional paid-in capital                                                        51,623         51,652
  Unearned ESOP shares                                                              (2,492)        (2,523)
  Treasury stock - at cost                                                         (48,943)       (48,838)
  Accumulated other comprehensive income                                               302            785
                                                                                  --------       --------
                         Total stockholders' equity                                 58,222         57,975
                                                                                  --------       --------
Total liabilities and stockholders' equity                                        $720,812       $711,204
                                                                                  ========       ========

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)


                                                                           For Three Months
                                                                            Ended March 31,
                                                                          --------------------
                                                                            2002        2001
                                                                          --------    --------

Interest income
   Loans                                                                    $6,731      $7,166
   Mortgage-backed securities                                                3,060       3,780
   Investment securities                                                       587       1,239
   Interest bearing deposits and other                                         209         145
                                                                           -------     -------
       Total interest income                                                10,587      12,330
                                                                           -------     -------
Interest expense
   Deposits                                                                  2,830       3,591
   Advances from the Federal Home Loan Bank and other borrowings             3,037       3,500
                                                                           -------     -------
       Total interest expense                                                5,867       7,091
                                                                           -------     -------
       Net interest income                                                   4,720       5,239
Provision for loan losses                                                      150         125
                                                                           -------     -------
       Net interest income after provision for loan losses                   4,570       5,114
                                                                           -------     -------
Non-interest income
   Service fees, charges and other operating income                            407         415
   Bank-owned life insurance                                                   133           -
   Loss on sale of loans and mortgage-backed securities available for sale       -         (15)
                                                                           -------     -------
       Total non-interest income                                               540         400
                                                                           -------     -------
Non-interest expense
   Compensation and benefits                                                 1,928       1,938
   Occupancy and equipment                                                     578         645
   Federal deposit insurance premium                                            19          21
   Professional fees                                                            80         156
   Amortization of core deposit intangible                                      58          69
   Amortization of goodwill                                                    111         111
   Advertising                                                                 110         126
   Other operating                                                             647         745
                                                                           -------     -------
       Total non-interest expense                                            3,531       3,811
                                                                           -------     -------
       Income before income taxes                                            1,579       1,703
Income taxes                                                                   376         445
                                                                           -------     -------
       Net income                                                           $1,203      $1,258
                                                                           =======     =======

Basic earnings per share                                                     $0.49       $0.51
Diluted earnings per share                                                   $0.44       $0.48
Weighted average number of shares outstanding - basic                        2,463       2,482
Weighted average number of shares outstanding - diluted                      2,716       2,637


                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       For the three months
                                                                                               ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                          2002         2001
                                                                                        --------     --------

Cash flows from operating activities
Net Income                                                                               $1,203       $1,258
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                       3            3
         Deferred loan origination fees                                                     (63)         (52)
         Premiums and discounts on investment securities, net                                35           (8)
         Premiums and discounts on mortgage-backed securities and loans, net               (123)        (113)
         Amortization of goodwill and core deposit intangible                               169          181
Provision for loan losses                                                                   150          125
Depreciation of premises and equipment                                                      252          206
Recognition of ESOP and MSBP expenses                                                        67           58
Loss on sale of loans and mortgage-backed securities available for sale                       -           15
Increase in value of bank-owned life insurance                                             (133)           -
(Increase) decrease in:
         Accrued interest receivable                                                       (124)       1,243
         Other assets                                                                       155          260
Increase (decrease) in:
         Accrued interest payable                                                           525          601
         Other liabilities                                                                 (960)        (955)
                                                                                         ------      -------
         Net cash provided by operating activities                                        1,156        2,822
                                                                                         ------      -------
Cash flows  from investing activities
Loan originations and principal payments on loans, net                                   23,573        6,493
Purchases of loans                                                                      (14,767)      (3,792)
Proceeds from loan sales                                                                      -        1,227
Proceeds from sale of mortgage-backed securities available for sale                           -        4,309
Purchases of mortgage-backed securities available for sale                              (33,770)           -
Purchase of investment securities  held to maturity                                      (6,821)           -
Proceeds from maturities of investment securities held to maturity                            -       45,014
Proceeds from maturities of investment securities available for sale                          -        1,000
Principal repayments from mortgage-backed securities held to maturity                    13,265        7,071
Principal repayments from mortgage-backed securities available for sale                   9,643        2,709
Purchases and redemptions of Federal Home Loan Bank stock, net                              250            -
Proceeds from sales of real estate acquired through foreclosure                              18            -
Purchase of premises and equipment                                                          (27)         (20)
                                                                                         ------      -------
         Net cash provided by (used in) investing activities                             (8,636)      64,011
                                                                                         ------      -------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                   For the three months
                                                                                          ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                     2002          2001
                                                                                  -------         -------

Cash flows from financing activities
Net increase in deposits                                                           10,233          2,118
Net decrease in advances from Federal Home Loan Bank                                    -        (12,500)
Net decrease in other borrowings                                                        -        (14,962)
Net decrease in advances from borrowers for taxes and insurance                      (187)             -
Exercise of stock options                                                             100             21
Purchase of treasury stock, net                                                      (270)          (730)
Common stock cash dividend                                                           (370)          (385)
                                                                                  -------         -------
         Net cash provided by (used in) financing activities                        9,506        (26,438)
                                                                                  -------         -------
         Net increase in cash and cash equivalents                                  2,026         40,395

Cash and cash equivalents at beginning of period                                   69,139         10,618
                                                                                  -------        -------
Cash and cash equivalents at end of period                                        $71,165        $51,013
                                                                                  =======        =======
Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                        $ 5,342        $ 6,490
         Income taxes                                                             $   700        $   610
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure         $   185        $     -



                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements as of March 31, 2002 (unaudited) and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation, Penns Trail Development
     Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 3 - CONTINGENCIES
     The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)
     The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2002 and 2001 was $720,000 and $2,041,000, net of applicable income tax of $127,000 and $849,000, respectively.

NOTE 5- RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 6- NEW ACCOUNTING PRONOUNCEMENTS
     On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of these statements did not have a material impact on the financial condition or results of operations of the Company.

     On January 1, 2002, the Company also adopted Statement of Position (SOP) 01-6, "Accounting by Certain Entities That Lend to or Finance the Activities of Others", which reconciles and conforms existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Company's financial position or results of operations.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Condition

The Company's total assets at March 31, 2002 and December 31, 2001 were $720.8 million and $711.2 million, respectively, an increase of $9.6 million, or 1.3%, during the three-month period. The increase in total assets was the direct result of the deployment of deposit growth into various earning asset categories. Cash and cash equivalents increased by $2.0 million. Investment securities held to maturity increased by $6.8 million due to the purchases of such securities. Mortgage-backed securities available for sale increased by $23.6 million as $33.8 million in purchases of such securities more than off-set the principal paydowns received from these securities. Mortgage-backed securities held to maturity decreased by $13.2 million due to the high rate of prepayments of the mortgages underlying these pass-through securities. Similarly, high prepayments of existing mortgages in the loans receivable portfolio more than off-set new loans closed and purchased, causing a net decrease of $9.1 million in loans receivable.

Total liabilities increased by $9.4 million due to $10.2 million in deposit growth. Non-interest bearing demand deposits grew by $3.0 million while savings and money market accounts grew by $9.7 million. Certificates of deposit decreased by $1.4 million and interest-bearing checking accounts decreased by $1.1 million.

Total consolidated stockholders' equity of the Company was $58.2 million or 8.08% of assets at March 31, 2002, compared to $54.1 million or 7.74% of assets at March 31, 2001. During the first quarter of 2002 the Company repurchased 12,200 shares of its common stock and issued 8,700 shares pursuant to the exercise of stock options. As of March 31, 2002, there were approximately 118,800 shares available for repurchase under the previously announced share repurchase plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

Subsequent to the first quarter of 2002, the Company placed a portion of its purchased lease portfolio on non-performing status because it had ceased receiving the payments to which it was entitled. At the present time the Company believes that the collectibility of approximately $600,000 of these payments may be in doubt. Because all of the facts surrounding this matter are still being developed and are not known, the Company cannot estimate at this time the amount or timing of eventual loss, if any. The ultimate resolution of this issue may result in an increase in the allowance for loan and lease losses in future periods and impact the Company's earnings. Other than the foregoing, the Company has not experienced any significant deterioration in its asset quality during the first quarter of 2002.

The following table sets forth information regarding the Company's asset quality (dollars in thousands):


                                                        March 31,  December 31,  March 31,
                                                        ---------  ------------  ---------
                                                           2002        2001         2001
                                                        ---------  ------------  ---------

Non-performing loans                                      $3,904      $3,776       $1,302
Ratio of non-performing loans to gross loans                1.05%       0.99%        0.36%
Ratio of non-performing loans to total assets               0.54%       0.53%        0.19%
Foreclosed property                                         $198         $40         $176
Foreclosed property to total assets                         0.03%       0.01%        0.03%
Ratio of total non-performing assets to total assets        0.57%       0.54%        0.21%



Management maintains an allowance for loan and lease losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan and lease portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan and lease losses during the periods indicated (in thousands):

                                               2002       2001
                                              ------     ------

   Beginning balance, January 1,              $1,972     $1,714
   Provision                                     150        125
   Less: charge-off's (recoveries), net           66         62
                                              ------     ------
   Ending  balance, March 31,                 $2,056     $1,777
                                              ======     ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Income. The Company recorded net income of $1,203,000, or $0.44 per diluted share, for the three months ended March 31, 2002 as compared to $1,258,000, or $0.48 per diluted share, for the three months ended March 31, 2001.

Average Balance Sheet

The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.


                                                                         Three months ended March 31,
                                                                           Three Months Ended March,
                                                               2002                            2001
                                                  ------------------------------   -----------------------------
                                                   Average              Average     Average             Average
                                                   Balance   Interest   Yld/Cost    Balance   Interest  Yld/Cost
                                                  ---------  --------   --------   ---------  --------  --------
                                                                       (dollars in thousands)

Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $372,490    $6,731     7.33%     $362,020     $7,166   8.03%
    Mortgage-backed securities.................     201,796     3,060     6.15%      232,319      3,780   6.60%
    Investment securities......................      47,792       587     4.99%       83,824      1,239   5.99%
    Other interest-earning assets(2)...........      53,966       209     1.56%       10,687        145   5.50%
                                                   --------   -------               --------    -------
      Total interest-earning assets............     676,044    10,587     6.35%      688,850     12,330   7.26%
                                                              -------                           -------
Non interest-earning assets....................      34,928                           28,503
                                                   --------                         --------
      Total assets.............................     710,972                          717,353
                                                   ========                         ========
Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................     423,239     2,830     2.71%      404,512      3,591   3.60%
    Advances from the FHLB and other
               Borrowings......................     222,359     3,037     5.54%      251,405      3,500   5.65%
                                                   --------   -------               --------    -------
      Total interest-bearing liabilities.......     645,598     5,867     3.69%      655,917      7,091   4.39%
                                                              -------                           -------
Non interest-bearing liabilities...............       7,394                            7,859
                                                   --------                         --------
      Total liabilities..........................   652,992                          663,776
Stockholders' equity...........................      57,980                           53,517
                                                   --------                         --------
   Total liabilities and stockholders' equity....  $710,972                         $717,353
                                                   ========                         ========
Net interest income............................                 $4,720                           $5,239
                                                                ======                           ======
Interest rate spread (3).......................                           2.66%                           2.87%
Net yield on interest-earning assets (4).......                           2.83%                           3.08%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                            105%                            105%



(1) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)  Includes interest-bearing deposits in other banks.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest

(5) Rate/Volume Analysis

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

                                                           Three months ended
                                                                March 31,
                                                            2002 vs. 2001
                                                     -------------------------------
                                                           Increase (decrease)
                                                               due to
                                                     -------------------------------
                                                       Volume      Rate      Net
                                                     -------------------------------
   Interest income:
        Loans receivable, net                          $1,154     (1,589)     ($435)
        Mortgage-backed securities                       (474)      (246)      (720)
        Investment securities                            (468)      (184)      (652)
        Other interest-earning assets                     769       (705)        64
                                                      -------------------------------
           Total interest-earning assets                  981     (2,724)    (1,743)
                                                      ===============================
   Interest expense:
        Deposits                                        1,015     (1,776)      (761)
        Advances from the FHLB and other borrowings      (398)       (65)      (463)
                                                      -------------------------------
           Total interest-bearing liabilities             617     (1,841)    (1,224)
                                                      ===============================
   Net change in net interest income                     $364       (883)     ($519)
                                                      ===============================




Total Interest Income. Total interest income decreased by $1.7 million or 14.1% to $10.6 million for the three months ended March 31, 2002 compared with the first quarter of 2001 primarily because of the consequences of a substantial decrease in market interest rates. Since the beginning of the first quarter of 2001, the Federal Reserve Board lowered the federal funds rate eleven times from 6.50% to 1.75%. Longer term market interest rates also decreased significantly. As a result the Company's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans receivable were refinanced by borrowers at lower rates, or away from the Bank, resulting in large paydowns of higher yielding loans. In addition, the interest rates on the Company's adjustable rate loans adjusted downward. Thus, each component of the Company's earning assets produced less interest income because of declining market interest rates. In addition, the Company's cash and cash equivalents were significantly higher during the 2002 period, while the rate earned on these assets, the federal funds rate minus 25 basis points, was substantially lower during the 2002 period. At March 31, 2002 cash and cash equivalents totaled $71.2 million.

Total Interest Expense. Total interest expense decreased by $1.2 million to $5.9 million for the three-month period ended March 31, 2002. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Company's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, during the fourth quarter of 2001 and the first quarter of 2002, the Company lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates, mainly the federal funds rate.

Non-interest income. Total non-interest income was $540,000 for the three-month period ended March 31, 2002 compared with $400,000 for the same period in 2001. The increase is due to the increase in the cash surrender value of bank-owned life insurance which was purchased during the third quarter of 2001.

Non-interest expense. Total non-interest expense decreased by $280,000 to $3.5 million for the three months ended March 31, 2002 compared to the same period in 2001. Compensation and benefits expense would have been slightly higher except for a $93,000 reduction in pension expense caused by participants who had very high balances leaving the plan. Occupancy and equipment expense decreased in part because the Company sold one of its branch offices during the fourth quarter of 2001, and also because maintenance expenses were unusually high during the first quarter of 2001 due to inclement weather. Professional fees were lower during the first quarter of 2002 compared to the year earlier period mainly due to $60,000 of costs incurred during the first quarter of 2001 associated with the implementation of in-house item processing and statement rendering capabilities. The Company's effective tax rate during the first quarter of 2002 was 23.8% compared with 26.1% during the first quarter of 2001. The decrease is due to the purchase of bank-owned life insurance during the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2002 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2002, the Company had commitments outstanding under letters of credit of $1.6 million, commitments to originate loans of $12.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $27.6 million.

Capital Requirements

The Bank is in compliance with all of its capital requirements as of March 31, 2002.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2002.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

 ITEM 1.    LEGAL PROCEEDINGS
            Not applicable.

 ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not applicable.

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 24, 2002. There were outstanding and entitled to vote at the Meeting 2,727,994 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,375,554 shares of Common Stock representing 87.08% of the total eligible votes to be cast. Proposal 1 was to elect one director of the Company. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

            Proposal 1
            John R. Stranford      FOR: 2,177,233    PERCENT FOR: 91.65%

 ITEM 5.    OTHER INFORMATION
            None

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
            (a)     Exhibits
                    None
            (b)     Reports on Form 8-K
                    On April 24, 2002 the Company filed a Form 8-K wherein the Company disclosed that it had adopted Amended and Restated Bylaws in order to add sections which impose additional qualifications for Directors of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TF FINANCIAL CORPORATION



Date:      May 14, 2002               /s/ John R. Stranford
                                     -------------------------------------------
                                     John R. Stranford
                                     President and CEO
                                     (Principal Executive Officer)



Date:      May 14, 2002               /s/ Dennis R. Stewart
                                     -------------------------------------------
                                      Dennis R. Stewart
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)