Form 10-Q
period 2002-06-30
TF FINANCIAL CORP
filed 2002-08-09
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2002
                                ------------------------------------------------
                                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission file number 0-24168
                                               --------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                         74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

3 Penns Trail, Newtown, Pennsylvania                                18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      215-579-4000
                                                   -----------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: July 24, 2002
                                                   -------------

          Class                                          Outstanding
      ----------------------                           -------------
   $.10 par value common stock                         2,723,326 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002


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

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)


                                                                                      Unaudited       Audited
                                                                                       June 30,    December 31,
                                                                                         2002          2001
                                                                                         ----          ----
                                   Assets
Cash and cash equivalents                                                               $72,627        $69,139
Certificates of deposit in other financial institutions                                     194            194
Investment securities available for sale - at fair value                                 27,830         22,671
Investment securities held to maturity (fair value of $15,859 and $9,830,                15,597          9,866
    respectively)
Mortgage-backed securities available for sale - at fair value                           148,281         99,763
Mortgage-backed securities held to maturity (fair value of $75,462 and                   73,066         93,367
    $94,735, respectively)
Loans receivable, net                                                                   353,731        377,635
Federal Home Loan Bank stock - at cost                                                   11,118         11,368
Accrued interest receivable                                                               4,289          4,154
Core deposit intangible, net                                                                659            775
Goodwill, net                                                                             4,102          4,324
Premises and equipment, net                                                               7,039          7,484
Other assets                                                                              9,653         10,464
                                                                                          -----         ------
                                Total assets                                           $728,186       $711,204
                                                                                       ========       ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $437,503       $422,052
   Advances from the Federal Home Loan Bank                                             222,359        222,359
   Advances from borrowers for taxes and insurance                                        1,300          1,241
   Accrued interest payable                                                               3,313          3,762
   Other liabilities                                                                      2,870          3,815
                                                                                          -----          -----
                              Total liabilities                                         667,345        653,229
                                                                                        -------        -------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,477,102 and 2,465,986 shares outstanding at June 30, 2002 and December 31, 2001, net of
       treasury shares of 2,566,674 and 2,571,712, respectively.                            529            529
   Retained earnings                                                                     57,747         56,370
   Additional paid-in capital                                                            51,582         51,652
   Unearned ESOP shares                                                                 (2,462)        (2,523)
   Treasury stock - at cost                                                            (48,794)       (48,838)
   Accumulated other comprehensive income                                                 2,239            785
                                                                                          -----            ---
                         Total stockholders' equity                                      60,841         57,975
                                                                                         ------         ------


Total liabilities and stockholders' equity                                             $728,186       $711,204
                                                                                       ========       ========


                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                            For Three Months        For Six Months
                                                                              Ended June 30,         Ended June 30,
                                                                              --------------         --------------
                                                                             2002        2001       2002       2001
                                                                             ----        ----       ----       ----
Interest income
   Loans                                                                    $6,429      $7,147    $13,160    $14,313
   Mortgage-backed securities                                                3,188       3,568      6,248      7,348
   Investment securities                                                       565         671      1,152      1,910
   Interest bearing deposits and other                                         271         431        480        576
                                                                               ---         ---        ---        ---
       Total interest income                                                10,453      11,817     21,040     24,147
                                                                            ------      ------     ------     ------
Interest expense
   Deposits                                                                  2,707       3,577      5,537      7,168
   Advances from the Federal Home Loan Bank and other borrowings             3,071       3,156      6,108      6,656
                                                                             -----       -----      -----      -----
       Total interest expense                                                5,778       6,733     11,645     13,824
                                                                             -----       -----     ------     ------
       Net interest income                                                   4,675       5,084      9,395     10,323
Provision for loan losses                                                      538         124        688        249
                                                                               ---         ---        ---        ---
       Net interest income after provision for loan losses                   4,137       4,960      8,707     10,074
                                                                             -----       -----      -----     ------

Non-interest income
   Service fees, charges and other operating income                            329         355        736        770
   Bank-owned life insurance                                                   137           -        270          -
   Gains on sale of real estate and other                                        -         454          -        439
                                                                               ---         ---        ---        ---
       Total non-interest income                                               466         809      1,006      1,209
                                                                               ---         ---      -----      -----
Non-interest expense
   Compensation and benefits                                                 1,916       1,899      3,845      3,837
   Occupancy and equipment                                                     576         580      1,154      1,225
   Federal deposit insurance premium                                            19          18         38         39
   Professional fees                                                           105          88        185        244
   Amortization of core deposit intangible                                      58          69        116        138
   Amortization of goodwill                                                    111         111        222        222
   Advertising                                                                 110         126        220        252
   Other operating                                                             522         595      1,168      1,340
                                                                               ---         ---      -----      -----
       Total non-interest expense                                            3,417       3,486      6,948      7,297
                                                                             -----       -----      -----      -----
       Income before income taxes                                            1,186       2,283      2,765      3,986
Income taxes                                                                   273         595        649      1,040
                                                                               ---         ---        ---      -----
       Net income                                                             $913      $1,688     $2,116     $2,946
                                                                              ====      ======     ======     ======

Basic earnings per share                                                     $0.37       $0.69      $0.86      $1.19
Diluted earnings per share                                                   $0.33       $0.64      $0.78      $1.12
Weighted average number of shares outstanding - basic                        2,470       2,454      2,467      2,468
Weighted average number of shares outstanding - diluted                      2,744       2,647      2,730      2,642


                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             For the six months ended
                                                                                                      June 30,
                                                                                                      --------
                                                                                                 2002         2001
                                                                                                 ----         ----
Cash flows from operating activities
Net income                                                                                       $2,116       $2,946
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                               7            7
         Deferred loan origination fees                                                            (99)         (86)
         Premiums and discounts on investment securities, net                                        68          (5)
         Premiums and discounts on mortgage-backed securities and loans, net                      (264)        (142)
         Amortization of goodwill and core deposit intangible                                       338          361
Provision for loan losses                                                                           688          250
Depreciation of premises and equipment                                                              507          431
Gain on sale of premises and equipment                                                                -        (444)
Recognition of ESOP and MSBP expenses                                                               140          114
Gain on sales of real estate acquired through foreclosure                                          (57)         (27)
Loss on sale of loans and mortgage-backed securities available for sale                               -            5
Increase in value of bank-owned life insurance                                                    (262)            -
(Increase) decrease in:
         Accrued interest receivable                                                              (135)        1,311
         Other assets                                                                             1,035          229
Increase (decrease) in:
         Accrued interest payable                                                                 (449)        (562)
         Other liabilities                                                                      (1,693)        (327)
                                                                                                -------        -----
         Net cash provided by operating activities                                                1,940        4,061
                                                                                                  -----        -----

Cash flows  from investing activities
Loan originations and principal payments on loans, net                                           39,819        9,645
Purchases of loans                                                                             (16,685)     (17,184)
Proceeds from loan sales                                                                              -        1,227
Proceeds from sale of mortgage-backed securities available for sale                                   -        4,309
Purchases of mortgage-backed securities available for sale                                     (62,848)      (8,407)
Purchase of investment securities available for sale                                            (6,000)      (3,030)
Purchase of investment securities held to maturity                                              (6,821)            -
Proceeds from maturities of investment securities held to maturity                                1,055       44,991
Proceeds from maturities of investment securities available for sale                              1,000       15,000
Principal repayments from mortgage-backed securities held to maturity                            20,391       17,335
Principal repayments from mortgage-backed securities available for sale                          16,511        7,716
Purchases and redemptions of Federal Home Loan Bank stock, net                                      250        1,674
Proceeds from sales of real estate acquired through foreclosure                                     272          102
Proceeds from sale of premises and equipment                                                          -        1,784
Purchase of premises and equipment                                                                 (62)        (133)
                                                                                                   ----        -----

         Net cash provided by (used in) investing activities                                   (13,118)       75,029
                                                                                               --------       ------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                For the six months ended
                                                                                       June 30,
                                                                                       --------
                                                                                   2002          2001
                                                                                   ----          ----
Cash flows from financing activities
Net increase in deposits                                                            15,451        8,294
Net decrease in advances from Federal Home Loan Bank                                     -     (22,500)
Net decrease in other borrowings                                                         -     (14,962)
Net decrease in advances from borrowers for taxes and insurance                         59          123
Exercise of stock options                                                              232           26
Purchase of treasury stock, net                                                      (337)        (801)
Common stock cash dividend                                                           (739)        (692)
                                                                                     -----        -----
         Net cash provided by (used in) financing activities                        14,666     (30,512)
                                                                                    ------     --------

         Net increase in cash and cash equivalents                                   3,488       48,578

Cash and cash equivalents at beginning of period                                    69,139       10,618
                                                                                    ------       ------

Cash and cash equivalents at end of period                                         $72,627      $59,196
                                                                                   =======      =======

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                         $12,098      $14,386
         Income taxes                                                               $1,000         $995
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure             $185         $  -

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements as of June 30, 2002 (unaudited) and December 31, 2001 and for the three-month and six-month periods ended June 30, 2002 and 2001 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 3 - CONTINGENCIES
     The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)
     The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended June 30, 2002 and 2001 was $2,850,000 and $1,479,000, net of applicable income tax of $1,271,000 and $487,000, respectively. Total comprehensive income for the six-month periods ended June 30, 2002 and 2001 was $3,570,000 and $3,520,000, net of applicable income tax of $1,398,000 and $1,018,000, respectively.

NOTE 5- RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Financial Condition

The Company's total assets at June 30, 2002 and December 31, 2001 were $728.2 million and $711.2 million, respectively, an increase of $17.0 million, or 2.4%, during the six-month period. The increase in total assets was primarily the result of the deployment of deposit growth into various earning asset categories. Cash and cash equivalents increased by $3.5 million. Investment securities increased by $10.9 million due to the purchase of $12.8 million of such securities. Mortgage-backed securities available for sale increased by $48.5 million as $62.8 million in purchases of such securities more than off-set the principal paydowns received from these securities. Mortgage-backed securities held to maturity decreased by $20.3 million due to the high rate of prepayments of the mortgages underlying these pass-through securities. Similarly, high prepayments of existing mortgages in the loans receivable portfolio more than off-set new loans closed and purchased, causing a net decrease of $23.9 million in loans receivable.

Total liabilities increased by $14.1 million due to $15.4 million in deposit growth. Non-interest bearing demand deposits grew by $1.1 million while savings and money market accounts grew by $12.2 million and interest-bearing checking accounts increased by $3.7 million. Certificates of deposit decreased by $1.7 million.

Total consolidated stockholders' equity of the Company was $60.8 million or 8.36% of assets at June 30, 2002, compared to $58.0 million or 8.15% of assets at December 31, 2001. During the first half of 2002 the Company repurchased 15,000 shares of its common stock and issued 20,038 shares pursuant to the exercise of stock options. As of June 30, 2002, there were approximately 116,000 shares available for repurchase under the previously announced share repurchase plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

During the second quarter of 2002, the Company's provision for loan and lease losses was $538,000 compared with $124,000 during 2001, an increase of $414,000 that is due to a default by the servicer of the Company's $2.8 million purchased lease portfolio. The servicer of the Company's purchased lease portfolio failed to remit to the Company all of the money collected on the Company's behalf. The Company has since removed the servicer and begun servicing these leases directly. During the second quarter of 2002 the Company charged-off what is believed to be its maximum exposure of approximately $625,000 related to this matter and is pursuing recovery. However, there can be no assurance that additional charges to the Company's earnings or allowance for loan and lease losses may not be necessary. Other than the foregoing, the Company has not experienced any significant deterioration in its asset quality during the first half of 2002, nor has the Company experienced any significant change in the composition of its non-performing assets.

The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                                          June 30,  December 31,
                                                                            2002        2001
                                                                            ----        ----
        Non-performing loans                                               $3,925      $3,776
        Ratio of non-performing loans to gross loans                       1.10%       0.99%
        Ratio of non-performing loans to total assets                      0.54%       0.53%
        Foreclosed property                                                 $  -        $40
        Foreclosed property to total assets                                0.00%       0.01%
        Ratio of total non-performing assets to total assets               0.54%       0.54%

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
                                                          2002      2001
                                                          ----      ----
        Beginning  balance,  January 1,                 $1,972    $1,714
        Provision                                          688       249
        Less: charge-off's (recoveries), net               765       155
                                                        ------    ------
        Ending balance, June 30,                        $1,895    $1,808
                                                        ======    ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income. The Company recorded net income of $913,000, or $0.33 per diluted share, for the three months ended June 30, 2002 as compared to $1,688,000, or $0.64 per diluted share, for the three months ended June 30, 2001.

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


                                                                          Three months ended June 30,
                                                                  2002                                    2001
                                                     --------------------------------        -------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $360,448       $6,429         7.15%     $362,295       $7,147         7.91%
    Mortgage-backed securities.................     212,146        3,188         6.03%      220,103        3,568         6.50%
    Investment securities......................      49,845          565         4.55%       46,795          671         5.75%
    Other interest-earning assets(2)...........      64,617          271         1.68%       39,904          431         4.33%
                                                     ------          ---                     ------          ---
      Total interest-earning assets............     687,056       10,453         6.10%      669,097       11,817         7.08%
                                                                  ------                                  ------
Non interest-earning assets....................      34,544                                  25,235
                                                     ------                                  ------
      Total assets.............................    $721,600                                $694,332
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $432,918        2,707         2.51%     $403,810        3,577         3.55%
    Advances from the FHLB and other
               Borrowings......................     222,359        3,071         5.54%      227,345        3,156         5.57%
                                                    -------        -----                    -------        -----
      Total interest-bearing liabilities.......     655,277        5,778         3.54%      631,155        6,733         4.28%
                                                                   -----                                   -----
Non interest-bearing liabilities...............       7,674                                   8,778
                                                      -----                                   -----
      Total liabilities..........................   662,951                                 639,933
Stockholders' equity...........................      58,649                                  54,399
                                                     ------                                  ------
   Total liabilities and stockholders' equity....  $721,600                                $694,332
                                                   ========                                ========
Net interest income............................                   $4,675                                  $5,084
                                                                  ======                                  ======
Interest rate spread (3).......................                                  2.57%                                   2.81%
Net yield on interest-earning assets (4).......                                  2.73%                                   3.05%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    106%


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

                                                                           Three months ended
                                                                                June 30,
                                                                              2002 vs. 2001
                                                          ------------------------------------------------------
                                                                           Increase (decrease)
                                                                                 due to
                                                          ------------------------------------------------------
                                                                Volume              Rate            Net
                                                          ------------------------------------------------------
     Interest income:
          Loans receivable, net                                         $(36)          $(682)          $(718)
          Mortgage-backed securities                                    (126)           (254)           (380)
          Investment securities                                           242           (348)           (106)
          Other interest-earning assets                                   984         (1,144)           (160)
                                                          ----------------------------------------------------
             Total interest-earning assets                              1,064         (2,428)         (1,364)
                                                          ====================================================

     Interest expense:
          Deposits                                                      1,490         (2,360)           (870)
          Advances from the FHLB and other borrowings                    (69)            (16)            (85)
                                                          ----------------------------------------------------
             Total interest-bearing liabilities                         1,421         (2,376)           (955)
                                                          ====================================================
     Net change in net interest income                                 $(357)           $(52)          $(409)
                                                          ====================================================

Total Interest Income. Total interest income decreased by $1.4 million or 11.5% to $10.5 million for the three months ended June 30, 2002 compared with the second quarter of 2001 primarily because of the consequences of a substantial decrease in market interest rates. Since the beginning of the first quarter of 2001, the Federal Reserve Board lowered the federal funds rate eleven times from 6.50% to 1.75%. Longer term market interest rates also decreased significantly. As a result, the Company's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans receivable were refinanced by borrowers at lower rates, or away from the Bank, resulting in large paydowns of higher yielding loans. In addition, the interest rates on the Company's adjustable rate loans adjusted downward. Thus, each component of the Company's earning assets produced less interest income because of declining market interest rates. In addition, the Company's cash and cash equivalents were significantly higher during the 2002 period, while the rate earned on these assets, the federal funds rate minus 25 basis points, was substantially lower during the 2002 period. At June 30, 2002 cash and cash equivalents totaled $72.6 million.

Total Interest Expense. Total interest expense decreased by $1.0 million or 14.2% to $5.8 million for the three-month period ended June 30, 2002. An increase in deposit interest expense due to an increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Company's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, during the fourth quarter of 2001 and the first half of 2002, the Company lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates, mainly the federal funds rate.

Non-interest income. Total non-interest income was $466,000 for the three-month period ended June 30, 2002 compared with $809,000 for the same period in 2001. The decrease is due to a $444,000 non-recurring gain on the sale of real estate which occurred during the second quarter of 2001, off-set in part by a $137,000 increase in the cash surrender value of bank-owned life insurance which was purchased during the third quarter of 2001.

Non-interest expense. Total non-interest expense decreased by $69,000 to $3.4 million for the three months ended June 30, 2002 compared to the same period in 2001. The decrease in non-interest expenses is largely attributable to a decrease in the other operating expense category in which loan servicing fees decreased by $24,000 due to a decrease in the amount of loans serviced by others, and service charges on bank accounts decreased by $35,000 because the Company began servicing customer accounts in-house using item processing and statement rendering capabilities installed during the first quarter of 2001. The Company's effective tax rate during the second quarter of 2002 was 23.0% compared with 26.1% during the second quarter of 2001. The decrease is due to the purchase of bank-owned life insurance during the third quarter of 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income. The Company recorded net income of $2,116,000, or $0.78 per diluted share, for the six months ended June 30, 2002 as compared to $2,946,000, or $1.12 per diluted share, for the six months ended June 30, 2001.

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

                                                                           Six months ended June 30,
                                                                 2002                                    2001
                                                    --------------------------------        -------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $366,435      $13,160         7.24%     $360,169      $14,313         8.01%
    Mortgage-backed securities.................     206,999        6,248         6.09%      224,934        7,348         6.59%
    Investment securities......................      48,921        1,152         4.75%       64,849        1,910         5.94%
    Other interest-earning assets(2)...........      59,225          480         1.63%       25,237          576         4.60%
                                                     ------          ---                     ------          ---
      Total interest-earning assets............     681,580       21,040         6.23%      675,189       24,147         7.21%
                                                                  ------                                  ------
Non interest-earning assets....................      34,922                                  26,712
                                                     ------                                  ------
      Total assets.............................    $716,502                                $701,901
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $428,105        5,537         2.61%     $401,938        7,168         3.60%
    Advances from the FHLB and other
               Borrowings......................     222,359        6,108         5.54%      237,994        6,656         5.64%
                                                    -------        -----                    -------        -----
      Total interest-bearing liabilities.......     650,464       11,645         3.61%      639,932       13,824         4.36%
                                                                  ------                                  ------
Non interest-bearing liabilities...............       7,536                                   8,275
                                                      -----                                   -----
      Total liabilities..........................   658,000                                 648,207
Stockholders' equity...........................      58,502                                  53,694
                                                     ------                                  ------
   Total liabilities and stockholders' equity....  $716,502                                $701,901
                                                   ========                                ========
Net interest income............................                   $9,395                                 $10,323
                                                                  ======                                 =======
Interest rate spread (3).......................                                  2.61%                                   2.86%
Net yield on interest-earning assets (4).......                                  2.78%                                   3.08%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    106%


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

                                                                            Six months ended
                                                                                June 30,
                                                                              2002 vs. 2001
                                                          --------------------------------------------------
                                                                           Increase (decrease)
                                                                                 due to
                                                          --------------------------------------------------
                                                                Volume             Rate             Net
                                                          --------------------------------------------------
     Interest income:
          Loans receivable, net                                          $674       $(1,827)        $(1,153)
          Mortgage-backed securities                                    (563)          (537)         (1,100)
          Investment securities                                         (417)          (341)           (758)
          Other interest-earning assets                                   948        (1,044)            (96)
                                                          ---------------------------------------------------
             Total interest-earning assets                                642        (3,749)         (3,107)
                                                          ===================================================

     Interest expense:
          Deposits                                                      1,209        (2,840)         (1,631)
          Advances from the FHLB and other borrowings                   (431)          (117)           (548)
                                                          ---------------------------------------------------
             Total interest-bearing liabilities                           778        (2,957)         (2,179)
                                                          ===================================================

     Net change in net interest income
                                                                       $(136)         $(792)          $(928)
                                                          ===================================================

Total Interest Income. Total interest income decreased by $3.1 million or 12.9% to $21.0 million for the six months ended June 30, 2002 compared with the first half of 2001 primarily because of the consequences of a substantial decrease in market interest rates. Since the beginning of the first quarter of 2001, the Federal Reserve Board lowered the federal funds rate eleven times from 6.50% to 1.75%. Longer term market interest rates also decreased significantly. As a result the Company's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans receivable were refinanced by borrowers at lower rates, or away from the Bank, resulting in large paydowns of higher yielding loans. In addition, the interest rates on the Company's adjustable rate loans adjusted downward. Thus, each component of the Company's earning assets produced less interest income because of declining market interest rates. In addition, the Company's cash and cash equivalents were significantly higher during the 2002 period, while the rate earned on these assets, the federal funds rate minus 25 basis points, was substantially lower during the 2002 period. At June 30, 2002 cash and cash equivalents totaled $72.6 million.

Total Interest Expense. Total interest expense decreased by $2.2 million or 15.8% to $11.6 million for the six-month period ended June 30, 2002. An increase in deposit interest expense due to an increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Company's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, during the fourth quarter of 2001 and the first half of 2002, the Company lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates, mainly the federal funds rate.

Non-interest income. Total non-interest income was $1,006,000 for the six-month period ended June 30, 2002 compared with $1,209,000 for the same period in 2001. The decrease is due to a $444,000 non-recurring gain on the sale of real estate which occurred during the second quarter of 2001, off-set in part by a $270,000 increase in the cash surrender value of bank-owned life insurance which was purchased during the third quarter of 2001.

Non-interest expense. Total non-interest expense decreased by $349,000 to $6.9 million for the six months ended June 30, 2002 compared to the same period in 2001. Compensation and benefits expense was reduced by a $93,000 reduction in pension expense caused by participants who had very high balances leaving the plan. Occupancy and equipment expense decreased in part because the Company sold one of its branch offices during the fourth quarter of 2001, and also because maintenance expenses were unusually high during the first quarter of 2001 due to inclement weather. Professional fees were lower during the first half of 2002 compared to the year earlier period mainly due to $60,000 of costs incurred during the first quarter of 2001 associated with the implementation of in-house item processing and statement rendering capabilities. The decrease in the other operating expense category is caused by decreased loan servicing fees which were lower by $48,000 due to a decrease in the amount of loans serviced by others, and decreased service charges on bank accounts which were lower by $99,000 because the Company began servicing customer accounts using the in-house item processing and statement rendering capabilities installed during the first quarter of 2001. The Company's effective tax rate during the first half of 2002 was 23.5% compared with 26.1% during the first half of 2001. The decrease is due to the purchase of bank-owned life insurance during the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during six-month period ended June 30, 2002 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2002, the Company had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $5.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $25.7 million.

Capital Requirements

The Bank is in compliance with all of its capital requirements as of June 30, 2002.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2002.

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

 ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                     Not applicable.

 ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     Not applicable.

 ITEM 5.             OTHER INFORMATION
                     None

 ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                     (a)     Exhibits

                             99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      (b)     Reports on Form 8-K
                              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TF FINANCIAL CORPORATION




                                      /s/ John R. Stranford
                                      ---------------------
Date:      August 9, 2002             John R. Stranford
    ---------------------
                                      President and CEO
                                      (Principal Executive Officer)


                                      /s/ Dennis R. Stewart
                                      ---------------------
Date:      August 9, 2002             Dennis R. Stewart
     --------------------
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)