Form 10-Q
period 2002-09-30
TF FINANCIAL CORP
filed 2002-11-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2002
                                ------------------------
                                            OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                 74-2705050
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. employer identification no.)
of incorporation or organization)


3 Penns Trail, Newtown, Pennsylvania                  18940
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code         215-579-4000
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common  stock as of the latest  practicable  date:  October  28, 2002
                                                               -----------------

                   Class                                 Outstanding
        ----------------------------                  ----------------
        $.10 par value common stock                   2,722,732 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX


                                                                               Page
                                                                              Number
                                                                              ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item     1.       Consolidated Financial Statements                               3
Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             9
Item     3.       Quantitative and Qualitative Disclosures about Market Risk     17
Item     4.       Controls and Procedures                                        17

PART II- OTHER INFORMATION

Item     1.       Legal Proceedings                                              18
Item     2.       Changes in Securities and Use of Proceeds                      18
Item     3.       Defaults Upon Senior Securities                                18
Item     4.       Submission of Matters to a Vote of Security Holders            18
Item     5.       Other Information                                              18
Item     6.       Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                       19
CERTIFICATIONS                                                                   20
EXHIBITS                                                                         22


                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                  Unaudited        Audited
                                                                                 September 30,   December 31,
                                                                                     2002            2001
                                                                                 ------------    -----------
                                Assets
Cash and cash equivalents                                                           $101,968       $ 69,139
Certificates of deposit in other financial institutions                                  199            194
Investment securities available for sale - at fair value                              27,529         22,671
Investment securities held to maturity (fair value of $15,210 and $9,830,
    respectively)                                                                     14,581          9,866
Mortgage-backed securities available for sale - at fair value                        129,898         99,763
Mortgage-backed securities held to maturity (fair value of $67,435 and
    $94,735, respectively)                                                            64,552         93,367
Loans receivable, net                                                                349,611        377,635
Federal Home Loan Bank stock - at cost                                                11,118         11,368
Accrued interest receivable                                                            3,935          4,154
Core deposit intangible, net                                                             601            775
Goodwill, net                                                                          4,324          4,324
Premises and equipment, net                                                            6,882          7,484
Other assets                                                                          10,948         10,464
                                                                                    --------       --------
                                Total assets                                        $726,146       $711,204
                                                                                    ========       ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                         $438,122       $422,052
   Advances from the Federal Home Loan Bank                                          217,359        222,359
   Advances from borrowers for taxes and insurance                                       897          1,241
   Accrued interest payable                                                            3,876          3,762
   Other liabilities                                                                   3,534          3,815
                                                                                    --------       --------
                                Total liabilities                                    663,788        653,229
                                                                                    --------       --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock,  $0.10  par  value;  10,000,000  shares  authorized,  5,290,000 issued;  2,479,547 and 2,465,986 shares outstanding at September 30, 2002 and December 31, 2001, net of treasury shares of $2,567,268 and
       $2,571,712, respectively.                                                         529            529
   Retained earnings                                                                  58,915         56,370
   Additional paid-in capital                                                         51,608         51,652
   Unearned ESOP shares                                                               (2,431)        (2,523)
   Treasury stock - at cost                                                          (48,809)       (48,838)
   Accumulated other comprehensive income                                              2,546            785
                                                                                    --------       --------
                                Total stockholders' equity                            62,358         57,975
                                                                                    --------       --------

Total liabilities and stockholders' equity                                          $726,146       $711,204
                                                                                    ========       ========


                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                           For three months       For nine months
                                                                          ended September 30,   ended September 30,
                                                                          -------------------   -------------------
                                                                            2002        2001       2002       2001
                                                                            ----        ----       ----       ----

Interest income
   Loans                                                                   $ 6,238     $ 7,042    $19,398    $21,355
   Mortgage-backed securities                                                2,872       3,322      9,120     10,670
   Investment securities                                                       608         542      1,760      2,452
   Interest bearing deposits and other                                         320         564        800      1,140
                                                                           -------     -------    -------    -------
       Total interest income                                                10,038      11,470     31,078     35,617
                                                                           -------     -------    -------    -------
Interest expense
   Deposits                                                                  2,565       3,548      8,102     10,716
   Advances from the Federal Home Loan Bank and other borrowings             3,059       3,105      9,167      9,761
                                                                           -------     -------    -------    -------
       Total interest expense                                                5,624       6,653     17,269     20,477
                                                                           -------     -------    -------    -------
       Net interest income                                                   4,414       4,817     13,809     15,140
Provision for loan losses                                                      150         124        838        373
                                                                           -------     -------    -------    -------
       Net interest income after provision for loan losses                   4,264       4,693     12,971     14,767
                                                                           -------     -------    -------    -------

Non-interest income
   Service fees, charges and other operating income                            433         419      1,179      1,189
   Bank-owned life insurance                                                   130          43        390         43
   Gains on sale of loans and securities available for sale                    419          12        419          7
   Gains on sale of real estate                                                  -           -          -        444
                                                                           -------     -------    -------    -------
       Total non-interest income                                               982         474      1,988      1,683
                                                                           -------     -------    -------    -------
Non-interest expense
   Compensation and benefits                                                 1,945       1,965      5,790      5,801
   Occupancy and equipment                                                     570         622      1,724      1,847
   Federal deposit insurance premium                                            18          18         56         57
   Professional fees                                                           119         128        304        445
   Amortization of core deposit intangible                                      58          69        174        207
   Amortization of goodwill                                                      -         111          -        333
   Advertising                                                                 110         129        330        381
   Other operating                                                             613         585      1,781      1,853
                                                                           -------     -------    -------    -------
       Total non-interest expense                                            3,433       3,627     10,159     10,924
                                                                           -------     -------    -------    -------
       Income before income taxes                                            1,813       1,540      4,800      5,526
Income taxes                                                                   438         389      1,145      1,429
                                                                           -------     -------    -------    -------
       Net income                                                          $ 1,375     $ 1,151    $ 3,655    $ 4,097
                                                                           =======     =======    =======    =======

Basic earnings per share                                                     $0.55       $0.47      $1.48      $1.66
Diluted earnings per share                                                   $0.51       $0.43      $1.34      $1.54
Weighted average number of shares outstanding - basic                        2,478       2,462      2,471      2,466
Weighted average number of shares outstanding - diluted                      2,716       2,703      2,725      2,663


                 See notes to consolidated financial statements
                                       4

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the nine months ended
                                                                                             September 30,
                                                                                             -------------
                                                                                           2002          2001
                                                                                           ----          ----
Cash flows from operating activities
Net income                                                                                 $3,655       $4,097
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                        10           10
         Deferred loan origination fees                                                      (198)         (61)
         Premiums and discounts on investment securities, net                                  93           13
         Premiums and discounts on mortgage-backed securities and loans, net                  417         (152)
         Amortization of goodwill and core deposit intangible                                 174          540
Provision for loan losses                                                                     838          383
Depreciation of premises and equipment                                                        760          649
Gain on sale of premises and equipment                                                          -         (444)
Recognition of ESOP and MSBP expenses                                                         204          178
Gain on sales of real estate acquired through foreclosure                                     (60)         (19)
Gain on sale of loans and securities available for sale                                      (419)          (7)
Increase in surrender value of bank-owned life insurance                                     (390)         (43)
Decrease in:
         Accrued interest receivable                                                          219        1,647
         Other assets                                                                         715          838
Increase (decrease) in:
         Accrued interest payable                                                             114          538
         Other liabilities                                                                 (1,188)      (1,451)
                                                                                           ------      -------
         Net cash provided by operating activities                                          4,944        6,716
                                                                                           ------      -------

Cash flows  from investing activities
Loan originations and principal payments on loans, net                                     54,305       34,396
Purchases of loans                                                                        (27,188)     (29,341)
Proceeds from loan sales                                                                        -        1,480
Proceeds from sale of mortgage-backed securities available for sale                        17,427        4,309
Proceeds from sale of investment securities available for sale                                  -          507
Purchases of mortgage-backed securities held to maturity                                   (1,139)           -
Purchases of mortgage-backed securities available for sale                                (67,997)      (8,464)
Purchase of investment securities available for sale                                       (6,453)      (4,057)
Purchase of investment securities held to maturity                                         (6,821)           -
Proceeds from maturities of investment securities held to maturity                          2,060       51,233
Proceeds from maturities of investment securities available for sale                        2,000       15,500
Principal repayments from mortgage-backed securities held to maturity                      29,843       28,009
Principal repayments from mortgage-backed securities available for sale                    22,762       14,935
Purchases and maturities of certificates of deposit in other financial
         institutions, net                                                                     (5)           -
Purchases and redemptions of Federal Home Loan Bank stock, net                                250        1,674
Proceeds from sales of real estate acquired through foreclosure                               275          134
Proceeds from sale of premises and equipment                                                    -        1,784
Purchase of real estate held for investment                                                  (765)           -
Purchase of premises and equipment                                                           (158)        (119)
Purchase of Bank-owned life insurance                                                           -       (9,000)
                                                                                           ------      -------
         Net cash provided by investing activities                                         18,396      102,980
                                                                                           ------      -------


                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                         For the nine months ended
                                                                                September 30,
                                                                                -------------
                                                                             2002          2001
                                                                             ----          ----

Cash flows from financing activities
Net increase in deposits                                                      16,070       15,223
Net decrease in advances from Federal Home Loan Bank                          (5,000)     (22,500)
Net decrease in other borrowings                                                   -      (14,962)
Net decrease in advances from borrowers for taxes and insurance                 (344)        (387)
Exercise of stock options                                                        249          256
Purchase of treasury stock, net                                                 (376)        (998)
Common stock cash dividend                                                    (1,110)      (1,099)
                                                                            --------      -------
         Net cash provided by (used in) financing activities                   9,489      (24,467)
                                                                            --------      -------

         Net increase in cash and cash equivalents                            32,829       85,229

Cash and cash equivalents at beginning of period                              69,139       10,618
                                                                            --------      -------

Cash and cash equivalents at end of period                                  $101,968      $95,847
                                                                            ========      =======

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                  $ 17,155      $19,939
         Income taxes                                                       $  1,600      $ 1,595
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure   $    269      $     -



                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of September 30, 2002 (unaudited) and December 31, 2001 and for the three-month and nine-month periods ended September 30, 2002 and 2001 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 3 - CONTINGENCIES

         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended September 30, 2002 and 2001 was $1,682,000 and $2,180,000, net of
         applicable income tax of $596,000 and $919,000, respectively. Total comprehensive income for the nine-month periods ended September 30, 2002 and 2001 was $5,416,000 and $5,700,000, net of applicable income tax of $2,052,000 and $2,255,000, respectively.

NOTE 5-  RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 6- NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of these statements did not have a material impact on the financial condition or results of operations of the Company.

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

          On October 1, 2002 the FASB issued SFAS No. 147,"Acquisitions of Certain Financial Institutions." Except for transactions between two or more mutual enterprises, SFAS No. 147 removes the acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired ("SFAS 72 Goodwill") as an unidentifiable intangible no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include within its scope long-term customer relationship intangible assets of financial institutions such as depositor-relationship intangible assets. Consequently, those intangible assets are subject to undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions. Finally, SFAS No. 147 provides that branch acquisitions that meet the definition of a business should be accounted for as a business combination. SFAS No. 147 is effective October 1, 2002, although earlier application is permitted. The Company has elected to apply SFAS No. 147 as of January 1, 2002.

          The Company had $4,324,000 of SFAS 72 Goodwill at December 31, 2001 related to a 1996 branch acquisition that management of the Company has concluded was a business combination. In accordance with the provisions of SFAS No. 147, as of July 1, 2002 the Company has restated its financial information to remove the amortization of goodwill from the Unaudited Consolidated Statement of Earnings retroactive to January 1, 2002. Accordingly, net income for the quarterly periods ended March 31, 2002 and June 30, 2002 is restated to $1,285,000 and $995,000, respectively. In addition, the Company will test the goodwill for impairment prior to its fiscal year ending December 31, 2002. No impairment has been previously recognized.

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

Financial Condition

The Company's total assets at September 30, 2002 and December 31, 2001 were $726.1 million and $711.2 million, respectively, an increase of $14.9 million, or 2.1%, during the nine-month period. The increase in total assets was primarily the result of deposit growth that was first used to repay advances from the Federal Home Loan Bank and then invested in interest-earning assets. Cash and cash equivalents increased by $32.8 million. Investment securities increased by $9.6 million due to the purchase of $13.3 million of such securities. Mortgage-backed securities available for sale increased by $30.1 million as $68.0 million in purchases of such securities more than off-set the principal paydowns received from these securities. Mortgage-backed securities held to maturity decreased by $28.8 million due to the high rate of prepayments of the mortgages underlying these pass-through securities. Similarly, high prepayments of existing mortgages in the loans receivable portfolio more than off-set new loans closed and purchased, causing a net decrease of $28.0 million in loans receivable.

Total liabilities increased by $10.6 million due to $16.1 million in deposit growth, less $5.0 million in advances from the Federal Home Loan Bank, which were repaid as they matured. Non-interest bearing demand deposits grew by $1.2 million while interest-bearing checking accounts increased by $1.6 million. Savings and money market accounts grew by $11.2 million and certificates of deposit increased by $2.1 million.

Total consolidated stockholders' equity of the Company was $62.4 million or 8.59% of total assets at September 30, 2002, compared to $58.0 million or 8.15% of assets at December 31, 2001. During the first nine months of 2002 the Company repurchased 16,894 shares of its common stock and issued 21,338 shares pursuant to the exercise of stock options. As of September 30, 2002, there were approximately 114,000 shares available for repurchase under a previously announced share repurchase plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

 During the third quarter of 2002, the Company's provision for loan and lease losses was $150,000 compared with $124,000 during the third quarter of 2001. The Company has not experienced any significant deterioration in its asset quality during the third quarter of 2002, nor has the Company experienced any significant change in the composition of its non-performing assets during such period.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):
<
                                                      September 30, December 31,
                                                      ------------- ------------
                                                          2002         2001
                                                          ----         ----
Non-performing loans                                     $3,275       $3,776
Ratio of non-performing loans to gross loans              0.93%        0.99%
Ratio of non-performing loans to total assets             0.45%        0.53%
Foreclosed property                                      $   84       $   40
Foreclosed property to total assets                       0.01%        0.01%
Ratio of total non-performing assets to total assets      0.46%        0.54%

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
                                              2002           2001
                                              ----           ----
Beginning balance, January 1,               $1,972         $1,714
Provision                                      838            249
Less: charge-off's (recoveries), net           850            155
                                            ------         ------
Ending balance, September 30,               $1,960         $1,808
                                            ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income. The Company recorded net income of $1,375,000, or $0.51 per diluted share, for the three months ended September 30, 2002 as compared to $1,151,000, or $0.43 per diluted share, for the three months ended September 30, 2001.

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

                                                                       Three months ended September 30,
                                                                       --------------------------------
                                                                 2002                                    2001
                                                    ----------------------------------      ----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $348,675      $ 6,238         7.10%     $361,960      $ 7,042         7.72%
    Mortgage-backed securities.................     205,729        2,872         5.54%      205,605        3,322         6.41%
    Investment securities......................      54,051          608         4.46%       34,769          542         6.18%
    Other interest-earning assets(2)...........      80,811          320         1.57%       66,116          564         3.38%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     689,266       10,038         5.78%      668,450       11,470         6.81%
                                                                 -------                                 -------
Non interest-earning assets....................      34,176                                  28,862
                                                   --------                                --------
      Total assets.............................    $723,442                                $697,312
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $436,272        2,565         2.33%     $411,985        3,548         3.42%
    Advances from the FHLB and other
               Borrowings......................     218,989        3,059         5.54%      222,368        3,105         5.54%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities.......     655,261        5,624         3.41%      634,353        6,653         4.16%
                                                                 -------                                 -------
Non interest-bearing liabilities...............       6,908                                   7,414
                                                   --------                                --------
      Total liabilities........................     662,169                                 641,767
Stockholders' equity...........................      61,273                                  55,545
                                                   --------                                --------
      Total liabilities and stockholders' equity   $723,442                                $697,312
                                                   ========                                ========
Net interest income............................                  $ 4,414                                  $4,817
                                                                 =======                                  ======
Interest rate spread (3).......................                                  2.37%                                   2.65%
Net yield on interest-earning assets (4).......                                  2.54%                                   2.86%
Ratio of average interest-earning assets to
   average interest bering liabilities.........                                   105%                                    105%

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

                                                                          Three months ended
                                                                             September 30,
                                                                             2002 vs. 2001
                                                           ----------------------------------------------
                                                                          Increase (decrease)
                                                                                due to
                                                           ----------------------------------------------
                                                                Volume              Rate             Net
                                                           ----------------------------------------------
     Interest income:
          Loans receivable, net                                  $ (252)         $  (552)        $  (804)
          Mortgage-backed securities                                 14             (464)           (450)
          Investment securities                                     841             (775)             66
          Other interest-earning assets                             631             (875)           (244)
                                                           ---------------------------------------------
             Total interest-earning assets                        1,234           (2,666)         (1,432)
                                                           =============================================

     Interest expense:
          Deposits                                                1,246           (2,229)           (983)
          Advances from the FHLB and other borrowings               (54)               8             (46)
                                                           -----------------------------------------------
             Total interest-bearing liabilities                   1,192           (2,221)         (1,029)
                                                           ===============================================

     Net change in net interest income                           $   42          $  (445)        $  (403)
                                                           ===============================================

Total Interest Income. Total interest income decreased by $1.4 million or 12.5% to $10.0 million for the three months ended September 30, 2002 compared with the third quarter of 2001 primarily because of the consequences of a substantial decrease in market interest rates. Since the beginning of the first quarter of 2001, the Federal Reserve Board lowered the federal funds rate eleven times from 6.50% to 1.75%. Longer term market interest rates also decreased significantly. As a result, the Company's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans receivable were refinanced by borrowers at lower rates, or away from the Bank, resulting in large paydowns of higher yielding loans. In addition, the interest rates on the Company's adjustable rate loans adjusted downward. Thus, each component of the Company's earning assets produced less interest income because of declining market interest rates. In addition, the repayment of these mortgage-related assets produced cash and cash equivalents in amounts greater than the Corporation was able to reinvest back into longer-term, higher-yielding assets; thus, the Company's cash and cash equivalents were significantly higher during the 2002 period, while the rate earned on these assets, the federal funds rate minus 25 basis points, was substantially lower during the 2002 period. At September 30, 2002 cash and cash equivalents totaled $102.0 million or 14.0% of total assets.

Total Interest Expense. Total interest expense decreased by $1.0 million or 15.5% to $5.6 million for the three-month period ended September 30, 2002. An increase in deposit interest expense due to an increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Company's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, during the fourth quarter of 2001 and the first nine months of 2002, the

Company lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates, mainly the federal funds rate.

Non-interest income. Total non-interest income was $982,000 for the three-month period ended September 30, 2002 compared with $474,000 for the same period in 2001. The increase is due to $419,000 in gains on sales of securities and an $87,000 increase in income from the Corporation's bank-owned life insurance which was purchased during August 2001.

Non-interest expense. Total non-interest expense decreased by $194,000 to $3.4 million for the three months ended September 30, 2002 compared to the same period in 2001. The decrease in non-interest expenses is largely attributable to the elimination of $111,000 in amortization of goodwill. Please refer to Note 6 of the Notes to Unaudited Consolidated Financial Statements for an explanation. The Company's effective tax rate during the third quarter of 2002 was 24.2% compared with 25.3% during the third quarter of 2001. The decrease is due to the purchase of bank-owned life insurance during August 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income. The Company recorded net income of $3,655,000, or $1.34 per diluted share, for the nine months ended September 30, 2002 as compared to $4,097,000, or $1.54 per diluted share, for the nine months ended September 30, 2001.

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

                                                                        Nine months ended September 30,
                                                                           Three Months Ended March,
                                                                 2002                                    2001
                                                    --------------------------------        -------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $360,215      $19,398         7.20%     $360,781      $21,355         7.91%
    Mortgage-backed securities.................     206,506        9,120         5.90%      218,401       10,670         6.53%
    Investment securities......................      50,650        1,760         4.65%       54,614        2,452         6.00%
    Other interest-earning assets(2)...........      66,499          800         1.61%       39,088        1,140         3.90%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     683,870       31,078         6.08%      672,884       35,617         7.08%
                                                                 -------                                 -------
Non interest-earning assets....................      34,890                                  27,432
                                                   --------                                --------
      Total assets.............................    $718,760                                $700,316
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $430,857        8,102         2.51%     $405,332       10,716         3.53%
    Advances from the FHLB and
          other Borrowings.....................     221,223        9,167         5.54%      232,679        9,761         5.61%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities.......     652,080       17,269         3.54%      638,011       20,477         4.29%
                                                                 -------                                 -------
Non interest-bearing liabilities...............       7,340                                   7,986
                                                   --------                                --------
      Total liabilities........................     659,420                                 645,997
Stockholders' equity...........................      59,340                                  54,319
                                                   --------                                --------
   Total liabilities and stockholders' equity..    $718,760                                $700,316
                                                   ========                                ========
Net interest income............................                  $13,809                                 $15,140
                                                                 =======                                 =======
Interest rate spread (3).......................                                  2.54%                                   2.79%
Net yield on interest-earning assets (4).......                                  2.70%                                   3.01%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    105%


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

                                                              Nine months ended
                                                                September 30,
                                                                2002 vs. 2001
                                                      ------------------------------------------
                                                             Increase (decrease)
                                                                   due to
                                                      ------------------------------------------
                                                         Volume           Rate            Net
                                                      ------------------------------------------
     Interest income:
          Loans receivable, net                          $ (33)         $(1,924)        $(1,957)
          Mortgage-backed securities                      (561)            (989)         (1,550)
          Investment securities                           (168)            (524)           (692)
          Other interest-earning assets                    790           (1,130)           (340)
                                                      -----------------------------------------
             Total interest-earning assets                  28           (4,567)         (4,539)
                                                      =========================================

     Interest expense:
          Deposits                                       1,013           (3,627)         (2,614)
          Advances from the FHLB and other borrowings     (476)            (118)           (594)
                                                      -----------------------------------------
             Total interest-bearing liabilities            537           (3,745)         (3,208)
                                                      =========================================

     Net change in net interest income                   $(509)         $  (822)        $(1,331)
                                                      =========================================

Total Interest Income. Total interest income decreased by $4.5 million or 12.7% to $31.1 million for the nine months ended September 30, 2002 compared with the first nine months of 2001 primarily because of the consequences of a substantial decrease in market interest rates. Since the beginning of the first quarter of 2001, the Federal Reserve Board lowered the federal funds rate eleven times from 6.50% to 1.75%. Longer term market interest rates also decreased significantly. As a result the Company's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans receivable were refinanced by borrowers at lower rates, or away from the Bank, resulting in large paydowns of higher yielding loans. In addition, the interest rates on the Company's adjustable rate loans adjusted downward. Thus, each component of the Company's earning assets produced less interest income because of declining market interest rates. In addition, the repayment of these mortgage-related assets produced cash and cash equivalents in amounts greater than the Corporation was able to reinvest back into longer-term, higher-yielding assets; thus, the Company's cash and cash equivalents were significantly higher during the 2002 period, while the rate earned on these assets, the federal funds rate minus 25 basis points, was substantially lower during the 2002 period. At September 30, 2002 cash and cash equivalents totaled $102.0 million or 14.0% of total assets.

Total Interest Expense. Total interest expense decreased by $1.3 million or 15.7% to $17.3 million for the nine-month period ended September 30, 2002. An increase in deposit interest expense due to an increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Company's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, during the fourth quarter of 2001 and the first nine months of 2002, the Company lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates, mainly the federal funds rate.

Non-interest income. Total non-interest income was $1,988,000 for the nine-month period ended September 30, 2002 compared with $1,683,000 for the same period in 2001. The net increase is due to $419,000 in gains on sales of securities during the third quarter of 2002 and a $347,000 increase in income from the Corporation's bank-owned life insurance which was purchased during August 2001, off-set in part by $444,000 non-recurring gain on the sale of real estate which occurred during the second quarter of 2001.

Non-interest expense. Total non-interest expense decreased by $765,000 to $10.2 million for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in non-interest expenses is largely attributable to the elimination of $333,000 in amortization of goodwill. Please refer to Note 6 of the Notes to Unaudited Consolidated Financial Statements for an explanation. Occupancy and equipment expense decreased in part because the Company sold one of its branch offices during the fourth quarter of 2001, and also because maintenance expenses were unusually high during the first quarter of 2001 due to inclement weather. Professional fees were lower during the first nine months of 2002 compared to the year earlier period mainly due to $60,000 of costs incurred during the first quarter of 2001 associated with the implementation of in-house item processing and statement rendering capabilities. The decrease in the other operating expense category is caused by decreased loan servicing fees which were lower by $73,000 due to a decrease in the amount of loans serviced by others, and decreased deposit account servicing charges, net of a related increase in postage expense, which were lower by $89,000 because the Company began servicing customer accounts using in-house item processing and statement rendering capabilities installed during the first quarter of 2001. The Company's effective tax rate during the first nine months of 2002 was 23.9% compared with 25.9% during the first nine months of 2001. The decrease is due to the purchase of bank-owned life insurance during August 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during nine-month period ended September 30, 2002 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2002, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate or purchase loans of $31.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $27.1 million.

Capital Requirements

The Bank is in compliance with all of its capital requirements as of September 30, 2002.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2002.


CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report and have concluded that such controls and procedures ensured that material information was made known to them, particularly during the period in which this report was being prepared.

Internal Controls

The Certifying Officers have concluded that there were no significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data; nor have there been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                      TF FINANCIAL CORPORATION




                                      /s/ John R. Stranford
                                      ---------------------
Date:      November 13, 2002          John R. Stranford
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Dennis R. Stewart
                                      ---------------------
Date:      November 13, 2002          Dennis R. Stewart
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John R. Stranford, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TF Financial Corporation (Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated  the
effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      /s/ John R. Stranford
                                      ---------------------
Date:      November 13, 2002          John R. Stranford
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis R. Stewart, Senior Vive President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TF Financial Corporation (Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Dennis R. Stewart
                                      ---------------------
Date:      November 13, 2002          Dennis R. Stewart
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)