Form 10-K
period 2002-12-31
TF FINANCIAL CORP
filed 2003-03-28
CIK 921051

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

For the fiscal year ended      December 31, 2002
                               -----------------
                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
                         Commission file number: 0-24168
                                                 -------

                            TF FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        74-2705050
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


  3 Penns Trail, Newtown, Pennsylvania                       18940
  ------------------------------------                       -----
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:     (215) 579-4000
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                              --------
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is an accelerated filer as defined
in Exchange Act Rule 12b-2.  YES       NO   X
                                 ---       ---

         The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock as quoted on the Nasdaq System on June 28, 2002 was $46.9 million.

         As of March 17, 2003 there were outstanding 2,728,282 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Business
-----------------

                             BUSINESS OF THE COMPANY

         On July 13, 1994, the Company consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Savings Bank (the "Bank") as part of the Bank's mutual-to-stock conversion. The Company was incorporated under Delaware law in March 1994. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company does not transact any material business other than through its direct and indirect subsidiaries:
Third Federal Savings Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2002, the Company had total assets of $721 million, total liabilities of $658 million and stockholders' equity of $63 million.

BUSINESS OF THE BANK

         The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association. The Bank's deposits are insured up to the maximum amount allowable by the FDIC.

         The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2002 the Bank operated thirteen branch offices in Bucks and Philadelphia counties, Pennsylvania and in Mercer County, New Jersey. The Bank's fourteenth branch office is located in the Northern Liberties section of Philadelphia and opened during March 2003.

         The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 2002, one- to four-family residential mortgage loans totaled $228 million or 61% of the Bank's total loan portfolio. At that same date, the Bank had approximately $170 million or 24% of total assets invested in mortgage-backed securities and $42 million or 6% of total assets in investment securities. To a lesser extent, the Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has one subsidiary, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank.

Market Area

         The Bank operates six offices in Philadelphia County and five offices in Bucks County, Pennsylvania. These two counties cover the city of Philadelphia and the northeast suburbs of Philadelphia. The population of these two counties totals over 2.1 million. The Bank also operates three branch offices in Mercer County, New Jersey, which has a population of approximately 354,000. The population of Bucks and Mercer Counties has experienced distinctly different economic and demographic trends over recent decades. Whereas Philadelphia County has experienced a population decline and has offered limited opportunities, Bucks and Mercer Counties, with growing populations, have offered the Bank much greater opportunities.

Competition

         The Bank faces varying degrees of competition from local thrifts and credit unions at its various branch locations. Stronger competition has come from local and much larger regional banks based in and around the Philadelphia area. Commercial banks hold approximately 75% of the deposit market in Philadelphia County, 65% in Bucks County and 66% in Mercer County. The Bank's share of the deposit market in Philadelphia, Bucks and Mercer Counties is very small, at .20%, 1.57% and 1.23%, respectively.

Lending Activities

         General. The Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 2002, the Bank's mortgage loans outstanding were $251 million, of which $228 million were secured by first mortgages on one- to four-family residential property. Of the one- to four-family residential mortgage loans outstanding at that date, 27% were ARM's and 73% were fixed-rate loans. Total ARM loans in the Bank's portfolio at December 31, 2002, amounted to $145 million or 39% of total loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $85 million and $12 million, respectively.

         Consumer and other loans held by the Bank totaled $46 million or 12% of total loans outstanding at December 31, 2002, of which $25 million or 55% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $8 million, $2 million and $10 million, respectively.

         The following tables set forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                         At December 31,
                                   ------------------------------------------------------------------------------------------------
                                        2002               2001              2000                   1999                1998
                                   ----------------   ----------------   -----------------   -------------------   ----------------
                                           Percent           Percent             Percent               Percent            Percent
                                   Amount  of Total   Amount  of Total   Amount   of Total     Amount   of Total    Amount of Total
                                   ------  --------   ------  --------   ------   --------     ------   --------    ------ --------
                                                                      (Dollars in thousands)
Loans:
 Mortgage loans................
  One- to four-family..........  $227,953    61.33% $222,016    58.42% $211,065      57.89%  $168,057     58.00%  $152,819   62.93%
  Commercial real estate and
   multi-family................    85,493    23.00    93,572    24.62    77,486      21.25     65,346     22.55     55,208   22.73
  Construction.................    12,026     3.23     9,824     2.59    13,950       3.82     12,074      4.16      5,352    2.20
                                 --------   ------  --------   ------  --------     ------   --------    ------   --------  ------
       Total mortgage loans....   325,472    87.56   325,412    85.63   302,501      82.96    245,477     84.71    213,379   87.86
Consumer and other loans:
  Home equity and second
    mortgage...................    25,480     6.87    25,640     6.75    20,887       5.73     16,816      5.81     12,995    5.35
  Commercial business..........     8,005     2.15     9,285     2.44    14,630       4.01      9,339      3.22      6,666    2.74
  Leases.......................     2,246     0.60     3,544     0.93     3,493       0.96      3,195      1.10      2,305    0.95
  Other........................    10,490     2.82    16,154     4.25    23,113       6.34     14,945      5.16      7,521    3.10
                                 --------   ------  --------   ------  --------     ------   --------    ------   --------  ------
       Total consumer and other
         loans.................    46,221    12.44    54,623    14.37    62,123      17.04     44,295     15.29     29,487   12.14
                                 --------   ------  --------   ------  --------     ------   --------    ------   --------  ------
       Total loans.............   371,693   100.00%  380,035   100.00%  364,624     100.00%   289,772    100.00%   242,866  100.00%
                                 --------   ======  --------   ======  --------     ======   --------    ======   --------  ======
Less:
  Unearned discount,( premium),
    deferred loan fees, net....      (446)               428              1,104                   124                  116
  Allowance for loan losses....     2,047              1,972              1,714                 1,917                1,909
                                 --------           --------           --------              --------             --------
      Total loans, net.........  $370,092           $377,635           $361,806              $287,979             $240,841
                                 ========           ========           ========              ========             ========

                                        5

                                                                         At December 31,
                                   ------------------------------------------------------------------------------------------------
                                        2002              2001            2000                  1999               1998
                                   ----------------  ---------------- -----------------  -----------------  ------------------
                                           Percent           Percent           Percent            Percent             Percent
                                   Amount  of Total  Amount  of Total Amount   of Total    Amount of Total   Amount   of Total
                                   ------  --------  ------  -------- ------   --------  -------- --------  -------   --------
                                                                      (Dollars in thousands)


Mortgage-backed securities
  held-to-maturity:
  FHLMC........................ $ 21,870     40.10% $35,000    37.50%  $ 45,971    34.03% $ 52,625   32.91%   $ 47,239     26.10%
  FNMA.........................   11,781     21.60   15,739    16.90     20,756    15.36    24,983   15.63      12,726      7.03
  GNMA.........................   18,278     33.40   29,877    32.00     41,090    30.41    46,651   29.18      56,318     31.12
  Real estate investment
    mortgage conduit...........    2,519      4.60   12,550    13.40     27,043    20.02    35,271   22.06      64,180     35.47
  Other mortgage-backed
    securities.................      144      0.30      201     0.20        282     0.18       358    0.22         501      0.28
                                --------    ------  -------   ------   --------   ------  --------  ------    --------    ------
    Total mortgage-backed and
      related securities
      held-to-maturity......... $ 54,592    100.00% $93,367   100.00%  $135,142   100.00% $159,888  100.00%   $180,964    100.00%
                                ========    ======  =======   ======   ========   ======  ========  ======    ========    ======

Mortgage-backed securities
    available-for-sale:
    FHLMC...................... $    699      0.60% $ 1,108     1.10%  $  1,431    1.46%  $  7,233    5.46%   $ 13,214     17.55%
    FNMA.......................   11,878     10.30   22,459    22.50     25,679    26.23    27,963   21.10      32,178     42.74
    GNMA.......................       --        --    5,515     5.50      7,561     7.72     8,338    6.29      10,284     13.66
    Real estate investment
      mortgage conduit.........  102,666     89.10   70,681    70.90     63,243    64.59    88,981   67.15      19,609     26.05
                                --------    ------  -------   ------   --------   ------  --------  ------    --------    ------
      Total mortgage-backed
        and related securities
        available-for-sale..... $115,243    100.00% $99,763   100.00%  $ 97,914   100.00% $132,515  100.00%   $ 75,285    100.00%
                                ========    ======  =======   ======   ========   ======  ========  ======    ========    ======

         Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in the Bank's loan and mortgage- backed securities portfolios based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2003, are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.

                                                   Due 1/1/03 -     Due 1/1/04 -  Due After
                                                    12/31/03         12/31/07     12/31/07
                                                    --------         --------     --------
                                                                  (In thousands)
Available for sale:
  Mortgage-backed securities..................       $    24         $ 4,693       $110,526

Held to Maturity:
  One-to-four family..........................         1,296          14,035        212,622
  Commercial real estate and multi-family.....         2,630          25,589         57,274
  Construction................................        12,026              --             --
  Consumer and other..........................         7,081          16,347         22,793
                                                     -------         -------       --------
  Total loans receivable......................        23,033          55,971        242,689
  Mortgage-backed securities..................            62           2,897         51,633
                                                     -------         -------       --------
  Totals......................................       $23,095         $58,868       $344,322
                                                     =======         =======       ========


         The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2003, which have predetermined interest rates and which have floating or adjustable interest rates.


                                             Predetermined       Floating or
                                                 Rates         Adjustable Rate
                                                 -----         ---------------
                                                       (In thousands)
Available for sale:
  Mortgage-backed securities.................  $115,219           $     --
                                               --------           --------
  Totals.....................................  $115,219           $     --
                                               ========           ========

Held to Maturity:
  One-to-four family.........................  $165,283           $ 61,374
  Commercial real estate and multi-family....    26,602             56,261
  Construction...............................        --                 --
  Consumer and other.........................    30,349              8,791
                                               --------           --------
  Total loans receivable.....................   222,234            126,426
  Mortgage-backed securities.................    54,295                235
                                               --------           --------
  Totals.....................................  $276,529           $126,661
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

         The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank's standard underwriting guideline for fixed- rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. While it does not presently do so, the Bank has in the past sold a portion of its conforming fixed- rate mortgage loans in the secondary market to FHLMC and FNMA while retaining the servicing rights on certain loans. The Bank, however, is primarily a portfolio lender. As of December 31, 2002, the Bank's portfolio of loans serviced for FHLMC or FNMA totaled approximately $4 million.

         Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan. Currently, it is the Bank's philosophy to originate commercial real estate and multi- family loans only to borrowers known to the Bank and on properties in its market area. The commercial real estate and multi-family loans in the Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates for terms of up to 25 years. The Bank's current policy is to originate commercial real estate and multi-family loans as ARM's that are generally amortized over a period of 20 years or as balloon loans which generally have terms of 5 to 10 years, with 20-25 year amortization.

         Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 2002, the five largest commercial real estate and multi-family loans totaled $18.3 million with no single loan larger than $4.4 million. At December 31, 2002, all such loans were current and the properties securing such loans are in the Bank's market area.

         Construction Loans. At December 31, 2002, the Bank had $12 million of construction loans or 3% of the Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer and Other Loans. The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $46 million or 12% of the Bank's total loan portfolio at December 31, 2002. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

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

         The Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 2002, $245,000 or 0.7% of the Bank's consumer loans were delinquent more than 90 days.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

         The Bank offers second mortgage loans on one- to four-family residences. At December 31, 2002, second mortgage and home equity loans totaled $25 million, or 7% of the Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residential loans.

         The Bank makes commercial business loans on a secured basis and generally requires additional collateral consisting of real estate. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At
December 31, 2002, the Bank had approximately $8 million outstanding in commercial business loans, which represented approximately 2% of its total loan portfolio.

         Prior to 2002 the Bank purchased commercial leases; however, the Bank no longer engages in this activity. These lessees are generally small medical practitioners located throughout the United States. The average lease is less than $100,000 and the servicing for such leases had been retained by the lessor/seller. During 2002 the Bank took control of the servicing due to a default by the seller/servicer. At December 31, 2002 the purchased lease portfolio totaled $2 million or 0.6% of total assets.

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

         Loans to One Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $7.6 million as of December 31, 2002.

         At December 31, 2002, the Bank's five largest aggregate lending relationships had balances ranging from $3.6 to $5.3 million. At December 31, 2002, all of these loans were current.

Mortgage-Backed Securities

         To supplement lending activities, the Bank invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of December 31, 2002, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($23 million), Government National Mortgage Association ("GNMA"), ($18 million) Federal National Mortgage Association ("FNMA") ($24 million), real estate mortgage investment conduits formed by these same agencies ("REMICs") ($105 million), and other mortgage-backed securities ($144,000).

         At December 31, 2002, the amortized cost of mortgage-backed securities totaled $167 million, or 23% of total assets, and the market value of such securities totaled approximately $173 million.

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

         The following table sets forth the carrying value of the Bank's mortgage-backed securities held in portfolio at the dates indicated.


                                                        At December 31,
                                                --------------------------------
                                                  2002        2001        2000
                                                --------    --------    --------
                                                         (In thousands)
Held to maturity:
  GNMA-fixed rate ..........................    $ 18,278    $29,877    $ 41,090
  FHLMC ARMs ...............................          91        131         168
  FHLMC-fixed rate .........................      21,779     34,869      45,803
  FNMA-fixed rate ..........................      11,781     15,739      20,756
  REMICs ...................................       2,519     12,550      27,043
  Other mortgage-backed securities .........         144        201         282
                                                --------    -------    --------
    Total mortgage-backed securities
      held to maturity .....................    $ 54,592    $93,367    $135,142
                                                ========    =======    ========
Mortgage-backed securities
Available-for-sale:
  FHLMC ....................................    $    699    $ 1,108    $  1,431
  FNMA .....................................      11,878     22,459      25,679
  GNMA .....................................          --      5,515       7,561
  REMICs ...................................     102,666     70,681      63,243
                                                --------    -------    --------
    Total mortgage-backed securities
      available-for-sale ...................    $115,243    $99,763    $ 97,914
                                                ========    =======    ========

         Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Bank's mortgage-backed securities portfolio at December 31, 2002. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                                                 Contractual
                                      Contractual Held            Available
                                        To Maturity               -For-Sale
                                       Maturities Due    WAC    Maturities Due   WAC
                                       --------------    ---    --------------   ---
                                                  (Dollars in thousands)
Less than 1 year.....................    $    62         7.18%     $     24      6.38%
1 to 3 years.........................        110         9.01           538      6.83
3 to 5 years.........................      2,787         7.34         4,155      6.09
5 to 10 years........................      4,423         7.09        45,985      5.74
10 to 20 years.......................      2,894         6.96        46,169      5.41
Over 20 years........................     44,316         6.62        18,372      6.05
                                         -------         ----      --------      ----
Total mortgage-backed securities.....    $54,592         6.72%     $115,243      5.68%
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

         In the case of commercial real estate and multi-family loans, and construction loans, the Bank generally attempts to contact the borrower by telephone after any loan payment is ten days past due and a senior loan officer reviews all collection efforts made if payment is not received after the loan is 30 days past due. Decisions as to when to commence foreclosure actions for commercial real estate and multi- family loans and construction loans are made on a case by case basis. The Bank may consider loan work- out arrangements with these types of borrowers in certain circumstances.

         On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2002 the Bank used third-party servicers to service $149.3 million in mortgage loans, including one servicer that serviced $104.7 million. All of the Bank's third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded. At December 31, 2002, the Bank had one significant lending relationship involving two loans that were impaired loans within the meaning of SFAS No. 114 and SFAS No. 118. Subsequent to December 31, 2002 these loans were foreclosed upon and the property became real estate owned by the Bank. These loans totaled $1.7 million and are collateralized by commercial real estate. The Bank expects to recover some or all of its loan balances through the liquidation of the collateral, which has been appraised at an amount in excess of $1.7 million. The Bank does not expect a material loss on the liquidation of the collateral, although the timing and ultimate recovery of any proceeds are unknown at this time.

Non-performing assets                                         At December 31,
                                             -------------------------------------------------
                                                2002      2001      2000      1999      1998
                                                ----      ----      ----      ----      ----
                                                            (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .....................   $1,013    $1,821    $  869    $  880    $  896
  Commercial real estate and multi-family .    1,677     1,725       180        24        97
Consumer and other ........................    1,132       230       421       413       609
                                              ------    ------    ------    ------    ------
   Total non-accrual loans ................    3,822     3,776     1,470     1,317     1,602
                                              ------    ------    ------    ------    ------
Real estate owned, net ....................       84        30       176       546       308
                                              ------    ------    ------    ------    ------
Total non-performing assets ...............   $3,906    $3,806    $1,646    $1,863    $1,910
                                              ======    ======    ======    ======    ======
Total non-accrual loans to loans ..........     1.03%     0.99%     0.41%     0.45%     0.65%
                                              ======    ======    ======    ======    ======
Total non-accrual loans to total assets ...     0.53%     0.53%     0.20%     0.18%     0.24%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets     0.54%     0.54%     0.23%     0.26%     0.29%
                                              ======    ======    ======    ======    ======

         At December 31, 2002, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

         At December 31, 2002, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

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

         The following table provides further information in regard to the Bank's classified assets as of December 31, 2002.

                                                 At December 31, 2002
                                                 --------------------
                                                     (In thousands)

               Special mention assets...............     $1,359
               Substandard (1)......................      3,996
               Doubtful assets......................        468
               Loss ................................         --
                                                         ------
                  Total classified assets...........     $5,823
                                                         ======

-----------------------------
(1) Substandard assets include approximately $560,000 of performing assets that are less than 90 days delinquent, that are classified for reasons other than delinquency.


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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                 For the Years Ended December 31,
                                    ---------------------------------------------------------
                                      2002        2001        2000        1999          1998
                                    -------     -------     -------     -------       -------
                                                     (Dollars in thousands)

Balance at beginning of period ....   $ 1,972     $ 1,714     $ 1,917     $ 1,909       $ 2,029
Provision for loan losses .........       988         500         410         300            60
Charge-offs:
  One- to four-family .............       (13)         --          --          --            --
  Commercial and multi-family
    real estate loans .............        --          --          --          --            --
  Consumer and other loans ........      (928)       (430)       (634)       (296)         (180)
Recoveries:
  One- to four-family .............         3          --          --          --            --
  Commercial and multi-family
    real estate loans .............        --          --          --          --            --
  Consumer and other loans ........        25         188          21           4            --
                                      -------     -------     -------     -------       -------
Balance at end of year ............   $ 2,047     $ 1,972     $ 1,714     $ 1,917       $ 1,909
                                      =======     =======     =======     =======       =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period ...      0.25%       0.07%       0.20%       0.10%         0.08%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period...     53.56%      52.22%      116.0%      145.6%        119.2%
Ratio of allowance for loan
  losses to loans receivable
  at the end of the period ........      0.55%       0.52%       0.47%       0.66%         0.78%
Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of the period..     52.41%      52.60%      114.8%      132.2%        116.1%

                                       17

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

                                                                  At December 31,
                          ----------------------------------------------------------------------------------------------
                               2002              2001                2000               1999                   1998
                          ----------------- ------------------  ------------------  --------------    ------------------
                                  Percent of        Percent of          Percent of         Percent of        Percent of
                                   Loans to          Loans to            Loans to           Loans to          Loans to
                                    Total             Total               Total              Total             Total
                          Amount    Loans   Amount    Loans     Amount    Loans     Amount   Loans    Amount   Loans
                          ------    -----   ------    -----     ------    -----     ------   -----    ------   -----
                                                               (Dollars in thousands)
At end of period
 allocated to:
One- to four-family.....  $  119     5.8%   $  216    10.9%     $   97      5.7%    $  242     12.6%  $  168     8.8%
Commercial real estate
 and multi-family.......   1,021    49.9     1,100    55.8         835     48.7        676     35.3      905    47.4
Construction............      90     4.4        74     3.8         105      6.1        172      9.0      111     5.8
Consumer and other
  loans.................     817    39.9       582    29.5         677     39.5        826     43.1      725    38.0
                          ------   -----    ------   -----      ------    -----     ------    -----   ------   -----
Total allowance.........  $2,047   100.0%   $1,972   100.0%     $1,714    100.0%    $1,917    100.0%  $1,909   100.0%
                          ======   =====    ======   =====      ======    =====     ======    =====   ======   =====

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

         The following table sets forth certain information regarding the amortized cost and fair values of the Bank's investments at the dates indicated.

                                                                  At December 31,
                                           ---------------------------------------------------------------
                                                    2002                2001                    2000
                                           -------------------   -------------------   -------------------
                                           Amortized    Fair     Amortized   Fair      Amortized    Fair
                                             Cost       Value      Cost      Value       Cost       Value
                                           --------   --------   --------   --------   --------   --------
                                                                   (In thousands)
Interest-earning deposits ..............   $100,580   $100,580   $ 58,157   $ 58,157   $  1,965   $  1,964
                                           ========   ========   ========   ========   ========   ========

Investment securities held-to- maturity:
  U.S. government and agency
    obligations .......................    $   4000   $  4,125   $     --   $     --   $ 52,499   $ 51,016
  State and political
    subdivisions .......................      3,700      3,880      5,743      5,787      5,958      5,979
  Corporate debt securities ............      6,863      7,182      4,123      4,043      5,004      4,924
                                           --------   --------   --------   --------   --------   --------
    Total ..............................   $ 14,563   $ 15,187   $  9,866   $  9,830   $ 63,461   $ 61,919
                                           ========   ========   ========   ========   ========   ========

Securities available-for-sale:
  U.S. government and agency
    obligations ........................   $ 15,964   $ 16,084   $ 11,018   $ 10,929   $ 12,003   $ 11,967
  State and political
    subdivisions .......................        453        464         --         --         --         --
  Corporate Debt Securities ............     10,034     10,197     11,070     11,245      6,034      6,004
  Mutual funds .........................        500        498        500        497        500        494
    Other ..............................         --         --         --         --        500        400
                                           --------   --------   --------   --------   --------   --------
    Total ..............................   $ 26,951   $ 27,243   $ 22,588   $ 22,671   $ 19,037   $ 18,865
                                           ========   ========   ========   ========   ========   ========

Investment Portfolio Maturities

         The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2002. Yields on tax exempt obligations have been computed on a tax equivalent basis.

                                                                                               More than           Total
                                  One Year or Less  One to Five Years  Five to Ten Years       Ten Years   Investment Securities(2)
                                  ----------------  -----------------  -----------------  ---------------- -------------------------
                                  Amortized Average Amortized  Average Amortized Average  Amortize Average Amortized Average    Fair
                                    Cost     Yield    Cost      Yield    Cost     Yield     Cost    Yield    Cost     Yield    Value
                                    ----     -----    ----      -----    ----     -----     ----    -----    ----     -----    -----
                                                                      (Dollars in thousands)
U.S. government................    $ 9,964   1.24%  $    --       --%   $   --       --%   $   --      --%  $ 9,964    1.24% $ 9,969
U.S. government agency                  --     --    10,000     4.31        --       --        --      --    10,000    4.31   10,240
Municipal obligations..........         --     --       330     4.40     2,155     8.14     1,668    8.14     4,153    6.55    4,344
Corporate obligations..........      8,007   5.71     8,890     4.60        --       --        --      --    16,897    5.13   17,379
Other securities(1)............        500   2.18        --       --        --       --        --      --       500    2.18      498
                                   -------   ----   -------     ----    ------     ----    ------    ----   -------    ----  -------
  Total........................    $18,471   3.20%  $19,220     4.45%   $2,155     8.14%   $1,668    8.14%  $41,514    3.82% $42,431
                                   =======   ====   =======     ====    ======     ====    ======    ====   =======    ====  =======

----------------
(1) Other securities consists of an investment in adjustable-rate mortgage-backed securities mutual funds. Such investments do not have a stated maturity and are considered in the one year or less category based on quarterly repricing of the investment.
(2) Includes $27,243 million of U.S. government and agency obligations and other investments which are carried as available-for-sale at December 31, 2002. Investment securities available-for-sale are carried at fair value.

Sources of Funds

         General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $31 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2002.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2002, core deposits amounted to 67% of total deposits.

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

                                                                              At December 31,
                                         -------------------------------------------------------------------------------------------
                                                     2002                            2001                         2000
                                         ---------------------------- ---------------------------------  ---------------------------
                                                             Weighted                          Weighted                    Weighted
                                                   Percent    Average              Percent     Average            Percent  Average
                                                   of Total   Nominal              of Total     Nominal            of Total Nominal
                                         Amount    Deposits    Rate      Amount    Deposits      Rate     Amount  Deposits   Rate
                                         ------    --------    ----      ------    --------      ----     ------  --------   ----
                                                                                (Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts..    $ 48,496      10.96%   0.60%   $ 46,990     11.13%       0.75%  $ 35,127     8.76%    1.02%
Money market accounts...............      43,677       9.87    1.00      42,557     10.08        2.54     44,325    11.05     3.13
Non-interest-bearing checking
  accounts..........................      20,810       4.70    0.00      18,200      4.31        0.00     12,096     3.02     0.00
                                        --------     ------    ----    --------    ------        ----   --------   ------     ----
   Total transaction accounts.......     112,983      25.53             107,747     25.52                 91,548    22.83

 Passbook accounts..................     182,813      41.31    1.51     169,576     40.18        2.52    155,699    38.85     3.48

Certificates of deposit.............     146,762      33.16    2.84     144,729     34.30        4.29    153,604    38.32     5.32
                                        --------     ------    ----    --------    ------        ----   --------   ------     ----
    Total deposits..................    $442,558     100.00%   1.73%   $422,052    100.00%       2.82%  $400,851   100.00%    3.66%
                                        ========     ======    ====    ========    ======        ====   ========   ======     ====

                                       21

         At December 31, 2002, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                                     Amount
                                                                     ------
Maturing Period                                                  (In thousands)
---------------
Three months or less.................................               $ 3,004
Over three through six months........................                 3,108
Over six through 12 months...........................                 3,772
Over 12 months.......................................                 9,799
                                                                    -------
    Total............................................               $19,683
                                                                    =======

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


                                                      At December 31,
                                              ---------------------------------
                                                2002        2001         2000
                                              --------    --------     --------
                                                    (Dollars in thousands)

FHLB advances and other borrowings........    $207,359    $223,359     $259,821
                                              ========    ========     ========

Weighted average interest rate............        5.46%       5.46%        5.78%
                                                  ====        ====         ====


                                                      At December 31,
                                              ---------------------------------
                                                2002        2001         2000
                                              --------    --------     --------
                                                    (Dollars in thousands)
Maximum balance of  FHLB advances and
  other borrowings outstanding............    $222,359    $259,821     $259,889
                                              ========    ========     ========
Weighted average balance of FHLB
  advances and other borrowings
  outstanding.............................    $218,578    $229,473     $243,656
                                              ========    ========     ========
Weighted average interest rate of FHLB
  advances and other borrowings...........        5.46%       5.53%        5.68%
                                                  ====        ====         ====

         The Bank uses convertible FHLB advances for a portion of its funding needs. These borrowings are fixed rate, fixed term advances that can be converted to LIBOR-based floating rate advances at the option of the FHLB, on each quarterly interest payment date, after an initial period. The following table sets forth information related to these convertible advances.

                                             At December 31, 2002
                                             --------------------
                                            (Dollars in thousands)
Date first convertible  Contractual Maturity                      Contractual
(month/year)            Date (month/year)            Amount      Interest Rate
------------            -----------------            ------      -------------
January 2002                April 2003               $5,000           4.74%
February 2002             February 2009              15,000           4.74
February 2002             February 2004              25,000           5.10
February 2002             February 2004              20,000           4.94
April 2002                  April 2008               10,000           5.41
June 2002                   June 2008                15,000           5.63
June 2002                   June 2008                10,000           5.61
February 2003             February 2006              20,000           5.15
March 2003                  March 2008               25,000           5.70
March 2003                  March 2008               10,000           5.61
February 2004             February 2009              10,000           5.05
                                                  ---------           ----
                                                  $ 165,000           5.29%
                                                  =========           ====

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2002, the Bank was authorized to invest up to approximately $14.4 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2002, the Bank had one subsidiary, Third Delaware Corporation. Third Delaware Corporation is a wholly- owned operating subsidiary of the Bank and was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2002, the Bank had $114 million invested in Third Delaware Corporation.

Personnel

         As of December 31, 2002, the Bank had 158 full-time and 20 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Earl A. Pace, Jr. was Senior Vice President and Chief Information Officer of the Bank at December 31, 2002. Mr. Pace had been with the Bank since 1997. Previously, he was President and CEO of Pace Data Systems, an information technology consulting firm. Mr. Pace resigned from the Bank effective January 31, 2003.

         Floyd P. Haggar has been with the Bank since 1998. Mr. Haggar currently serves as Senior Vice President and Chief Lending Officer of the Bank. His prior experience includes four years as Senior Vice President and Senior Loan Officer at Carnegie Bank.

         The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

                                   REGULATION

         Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure.

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

         Financial Modernization. The Gramm-Leach-Bliley Act ("GLB") permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

         At December 31, 2002, the Bank was in compliance with all of its regulatory capital requirements.

         Dividend and Other Capital Distribution Limitations. The Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Bank's mutual-to-stock conversion.

         Savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, are not required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Savings associations which are eligible for expedited treatment under current OTS regulations are not required to file an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two calendar years. Thus, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association such as the Bank that is a subsidiary of a savings and loan holding company, and under certain other circumstances, must file a notice with OTS prior to making the capital distribution.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 2002, the Bank was in compliance with its QTL requirement with 81% of its assets invested in QTIs.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2002, the Bank had $11.4 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank's total transaction accounts required a reserve level of $3.8 million which was offset by the Bank's vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2002.

Item 2. Properties
------------------

         The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2002, the Bank operated from its main office and thirteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two lots, one of which has a building, behind its Doylestown branch office. The building is leased to a third- party and the other is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $769,000.

         The following table sets forth certain information regarding the Bank's operating properties:

                                     Leased or                                     Leased or
    Location                           Owned                 Location                Owned
---------------------------        -------------       ------------------------- ------------
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

BRANCH OFFICES
  Frankford Office                                     Newtown Office
  4625 Frankford Avenue                                950 Newtown Yardley Road
  Philadelphia, PA 19124             Owned             Newtown, PA 18940            Leased

  Ewing Office                                         Mayfair Office
  2075 Pennington Road                                 Roosevelt Blvd. at Unruh
  Ewing, NJ 08618                     Owned            Philadelphia, PA 19149       Owned

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

  New Britain Office                                   Northern Liberties Office
  600 Town Center                                      905 North 2nd Street
  New Britain, PA 18901              Leased            Philadelphia, PA 19123       Leased

---------------
(1) This office serves as the computer operations center, check processing area, training center, mail processing and storage center for the Bank.

Item 3. Legal Proceedings
-------------------------

         Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the section captioned "Stock Market Information" in the Registrant's 2002 Annual Report to Stockholders and is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

         The above-captioned information appears under the section captioned "Selected Financial and Other Data" in the Registrant's 2002 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Liquidity
------------------

The following table illustrates, in one place, the Company's contractual obligations and commitments to make future payments as of December 31, 2002 (in 000's):

                                   Total     Less than 1 year     1-3 years     4-5 years    After 5 years
                                   -----     ----------------     ---------     ---------    -------------
Contractual obligations:                              Payments due by period
------------------------                              ----------------------
FHLB advances                     $207,359         $27,000          $57,000       $25,000       $98,359
Time deposits                      146,762          96,669           43,426         6,354           313
Operating leases                       523             190              218            77            38
                                  --------        --------         --------       -------       -------
Total contractual obligations     $354,644        $123,859         $100,644       $31,431       $98,710
                                  ========        ========         ========       =======       =======

Commitments:                                Amount of commitment expirations by period
------------                      ---------------------------------------------------------------------
Extensions of credit               $35,983         $23,766             $422          $ 13       $11,782
Letters of credit                    1,548           1,379              169            --            --
Loans sold with recourse               163              --               --            --           163
                                   -------         -------             ----          ----       -------
Total commitments                  $37,694         $25,145             $591          $ 13       $11,945
                                   =======         =======             ====          ====       =======

Item 7B. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Asset and Liability Management

         Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Bank's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities in interest- earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely, positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of shorter term or adjustable rate assets for portfolio.

         The Bank utilizes its investment and mortgage-backed security portfolios to generate additional interest income and in managing its liquidity. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

         A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and, therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. At December 31, 2002, approximately 33% of the Bank's deposits were CDs.

         The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

         The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 2002, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

         As part of its interest rate risk management, the Bank uses the Interest Rate Risk Exposure Report, which is generated quarterly by the OTS. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2002 are as follows:

                                     MVPE
          -----------------------------------------------------------
          Change in Interest Rates(1)         Amount         % Change
          ---------------------------         ------         --------
                                         (In Thousands)

          +300 Basis Points                  $54,724           -12%
          +200 Basis Points                  $60,496            -3%
          +100 Basis Points                  $64,250            +3%
            Flat Rates                       $62,379             0%
          -100 Basis Points                  $55,360           -11%

-----------------------
(1) The -200 and -300 bp scenarios are not shown due to the low interest rate environment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant's 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

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

Item 11. Executive Compensation
-------------------------------

         The information relating to executive compensation is incorporated herein by reference to the information contained under the section captioned "Director and Executive Officer Compensation" in the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" in the Registrant's Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors" in the Registrant's Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

         Set forth below is information as of December 31, 2002 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                      EQUITY COMPENSATION PLAN INFORMATION
                                                 (a)                     (b)                         (c)
                                                                                             Number of securities
                                        Number of securities       Weighted-average        remaining available for
                                          to be issued upon       exercise price of         future issuance under
                                             exercise of             outstanding             equity compensation
                                        outstanding options,      options, warrants      plans (excluding securities
                                        warrants and rights          and rights            reflected in column (a))
                                        -------------------          ----------            ------------------------
Equity compensation plans
  approved by shareholders(1).......           633,973                  $14.08                     135,027
Equity compensation plans
  not approved by shareholders(2)...            25,000                   14.75                          --
                                               -------                  ------                     -------
     TOTAL..........................           658,973                  $14.11                     135,027
                                               =======                  ======                     =======

---------------
(1) Plans approved by stockholders include: TF Financial Corporation 1994 Stock Option Plan, TF Financial Corporation 1997 Stock Option Plan.
(2) Plans not approved by stockholders include: TF Financial Corporation 1996 Directors Stock Option Plan For information regarding the material features of these plans, see Note A8 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information contained under the section captioned "Additional Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

Item 14. Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K
---------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1)  The  following   financial   statements  and  the  report  of  the
independent auditor of the Company included in the Company's 2002 Annual Report to Stockholders are incorporated herein by reference.


          Independent Auditors' Report
          Consolidated Statements of Financial Position as of December 31, 2002 and 2001
          Consolidated Statements of Earnings For the Years Ended December 31, 2002, 2001 and 2000
          Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

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

          3.1     Certificate of Incorporation of TF Financial Corporation*
          3.2     Bylaws of TF Financial Corporation*
          4.0     Stock Certificate of TF Financial Corporation*
          4.1     The Company's Rights Agreement dated November 22, 1995**
         10.1     Third Federal Savings and Loan Association Management Stock Bonus Plan*
         10.2     TF Financial Corporation 1994 Stock Option Plan*
         10.3     Third Federal Savings Bank Directors Consultation and Retirement Plan***
         10.4     TF Financial Corporation Incentive Compensation Plan***
         10.5     Severance Agreement with John R. Stranford***
         10.6     Severance Agreement with Kent C. Lufkin****
         10.7     Severance Agreement with Floyd P. Haggar****
         10.8     Severance Agreement with Earl A. Pace, Jr.*****
         10.9     Severance Agreement with Dennis R. Stewart******
         10.10    TF Financial Corporation 1997 Stock Option Plan*******
         10.11    Severance Agreement with Robert N. Dusek********
         10.12    TF Financial Corporation 1996 Directors Stock Option Plan
         13.0     2002 Annual Report to Stockholders
         21.0     Subsidiary Information
         23.0     Consent of Independent Auditor
         99.0     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------
* Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
** Incorporated herein by reference to the Registrants Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
*** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
**** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
****** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
******* Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
******** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

           (b)    Reports on Form 8-K.

                  During the last quarter of the year ended December 31, 2002, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TF FINANCIAL CORPORATION



Dated:  March 26, 2003                 By:    /s/ John R. Stranford
                                              ----------------------------------
                                              John R. Stranford
                                              President, Chief Executive Officer
                                                  and Director
                                              (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2003.



By:   /s/ John R. Stranford                       By:  /s/ Dennis R. Stewart
      ------------------------------------             -----------------------------------
      John R. Stranford                                Dennis R. Stewart
      President, Chief Executive Officer               Senior Vice President, Chief
       and Director                                    Financial Officer and Treasurer
      (Principal Executive Officer)                    (Principal Financial and Accounting
                                                         Officer)


By:   /s/ Carl F. Gregory                         By:  /s/ Robert N. Dusek
      ------------------------------------             -----------------------------------
      Carl F. Gregory                                  Robert N. Dusek
      Director                                         Chairman of the Board



By:   /s/ Thomas J. Gola                          By:  /s/ George A. Olsen
      ------------------------------------             -----------------------------------
      Thomas J. Gola                                   George A. Olsen
      Director                                         Director


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John R. Stranford, President and Chief Executive Officer, certify that:


1. I have reviewed this annual report on Form 10-K of TF Financial Corporation (Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 26, 2003               /s/John R. Stranford
                                      ------------------------------------------
                                      John R. Stranford
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis R. Stewart, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of TF Financial Corporation (Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 26, 2003              /s/Dennis R. Stewart
                                     -------------------------------------------
                                     Dennis R. Stewart
                                     Vice President and Chief Financial Officer
                                     (Principal Financial & Accounting Officer)