Form 10-Q
period 2003-03-31
TF FINANCIAL CORP
filed 2003-05-09
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ---        ---

         Indicate by check mark whether the registrant is an  accelerated  filer
as defined in Exchange Act Rule 12b-2. YES        NO  X
                                           ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: May 5, 2003
                                                           -----------

            Class                                          Outstanding
---------------------------                             ----------------
$.10 par value common stock                             2,741,296 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements                              3


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 10

        Item 3. Quantitative and Qualitative Disclosures about Market Risk    16

        Item 4. Controls and Procedures                                       16

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                             17

        Item 2. Changes in Securities and Use of Proceeds                     17

        Item 3. Defaults Upon Senior Securities                               17

        Item 4. Submission of Matters to a Vote of Security Holders           17

        Item 5. Other Information                                             17

        Item 6. Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                    18

EXHIBITS

        Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002                                            19

        Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                            21

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                              Unaudited       Audited
                                                                              March 31,     December 31,
                                                                                 2003          2002
                                                                              ---------    -------------
                                   Assets
Cash and cash equivalents                                                     $  96,680    $ 100,580
Certificates of deposit in other financial institutions                             223          220
Investment securities available for sale - at fair value                         34,877       27,243
Investment securities held to maturity (fair value of $13,811 and $15,187,       13,214       14,563
    respectively)
Mortgage-backed securities available for sale - at fair value                   116,703      115,243
Mortgage-backed securities held to maturity (fair value of $45,966 and           43,620       54,592
    $57,346, respectively)
Loans receivable, net                                                           374,279      370,092
Federal Home Loan Bank stock - at cost                                           11,846       11,424
Accrued interest receivable                                                       3,319        3,576
Core deposit intangible, net of accumulated amortization of
    $2,319 and $2,271, respectively                                                 505          553
Goodwill                                                                          4,324        4,324
Premises and equipment, net                                                       6,677        6,742
Other assets                                                                     13,951       11,880
                                                                              ---------    ---------
                                Total assets                                  $ 720,218    $ 721,032
                                                                              =========    =========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                   $ 446,766    $ 442,558
   Advances from the Federal Home Loan Bank                                     202,359      207,359
   Advances from borrowers for taxes and insurance                                1,156        1,330
   Accrued interest payable                                                       3,507        2,897
   Other liabilities                                                              3,442        4,048
                                                                              ---------    ---------
                              Total liabilities                                 657,230      658,192
                                                                              ---------    ---------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued
   Common stock, $0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued;  2,500,504 and 2,482,586 shares outstanding at March 31, 2003 and December 31, 2002, net of
       treasury shares of 2,552,389 and 2,567,268, respectively                     529          529
   Retained earnings                                                             60,384       59,978
   Additional paid-in capital                                                    51,657       51,647
   Unearned ESOP shares                                                          (2,355)      (2,401)
   Treasury stock - at cost                                                     (48,526)     (48,809)
   Accumulated other comprehensive income                                         1,299        1,896
                                                                              ---------    ---------
                         Total stockholders' equity                              62,988       62,840
                                                                              ---------    ---------

Total liabilities and stockholders' equity                                    $ 720,218    $ 721,032
                                                                              =========    =========

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                         For Three Months
                                                                          Ended March 31,
                                                                          ---------------
                                                                            2003      2002
                                                                            ----      ----

Interest income
   Loans                                                                 $ 6,051   $ 6,731
   Mortgage-backed securities                                              1,852     3,060
   Investment securities                                                     508       587
   Interest bearing deposits and other                                       246       209
                                                                         -------   -------
       Total interest income                                               8,657    10,587
                                                                         -------   -------
Interest expense
   Deposits                                                                2,044     2,830
   Advances from the Federal Home Loan Bank and other borrowings           2,778     3,037
                                                                         -------   -------
       Total interest expense                                              4,822     5,867
                                                                         -------   -------
       Net interest income                                                 3,835     4,720
Provision for loan losses                                                     90       150
                                                                         -------   -------
       Net interest income after provision for loan losses                 3,745     4,570
                                                                         -------   -------

Non-interest income
   Service fees, charges and other operating income                          444       407
   Bank-owned life insurance                                                 134       133
   Gain on sale of investment and mortgage-backed
     securities available for sale                                           506        --
                                                                         -------   -------
       Total non-interest income                                           1,084       540
                                                                         -------   -------
Non-interest expense
   Compensation and benefits                                               2,023     1,928
   Occupancy and equipment                                                   628       578
   Federal deposit insurance premium                                          19        19
   Professional fees                                                         160        80
   Amortization of core deposit intangible                                    48        58
   Advertising                                                               138       110
   Other operating                                                           724       647
                                                                         -------   -------
       Total non-interest expense                                          3,740     3,420
                                                                         -------   -------
       Income before income taxes                                          1,089     1,690
Income taxes                                                                 310       405
                                                                         -------   -------
       Net income                                                        $   779   $ 1,285
                                                                         =======   =======

Basic earnings per share                                                 $  0.31   $  0.52
Diluted earnings per share                                               $  0.29   $  0.49

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                      2003        2002
                                                                                    --------    --------
Cash flows from operating activities
Net Income                                                                          $    779    $  1,285
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                   (3)          3
         Deferred loan origination fees                                                 (104)        (63)
         Premiums and discounts on investment securities, net                            (18)         35
         Premiums and discounts on mortgage-backed securities and loans, net             549        (123)
         Amortization of core deposit intangible                                          48          58
Provision for loan losses                                                                 90         150
Depreciation of premises and equipment                                                   257         252
Recognition of ESOP and MSBP expenses                                                    116          67
Gain on sale of investment and mortgage-backed securities available for sale            (506)         --
Gain on sale of real estate                                                              (11)         --
Increase in value of bank-owned life insurance                                          (134)       (133)
(Increase) decrease in:
         Accrued interest receivable                                                     257        (124)
         Other assets                                                                   (213)         --
Increase (decrease) in:
         Accrued interest payable                                                        610         525
         Other liabilities                                                              (300)       (776)
                                                                                    --------    --------
         Net cash provided by operating activities                                     1,417       1,156
                                                                                    --------    --------

Cash flows  from investing activities
Loan originations                                                                    (24,375)     (9,975)
Purchases of loans                                                                   (21,927)    (14,767)
Loan principal payments                                                               40,241      33,548
Proceeds from sale of mortgage-backed securities available for sale                   12,363          --
Purchases of mortgage-backed securities available for sale                           (25,327)    (33,770)
Purchase of investment securities  held to maturity                                       --      (6,821)
Purchase of investment securities available for sale                                 (15,628)         --
Proceeds from maturities of investment securities held to maturity                     1,330          --
Proceeds from maturities of investment securities available for sale                   8,000          --
Principal repayments from mortgage-backed securities held to maturity                 10,959      13,265
Principal repayments from mortgage-backed securities available for sale               10,685       9,643
Purchase of certificates of deposit in other financial institutions                       (3)         --
Purchases and redemptions of Federal Home Loan Bank stock, net                          (422)        250
Proceeds from sales of real estate acquired through foreclosure                           95          18
Purchase of premises and equipment                                                      (192)        (27)
                                                                                    --------    --------
         Net cash used in investing activities                                        (4,201)     (8,636)
                                                                                    --------    --------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                 For the three months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                      2003         2002
                                                                                    ---------    ---------
Cash flows from financing activities
Net increase in deposits                                                                4,208       10,233
Net decrease in advances from Federal Home Loan Bank                                   (5,000)          --
Net decrease in advances from borrowers for taxes and insurance                          (174)        (187)
Exercise of stock options                                                                 223          100
Purchase of treasury stock, net                                                            --         (270)
Common stock cash dividend                                                               (373)        (370)
                                                                                    ---------    ---------
         Net cash provided by (used in) financing activities                           (1,116)       9,506
                                                                                    ---------    ---------

         Net (decrease) increase in cash and cash equivalents                          (3,900)       2,026

Cash and cash equivalents at beginning of period                                      100,580       69,139
                                                                                    ---------    ---------

Cash and cash equivalents at end of period                                          $  96,680    $  71,165
                                                                                    =========    =========

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                          $   4,212    $   5,342
         Income taxes                                                               $     150    $     700
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure           $   1,805    $     185

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RESTATEMENT OF INFORMATION FOR THE PERIOD ENDED MARCH 31, 2002
          On October 1, 2002 the FASB issued SFAS No. 147,"Acquisitions of Certain Financial Institutions." Except for transactions between two or more mutual enterprises, SFAS No. 147 removed the acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and required that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired ("SFAS 72 goodwill") as an unidentifiable intangible no longer applied to acquisitions within the scope of SFAS No. 147. Finally, SFAS No. 147 provided that branch acquisitions that meet the definition of a business should be accounted for as a business combination. SFAS No. 147 was effective October 1, 2002, although earlier application was permitted. The Company has elected to apply SFAS No. 147 as of January 1, 2002. In accordance with the provisions of SFAS No. 147 interim financial statements of the Company issued after January 1, 2002 have been restated to remove amortization expense associated with SFAS No. 72 goodwill. Such expense totaled $82,000, net of a tax benefit of $29,000 for the three months ended March 31, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements as of March 31, 2003 (unaudited) and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third
          Federal Savings Bank (the "Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE 4 - CONTINGENCIES
          The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 5 - OTHER COMPREHENSIVE INCOME
          The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2003 and 2002 was $182,000 and $802,000, net of applicable income tax of $2,000 and $156,000, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS PER SHARE

                                                                   Three months ended March 31, 2003
                                                                   ---------------------------------
                                                                                 Weighted
                                                                   (000's)       average
                                                                   Income         shares      Per share
                                                                 (numerator)   (denominator)    Amount
                                                                 -----------   -------------    ------
         Basic earnings per share
                  Income available to common stockholders             $ 779        2,488,406  $     0.31
                                                                                               =========
         Effect of dilutive securities
                  Stock options                                           -          206,662       (0.02)
                                                                      -----        ---------  ----------
         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                       $ 779        2,695,068  $     0.29
                                                                      =====        =========   =========

         There were options to purchase 34,900 shares of common stock at a range of $25.33 to $28.00 per share which were outstanding during the three month period ended March 31, 2003 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                                   Three months ended March 31, 2002
                                                                   ---------------------------------
                                                                                 Weighted
                                                                   (000's)       average
                                                                   Income         shares      Per share
                                                                 (numerator)   (denominator)    Amount
                                                                 -----------   -------------    ------
         Basic earnings per share
                  Income available to common stockholders           $ 1,285       2,462,822    $   0.52
                                                                                               ========
         Effect of dilutive securities
                  Stock options                                           -         182,265       (0.03)
                                                                      -----       ---------    --------
         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                     $ 1,285       2,645,087    $   0.49
                                                                    =======       =========    ========

         There were options to purchase 5,000 shares of common stock at $28.00 per share which were outstanding during the three month period ended March 31, 2002 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7- STOCK BASED COMPENSATION
         The Company has several fixed stock option plans. The Company's employee stock option plans are accounted for using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS No. 123. No stock-based compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

          Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


         Quarter ended March 31,                                2003        2002
         ------------------------                               ----        ----

         Net income
            As reported                                       $  779     $ 1,285
            Deduct: stock-based compensation expense
                    determined using the fair value method,
                    net of related tax effects                    11          17
                                                              ------     -------
                  Pro forma                                   $  768     $ 1,268
                                                              ======     =======

         Basic earnings per share
                  As reported                                 $ 0.31     $ 0.52
                  Pro forma                                   $ 0.31     $ 0.52

         Diluted earnings per share
                  As reported                                 $ 0.29     $ 0.49
                  Pro forma                                   $ 0.29     $ 0.48


         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $58,000 and $48,000 for the three month periods ended March 31, 2003 and 2002, respectively.


NOTE 8- RECLASSIFICATIONS
          Certain prior year amounts have been reclassified to conform to the current period presentation.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

Financial Condition

The Company's total assets at March 31, 2003 and December 31, 2002 were $720.2 million and $721.0 million, respectively, a decrease of $0.8 million, or 0.1%, during the three-month period. Cash and cash equivalents decreased by $3.9 million. Investment securities available for sale increased by $7.6 million, the net effect of the purchase of $15.6 million less the calls and maturities of
$8.0 million of such securities. Investment securities held to maturity decreased by $1.3 million due to calls and maturities of such securities. Mortgage-backed securities available for sale increased by $1.5 million as $25.3 million in purchases of such securities more than off-set the $0.7 million decrease in unrealized gains plus the sale of $12.4 million and the principal paydowns of $10.7 million received from these securities. Mortgage-backed securities held to maturity decreased by $11.0 million due to the high rate of prepayments of the mortgages underlying these pass-through securities. Similarly, high prepayments of existing mortgages in the loans receivable portfolio caused a decrease of $40.2 million in loans receivable. Offsetting this reduction in existing loans receivable was the origination of $24.4 million in predominately consumer and single-family residential mortgage loans, and the purchase of $21.9 million in newly originated, single-family residential mortgage loans.

Total liabilities decreased by $1.0 million. Deposit growth during the first quarter of 2003 was $4.2 million. Non-interest bearing demand deposits grew by $1.9 million while savings, money market, and interest-bearing checking accounts increased by a combined $3.9 million. Certificates of deposit decreased by $1.6 million. Advances from the Federal Home Loan Bank decreased by $5.0 million due to the scheduled maturity of an advance.

Total consolidated stockholders' equity of the Company was $63.0 million or 8.75% of assets at March 31, 2003. During the first quarter of 2003 the Company did not repurchase any shares of its common stock and issued 13,866 shares pursuant to the exercise of stock options. As of March 31, 2003, there were approximately 114,000 shares available for repurchase under the previously announced share repurchase plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

During the first quarter of 2003 the Company completed foreclosure proceedings on two related parcels of commercial real estate with a combined loan balance of $1.7 million. These loans were non-performing loans at December 31, 2002. These parcels have been recorded as real estate owned at the lower of the loan balances or estimated fair value in the amount of $1.7 million and are included in other assets in the statement of financial condition at March 31, 2003. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first quarter of 2003.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                        March 31,       December 31,      March 31,
                                                        ---------       ------------      ---------
                                                           2003             2002            2002
                                                           ----             ----            ----
Non-performing loans                                    $2,395           $3,822           $3,904
Ratio of non-performing loans to gross loans              0.64%            1.03%            1.05%
Ratio of non-performing loans to total assets             0.33%            0.53%            0.54%
Foreclosed property                                     $1,805              $84             $198
Foreclosed property to total assets                       0.25%            0.01%            0.03%
Ratio of total non-performing assets to total assets      0.58%            0.54%            0.57%

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

                                                   2003               2002
                                                 ------             ------
Beginning balance, January 1,                    $2,047             $1,972
Provision                                            90                150
Less: charge-off's (recoveries), net                 79                 66
                                                 ------             ------
Ending balance, March 31,                        $2,058             $2,056
                                                 ======             ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net Income. The Company recorded net income of $779,000, or $0.29 per diluted share, for the three months ended March 31, 2003 as compared to $1,285,000, or $0.49 per diluted share, for the three months ended March 31, 2002.

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

                                                                           Three Months Ended March,
                                                                           -------------------------
                                                                   2003                                   2002
                                                    ----------------------------------        ----------------------------------
                                                   Average                    Average       Average                   Average
                                                   Balance      Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                   -------      --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1)........................   $366,561       $6,051         6.69%     $372,490      $ 6,731         7.33%
    Mortgage-backed securities..................    163,663        1,852         4.59%      201,866        3,060         6.15%
    Investment securities.......................     56,620          508         3.64%       47,792          587         4.98%
    Other interest-earning assets(2)............     94,384          246         1.06%       53,966          209         1.57%
                                                   --------       ------                   --------      -------
      Total interest-earning assets.............    681,228        8,657         5.15%      676,114       10,587         6.35%
                                                                  ------                                 -------
Non interest-earning assets.....................     34,960                                  35,298
                                                   --------                                --------
      Total assets..............................   $716,188                                $711,412
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposits....................................   $442,687        2,044         1.87%     $423,239        2,830         2.71%
    Advances from the FHLB and other
      Borrowings................................    204,026        2,778         5.52%      222,359        3,037         5.54%
                                                   --------       ------                    -------      -------
      Total interest-bearing liabilities........    646,713        4,822         3.02%      645,598        5,867         3.69%
                                                                  ------                                 -------
Non interest-bearing liabilities................      6,422                                   7,806
                                                   --------                                --------
      Total liabilities.........................    653,135                                 653,404
Stockholders' equity............................     63,053                                  58,008
                                                   --------                                --------
   Total liabilities and stockholders' equity...   $716,188                                $711,412
                                                   ========                                ========
Net interest income.............................                  $3,835                                 $ 4,720
                                                                  ======                                 =======
Interest rate spread (3)........................                                 2.13%                                   2.66%

Net yield on interest-earning assets (4)........                                 2.28%                                   2.83%

Ratio of average interest-earning assets to
average interest bearing liabilities............                                  105%                                    105%

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

                                                       Three months ended
                                                             March 31,
                                                           2003 vs. 2002
                                                --------------------------------
                                                         Increase (decrease)
                                                               due to
                                                --------------------------------
                                                   Volume       Rate        Net
                                                --------------------------------
Interest income:
     Loans receivable, net                        $  (106)   $  (574)   $  (680)
     Mortgage-backed securities                      (516)      (692)    (1,208)
     Investment securities                            490       (569)       (79)
     Other interest-earning assets                    412       (375)        37
                                                  -------    -------    -------
        Total interest-earning assets                 280     (2,210)    (1,930)
                                                  =======    =======    =======

Interest expense:

     Deposits                                         817     (1,603)      (786)
     Advances from the FHLB and other borrowings     (250)        (9)      (259)
                                                  -------    -------    -------
       Total interest-bearing liabilities             567     (1,612)    (1,045)
                                                  =======    =======    =======
Net change in net interest income                 $  (287)   $  (598)   $  (885)
                                                  =======    =======    =======

Total Interest Income. Total interest income decreased by $1.9 million or 18.2% to $8.7 million for the three months ended March 31, 2003 compared with the first quarter of 2002 primarily because of the consequences of record low market interest rates. As a result, during the past year the Bank's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans were refinanced by borrowers at lower rates, or away from the Bank, resulting in large paydowns of higher yielding loans. In addition, the interest rates on the Bank's adjustable rate loans adjusted downward. Furthermore, the Company's cash and cash equivalents were significantly higher during the 2003 period, while the rate earned on these assets, the federal funds rate minus 25 basis points, was substantially lower during the 2003 period. At March 31, 2003, cash and cash equivalents totaled $96.7 million.

Total Interest Expense. Total interest expense decreased by $1.0 million to $4.8 million for the three-month period ended March 31, 2003. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, the Bank lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates and the Bank's competitors.

Non-interest income. Total non-interest income was $1,084,000 for the three-month period ended March 31, 2003 compared with $540,000 for the same period in 2002. The increase is primarily due to $506,000 in gains on sales of mortgage-backed securities available for sale during the first quarter of 2003 while there were no such sales during the 2002 period.

Non-interest expense. Total non-interest expense increased by $320,000 to $3.7 million for the three months ended March 31, 2003 compared to the same period in 2002. Compensation and benefits expense was higher during the 2003 period due to a $93,000 one-time reduction in pension expense during the first quarter of 2002 caused by participants who had very high balances leaving the plan. Occupancy and equipment expense increased in part because maintenance expenses were unusually high during the first quarter of 2003 due to inclement weather. In addition, the Bank opened a new branch office during January of 2003. Professional fees were higher during the first quarter of 2003 compared to the year earlier period mainly due to the timing of the payment of costs associated with fiscal year end audit and legal services. Other expenses were $77,000 higher during the first quarter of 2003 compared with the first quarter of 2002 due in large part to a $49,000 increase in loan origination costs due to the increased volume of the Company's loan originations and the Company's strategy of absorbing much of the cost, ordinarily paid by the borrower, to originate certain loan products.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2003 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2003, the Company had commitments outstanding under letters of credit of $0.9 million, commitments to originate loans of $18.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $29.9 million. There has been no material change during the quarter ended March 31, 2003 in any of the Company's other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank is in compliance with all of its capital requirements as of March 31, 2003.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2003.


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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued FIN Number 46, "Consolidation of Variable Interest Entities." This Interpretation of ARB No. 51, "Consolidated Financial Statements," was issued to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, but the guidance applies to a larger population of entities. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term "variable interest entity" (VIE) and is based on the premise that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. An enterprise that consolidates a VIE is the primary beneficiary of the VIE. The primary beneficiary is the party whose variable interest(s) absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 requires the primary beneficiary of a VIE, as well as other enterprises that hold a significant variable interest in a VIE, to provide certain financial statement disclosures. Some disclosures are required in all financial statements issued after January 31, 2003 if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. For variable interests in VIEs created before February 1, 2003, FIN 46 applies to public enterprises no later than the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of the provisions of FIN 46 by the Company has not and will not have a material impact on the Company's financial condition or results of operations.

On April 30, 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made: as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company is presently evaluating this new standard but does not expect the adoptionof SFAS No. 149 to have a material effect on the Company's financial condition or results of operations.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS
           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 23, 2003. There were outstanding and entitled to vote at the Meeting
2,728,145 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,385,508 shares of Common Stock representing 87.44% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2003 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

      Proposal 1
      Carl F. Gregory                       FOR: 2,370,334   PERCENT FOR: 99.37%
      Robert N. Dusek                       FOR: 2,360,013   PERCENT FOR: 98.93%

      Proposal 2
      Ratification of the appointment of
        Grant Thornton, LLP as independent
        auditor for the Company for the
        December 31, 2003 fiscal year       FOR: 2,371,798   PERCENT FOR: 99.43%

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a) Exhibits
               99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           (b) Reports on Form 8-K
                     On April 24, 2003 the Company filed a Form 8-K wherein the Company included the press release announcing the Company's earnings for the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TF FINANCIAL CORPORATION




                                      /s/ John R. Stranford
                                      ---------------------
Date:      May 9, 2003                John R. Stranford
    -----------------------           President and CEO
                                     (Principal Executive Officer)


                                      /s/ Dennis R. Stewart
                                      ---------------------
Date:      May 9, 2003                Dennis R. Stewart
     ----------------------           Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

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

                                           /s/ John R. Stranford
                                           ---------------------
Date:      May 9, 2003                     John R. Stranford
    ----------------------                 President and Chief Executive Officer
                                           (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis R. Stewart, Senior Vice President and Chief Financial Officer, certify that:

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

                                      /s/ Dennis R. Stewart
                                      ---------------------
Date:      May 9, 2003                Dennis R. Stewart
    ----------------------            Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)