Form 10-Q
period 2003-06-30
TF FINANCIAL CORP
filed 2003-08-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003
                               --------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to __________________


                         Commission file number 0-24168
                                                -------

                            TF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     74-2705050
----------------------------------          -----------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)


3 Penns Trail, Newtown, Pennsylvania                       18940
------------------------------------                       -----
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     215-579-4000
                                                     ---------------

                                       N/A
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an  accelerated  filer
as defined in Exchange Act Rule 12b-2. YES     NO  X
                                           ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: August 1, 2003
                                                           --------------

                     Class                              Outstanding
        ----------------------------                  ----------------
        $.10 par value common stock                   2,800,231 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX


                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements                              3


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk    20

        Item 4. Controls and Procedures                                       20

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                             23

        Item 2. Changes in Securities and Use of Proceeds                     23

        Item 3. Defaults Upon Senior Securities                               23

        Item 4. Other Information                                             23

        Item 5. Exhibits and Reports on Form 8-K                              23


SIGNATURES                                                                    24

EXHIBITS

   31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                      Unaudited        Audited
                                                                                       June 30,      December 31,
                                                                                         2003           2002
                                                                                         ----           ----
                                     Assets
Cash and cash equivalents                                                              $ 37,589       $100,580
Certificates of deposit in other financial institutions                                     228            220
Investment securities available for sale - at fair value                                 88,446         27,243
Investment securities held to maturity (fair value of $13,359 and $15,187,               12,696         14,563
    respectively)
Mortgage-backed securities available for sale - at fair value                           137,213        115,243
Mortgage-backed securities held to maturity (fair value of $37,491 and                   35,755         54,592
    $57,346, respectively)
Loans receivable, net                                                                   359,208        370,092
Federal Home Loan Bank stock - at cost                                                   11,250         11,424
Accrued interest receivable                                                               3,184          3,576
Core deposit intangible, net of accumulated amortization of $2,367 and
    $2,271, respectively                                                                    457            553
Goodwill                                                                                  4,324          4,324
Premises and equipment, net                                                               6,659          6,742
Other assets                                                                             15,627         11,880
                                                                                       --------       --------
                                Total assets                                           $712,636       $721,032
                                                                                       ========       ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $448,139       $442,558
   Advances from the Federal Home Loan Bank                                             192,359        207,359
   Advances from borrowers for taxes and insurance                                        1,513          1,330
   Accrued interest payable                                                               2,949          2,897
   Other liabilities                                                                      3,795          4,048
                                                                                       --------       --------
                              Total liabilities                                         648,755        658,192
                                                                                       --------       --------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value;  2,000,000 shares  authorized and none issued.
   Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 issued; 2,566,352 and 2,482,586 shares outstanding at June 30, 2003 and
       December 31, 2002, net of
       treasury shares of 2,493,551 and 2,567,268, respectively.                            529            529
   Retained earnings                                                                     60,445         59,978
   Additional paid-in capital                                                            51,331         51,647
   Unearned ESOP shares                                                                  (2,302)        (2,401)
   Treasury stock - at cost                                                             (47,410)       (48,809)
   Accumulated other comprehensive income                                                 1,288          1,896
                                                                                       --------       --------
                         Total stockholders' equity                                      63,881         62,840
                                                                                       --------       --------

Total liabilities and stockholders' equity                                             $712,636       $721,032
                                                                                       ========       ========

                                        3

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                         For Three Months      For Six Months
                                                                          Ended June 30,        Ended June 30,
                                                                          --------------        --------------
                                                                         2003       2002       2003       2002
                                                                         ----       ----       ----       ----

Interest income
   Loans                                                                $5,625      $6,429    $11,676    $13,160
   Mortgage-backed securities                                            1,845       3,188      3,697      6,248
   Investment securities                                                   518         565      1,026      1,152
   Interest bearing deposits and other                                     168         271        414        480
                                                                        ------      ------     ------     ------
       Total interest income                                             8,156      10,453     16,813     21,040
                                                                        ------      ------     ------     ------
Interest expense
   Deposits                                                              1,824       2,707      3,868      5,537
   Advances from the Federal Home Loan Bank and other borrowings         2,701       3,071      5,480      6,108
                                                                        ------      ------     ------     ------
       Total interest expense                                            4,525       5,778      9,348     11,645
                                                                        ------      ------     ------     ------
       Net interest income                                               3,631       4,675      7,465      9,395

Provision for loan losses                                                   90         538        180        688
                                                                        ------      ------     ------     ------
       Net interest income after provision for loan losses               3,541       4,137      7,285      8,707
                                                                        ------      ------     ------     ------
Non-interest income
   Service fees, charges and other operating income                        440         329        885        736
   Bank-owned life insurance                                               129         137        262        270
   Gain on sale of investment and mortgage-backed
      securities available for sale                                         79           -        585          -
                                                                        ------      ------     ------     ------
       Total non-interest income                                           648         466      1,732      1,006
                                                                        ------      ------     ------     ------
Non-interest expense
   Compensation and benefits                                             2,036       1,916      4,060      3,845
   Occupancy and equipment                                                 602         576      1,230      1,154
   Federal deposit insurance premium                                        18          19         37         38
   Professional fees                                                       158         105        318        185
   Amortization of core deposit intangible                                  48          58         96        116
   Advertising                                                             138         110        275        220
   Other operating                                                         599         522      1,322      1,168
                                                                        ------      ------     ------     ------
       Total non-interest expense                                        3,599       3,306      7,338      6,726
                                                                        ------      ------     ------     ------
       Income before income taxes                                          590       1,297      1,679      2,987
Income taxes                                                               154         302        464        707
                                                                        ------      ------     ------     ------
       Net income                                                       $  436      $  995      1,215      2,280
                                                                        ======      ======     ======     ======

Basic earnings per share                                                 $0.17       $0.40      $0.49      $0.92
Diluted earnings per share                                               $0.16       $0.37      $0.45      $0.86

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the six months ended
                                                                                             June 30,
                                                                                             --------
                                                                                         2003          2002
                                                                                         ----          ----
Cash flows from operating activities
Net Income                                                                              $ 1,215      $ 2,280
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                       7            7
         Deferred loan origination fees                                                    (139)         (99)
         Premiums and discounts on investment securities, net                                26           68
         Premiums and discounts on mortgage-backed securities and loans, net              1,179         (264)
         Amortization of core deposit intangible                                             96          116
Provision for loan losses                                                                   180          688
Depreciation of premises and equipment                                                      502          507
Recognition of ESOP and MSBP expenses                                                       267          140
Gain on sale of investment and mortgage-backed securities available for sale               (585)           -
Gain on sale of real estate                                                                 (12)         (57)
Increase in value of bank-owned life insurance                                             (262)        (262)
(Increase) decrease in:
         Accrued interest receivable                                                        392         (135)
         Other assets                                                                      (219)        (117)
Increase (decrease) in:
         Accrued interest payable                                                            52         (449)
         Other liabilities                                                                   59         (483)
                                                                                        -------      -------
         Net cash provided by operating activities                                        2,758        1,940
                                                                                        -------      -------

Cash flows  from investing activities
Loan originations                                                                       (55,286)     (17,821)
Purchases of loans                                                                      (21,927)     (16,685)
Loan principal payments                                                                  85,946       57,640
Proceeds from sale of mortgage-backed securities available for sale                      15,075            -
Purchases of mortgage-backed securities available for sale                              (65,873)     (62,848)
Purchase of investment securities  held to maturity                                           -       (6,821)
Purchase of investment securities available for sale                                    (91,122)      (6,000)
Proceeds from maturities of investment securities held to maturity                        1,830        1,055
Proceeds from maturities of investment securities available for sale                     30,000        1,000
Principal repayments from mortgage-backed securities held to maturity                    18,862       20,391
Principal repayments from mortgage-backed securities available for sale                  27,472       16,511
Purchase of bank-owned life insurance                                                    (1,500)           -
Purchase of certificates of deposit in other financial institutions                          (8)           -
Purchases and redemptions of Federal Home Loan Bank stock, net                              174          250
Proceeds from sales of real estate acquired through foreclosure                              96          272
Purchase of premises and equipment                                                         (419)         (62)
                                                                                        -------      -------
         Net cash used in investing activities                                          (56,680)     (13,118)
                                                                                        -------      -------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                  For the six months ended
                                                                                          June 30,
                                                                                          --------
                                                                                      2003          2002
                                                                                      ----          ----

Cash flows from financing activities
Net increase in deposits                                                               5,581       15,451
Net decrease in advances from Federal Home Loan Bank                                 (15,000)           -
Net decrease in advances from borrowers for taxes and insurance                          183           59
Exercise of stock options                                                                915          232
Purchase of treasury stock, net                                                            -         (337)
Common stock cash dividend                                                              (748)        (739)
                                                                                    --------      -------
         Net cash provided by (used in) financing activities                          (9,069)      14,666
                                                                                    --------      -------

         Net (decrease) increase in cash and cash equivalents                        (62,991)       3,488

Cash and cash equivalents at beginning of period                                     100,580       69,139
                                                                                    --------      -------

Cash and cash equivalents at end of period                                          $ 37,589      $72,627
                                                                                    ========      =======

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                          $  9,296      $12,098
         Income taxes                                                               $    250      $ 1,000
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure           $  1,857      $   185

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  RESTATEMENT  OF  INFORMATION  FOR THE PERIOD  ENDED  JUNE 30,  2002

     On October 1, 2002 the FASB issued SFAS No. 147,"Acquisitions of Certain Financial Institutions." Except for transactions between two or more mutual enterprises, SFAS No. 147 removed the acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and required that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired ("SFAS 72 goodwill") as an unidentifiable intangible no longer applied to acquisitions within the scope of SFAS No.
     147. Finally, SFAS No. 147 provided that branch acquisitions that meet the definition of a business should be accounted for as a business combination. SFAS No. 147 was effective October 1, 2002, although earlier application was permitted. The Company has elected to apply SFAS No. 147 as of January 1, 2002. In accordance with the provisions of SFAS No. 147 interim financial statements of the Company issued after January 1, 2002 have been restated to remove amortization expense associated with SFAS No. 72 goodwill. Such expense totaled $164,000, net of a tax benefit of $58,000 for the six months ended June 30, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of June 30, 2003 (unaudited) and December 31, 2002 and for the six-month periods ended June 30, 2003 and 2002 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation, Penns Trail Development
     Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE 4 - CONTINGENCIES

     The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 5 - OTHER COMPREHENSIVE INCOME

     The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended June 30, 2003 and 2002 was $425,000 and $2,932,000, net of applicable income tax of $148,000 and $1,299,000, respectively. Total comprehensive income for the six-month periods ended June 30, 2003 and 2002 was $607,000 and $3,734,000, net of applicable income tax of $151,000 and $1,455,000, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS PER SHARE

                                                                                 Three months ended June 30, 2003
                                                                                 --------------------------------
                                                                                            Weighted
                                                                          (000's)           Average
                                                                           Income           Shares            Per share
                                                                         (numerator)      (denominator)        Amount
                                                                         -----------      -------------       ---------

         Basic earnings per share
                  Income available to common stockholders                $   436            2,516,638          $  0.17

         Effect of dilutive securities
                  Stock options                                                -              208,264            (0.01)
                                                                         -------            ---------          -------

         Diluted earnings per share
                  Income available to common stockholders plus
                    effect of dilutive securities                        $   436            2,724,902          $  0.16
                                                                         =======            =========          =======


                                                                                    Six months ended June 30, 2003
                                                                                    ------------------------------
                                                                                            Weighted
                                                                          (000's)           Average
                                                                           Income           Shares            Per share
                                                                        (numerator)      (denominator)         Amount
                                                                        -----------      -------------       ---------

         Basic earnings per share
                  Income available to common stockholders                $ 1,215            2,502,600          $  0.49

         Effect of dilutive securities
                  Stock options                                                -              207,467            (0.04)
                                                                         -------           ----------          -------

         Diluted earnings per share
                  Income available to common stockholders plus
                    effect of dilutive securities                        $ 1,215            2,710,067          $  0.45
                                                                         =======           ==========          =======

          There were options to purchase 34,900 shares of common stock at a range of $25.33 to $28.00 per share which were outstanding during the six-month period ended June 30, 2003 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS PER SHARE (continued)

                                                                                 Three months ended June 30, 2002
                                                                                 --------------------------------
                                                                                            Weighted
                                                                          (000's)           Average
                                                                           Income           Shares            Per share
                                                                         (numerator)      (denominator)        Amount
                                                                         -----------      -------------       ---------
         Basic earnings per share
                  Income available to common stockholders                $   995            2,470,258          $  0.40

         Effect of dilutive securities
                  Stock options                                                -              197,525            (0.03)
                                                                         -------           ----------          -------

         Diluted earnings per share
                  Income available to common stockholders plus
                    effect of dilutive securities                        $   995            2,667,783          $  0.37
                                                                         =======           ==========          =======

         There were options to purchase 5,000 shares of common stock at $28.00 per share which were outstanding during the three-month period ended June 30, 2002 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                                                 Six months ended June 30, 2002
                                                                                 ------------------------------
                                                                                            Weighted
                                                                          (000's)           Average
                                                                           Income           Shares            Per share
                                                                         (numerator)      (denominator)        Amount
                                                                         -----------      -------------       ---------
         Basic earnings per share
                  Income available to common stockholders                $ 2,280            2,466,561          $  0.92

         Effect of dilutive securities
                  Stock options                                                -              189,937            (0.06)
                                                                         -------            ---------          -------

         Diluted earnings per share
                  Income available to common stockholders plus
                    effect of dilutive securities                        $ 2,280            2,656,498          $  0.86
                                                                         =======            =========          =======


         There were options to purchase 5,000 shares of common stock at $28.00 per share which were outstanding during the six-month period ended June 30, 2002 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

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

     Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


     Three months ended June 30,                                      2003                 2002
     ----------------------------                                     ----                 ----

     Net income
              As reported                                            $  436               $  995
              Deduct: stock-based compensation expense
                  determinded using the fair value method, net
                  of related tax effects                                 11                   14
                                                                     ------               ------
              Pro forma                                              $  425               $  981
                                                                     ======               ======

     Basic earnings per share
              As reported                                            $ 0.17               $ 0.40
              Pro forma                                              $ 0.17               $ 0.40

     Diluted earnings per share
              As reported                                            $ 0.16               $ 0.37
              Pro forma                                              $ 0.16               $ 0.37


     Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $131,000 and $53,000 for the three-month periods ended June 30, 2003 and 2002, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7- STOCK BASED COMPENSATION (continued)


                    Six months ended June 30,                                      2003             2002
                    --------------------------                                     ----             ----
                    Net income
                             As reported                                         $ 1,215          $ 2,280
                             Deduct: stock-based compensation expense
                                   determined using the fair value method,
                                   net of related tax effects                         22               31
                                                                                 -------          -------
                             Pro forma                                           $ 1,193          $ 2,249
                                                                                 =======          =======

                    Basic earnings per share
                             As reported                                         $  0.49          $  0.92
                             Pro forma                                           $  0.48          $  0.92

                    Diluted earnings per share
                             As reported                                         $  0.45          $  0.86
                             Pro forma                                           $  0.45          $  0.85


         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $227,000 and $101,000 for the six-month periods ended June 30, 2003 and 2002, respectively.


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

Financial Condition

The Company's total assets at June 30, 2003 and December 31, 2002 were $712.6 million and $721.0 million, respectively, a decrease of $8.4 million, or 1.2%, during the six-month period. Cash and cash equivalents decreased by $62.9 million. Investment securities available for sale increased by $61.2 million, the net effect of the purchase of $91.2 million less the calls and maturities of $30.0 million of such securities. Investment securities held to maturity decreased by $1.8 million due to calls and maturities of such securities. Mortgage-backed securities available for sale increased by $21.9 million as $65.8 million in purchases of such securities more than off-set the $1.0 million decrease in unrealized gains plus the sale of $14.4 million and the principal pay-downs of $27.4 million received from these securities. Mortgage-backed securities held to maturity decreased by $18.8 million due to the high rate of prepayments of the mortgages underlying these pass-through securities. Similarly, high prepayments of existing mortgages in the loans receivable portfolio caused a decrease of $85.9 million in loans receivable. Offsetting this reduction in existing loans receivable was the origination of $55.2 million in predominately consumer and single-family residential mortgage loans, and the purchase of $21.9 million in newly originated, single-family residential mortgage loans.

Total liabilities decreased by $9.4 million. Deposit growth during the first six months of 2003 was $5.6 million. Non-interest bearing demand deposits grew by $2.3 million while savings, money market, and interest-bearing checking accounts increased by a combined $7.6 million. Certificates of deposit decreased by $4.3 million. Advances from the Federal Home Loan Bank decreased by $15.0 million due to scheduled maturity of advances.

Total consolidated stockholders' equity of the Company was $63.9 million or 8.96% of assets at June 30, 2003. During the first half of 2003 the Company did not repurchase any shares of its common stock and issued 72,717 shares pursuant to the exercise of stock options. As of June 30, 2003, there were approximately 114,000 shares available for repurchase under the previously announced share repurchase plan, and the Company will continue to repurchase shares as share availability and market conditions permit.

Asset Quality

During the first half of 2003 the Company completed foreclosure proceedings on two related parcels of commercial real estate with a combined loan balance of $1.7 million. These loans were non-performing at December 31, 2002. These parcels have been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $1.7 million and are included in other assets in the statement of financial condition at June 30, 2003. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first half of 2003.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                        June 30,    December 31,   June 30,
                                                        --------    ------------   --------
                                                          2003          2002         2002
                                                          ----          ----         ----
Non-performing loans                                     $2,231        $3,822       $3,925
Ratio of non-performing loans to gross loans               0.62%         1.03%        1.10%
Ratio of non-performing loans to total assets              0.31%         0.53%        0.54%
Foreclosed property                                      $1,857        $   84            -
Foreclosed property to total assets                        0.26%         0.01%        0.00%
Ratio of total non-performing assets to total assets       0.57%         0.54%        0.54%


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

                                                 2003           2002
                                                 ----           ----
Beginning balance, January 1,                  $2,047         $1,972

Provision                                         180            688

Less: charge-off's (recoveries), net              304            765
                                               ------         ------
Ending balance, June 30,                       $1,923         $1,895
                                               ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net Income. The Company recorded net income of $436,000, or $0.16 per diluted share, for the three months ended June 30, 2003 as compared to $995,000, or $0.37 per diluted share, for the three months ended June 30, 2002.

Average Balance Sheet

The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.

                                                                          Three months ended June 30,
                                                                 2003                                    2002
                                                  ----------------------------------      ---------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest     Yld/Cost
                                                  -------     --------      --------      -------     --------     --------
                                                                         (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $363,906    $5,625      6.20%       $360,448      $ 6,429         7.15%
    Mortgage-backed securities.................     172,259     1,845      4.30%        212,146        3,188         6.03%
    Investment securities......................      76,608       518      2.71%         49,845          565         4.55%
    Other interest-earning assets(2)...........      64,376       168      1.05%         64,617          271         1.68%
                                                   --------    ------                  --------      -------
      Total interest-earning assets............     677,149     8,156      4.83%        687,056       10,453         6.10%
                                                               ------                                -------
Non interest-earning assets....................      35,748                              34,628
                                                   --------                            --------
      Total assets.............................    $712,897                            $721,684
                                                   ========                            ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $446,212     1,824      1.64%       $432,918        2,707         2.51%
    Advances from the FHLB and other
               Borrowings......................     197,249     2,701      5.49%        222,359        3,071         5.54%
                                                   --------    ------                  --------      -------
      Total interest-bearing liabilities.......     643,461     4,525      2.82%        655,277        5,778         3.54%
                                                               ------                                -------
Non interest-bearing liabilities...............       6,266                               7,879
                                                   --------                            --------
      Total liabilities........................     649,727                             663,156
Stockholders' equity...........................      63,170                              58,528
                                                   --------                            --------
      Total liabilities and
        stockholders' equity..................     $712,897                            $721,684
                                                   ========                            ========
Net interest income............................                $3,631                                $ 4,675
                                                               ======                                =======
Interest rate spread (3).......................                            2.01%                                     2.56%
Net yield on interest-earning assets (4).......                            2.15%                                     2.73%

Ratio of average interest-earning assets to
  average interest bearing liabilities.........                             105%                                      105%



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


                                                                      Three months ended
                                                                           June 30,
                                                                        2003 vs. 2002
                                                         -------------------------------------------
                                                                      Increase (decrease)
                                                                            due to
                                                         -------------------------------------------
                                                           Volume          Rate              Net
                                                         -------------------------------------------
     Interest income:

          Loans receivable, net                          $   408          $(1,212)        $  (804)

          Mortgage-backed securities                        (531)            (812)         (1,343)

          Investment securities                            1,017           (1,064)            (47)

          Other interest-earning assets                       (1)            (102)           (103)
                                                         -------------------------------------------
             Total interest-earning assets
                                                             893           (3,190)         (2,297)
                                                         ===========================================

     Interest expense:

          Deposits                                           541           (1,424)           (883)

          Advances from the FHLB and other borrowings       (344)             (26)           (370)
                                                         -------------------------------------------
             Total interest-bearing liabilities
                                                             197           (1,450)         (1,253)
                                                         ===========================================
     Net change in net interest income                      (696)         $(1,740)        $(1,044)
                                                         ===========================================



Total Interest Income. Total interest income decreased by $2.3 million or 22.0% to $8.1 million for the three months ended June 30, 2003 compared with the second quarter of 2002 primarily because of the consequences of record low market interest rates. As a result, during the past year the Bank's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans were refinanced by borrowers at lower rates, or away from the Bank, resulting in large pay-downs of higher yielding loans. In addition, the interest rates on the Bank's adjustable rate loans adjusted downward. Furthermore, the rate earned on Company's cash and cash equivalents were substantially lower during the 2003 period.

Total Interest Expense. Total interest expense decreased by $1.3 million to $4.5 million for the three-month period ended June 30, 2003. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, the Bank lowered the interest rates paid on several of its other deposit products in order to keep them in line with short term market interest rates and the Bank's competitors.

Non-interest income. Total non-interest income was $648,000 for the three-month period ended June 30, 2003 compared with $466,000 for the same period in 2002. The increase is primarily due to $79,000 in gains on sales of mortgage-backed securities available for sale during the second quarter of 2003 while there were no such sales during the 2002 period. In addition, retail banking fees were $103,000 higher due in large part to a $70,000 increase in commercial loan prepayment fees and a $33,000 increase in overdraft fees.

Non-interest expense. Total non-interest expense increased by $293,000 to $3.5 million for the three months ended June 30, 2003 compared to the same period in 2002. The increase in operating expense was associated with the opening of a new branch location in Philadelphia during the early part of 2003. Benefits expenses also were higher by $78,000 due to the cost of the Corporation's employee stock ownership plan where the cost of shares released is impacted by the higher share price during the second quarter of 2003 compared with 2002. In addition, the Corporation's loan origination expense were $33,000 higher during the second quarter of 2003, corresponding to an increase in loans originated to $31.3 million compared with $7.8 million during the second quarter of 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net Income. The Company recorded net income of $1,215,000, or $0.45 per diluted share, for the six months ended June 30, 2003 as compared to $2,280,000, or $0.86 per diluted share, for the six months ended June 30, 2002.

Average Balance Sheet

The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.

                                                                           Six months ended June 30,
                                                                 2003                                    2002
                                                  ----------------------------------      ----------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $365,226   $11,676         6.45%     $366,435      $13,160         7.24%
    Mortgage-backed securities.................     167,985     3,697         4.44%      206,999        6,248         6.09%
    Investment securities......................      66,670     1,026         3.10%       48,921        1,152         4.75%
    Other interest-earning assets(2)...........      79,297       414         1.05%       59,225          480         1.63%
                                                   --------   -------                   --------      -------
      Total interest-earning assets............     679,179    16,813         4.99%      681,580       21,040         6.23%
                                                              -------                                 -------
Non interest-earning assets....................      35,355                               35,084
                                                   --------                             --------
      Total assets.............................    $714,534                             $716,664
                                                   ========                             ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $444,459     3,868         1.75%     $428,105        5,537         2.61%
    Advances from the FHLB and other
               Borrowings......................     200,619     5,480         5.51%      222,359        6,108         5.54%
                                                   --------   -------                   --------      -------
      Total interest-bearing liabilities.......     645,078     9,348         2.92%      650,464       11,645         3.61%
                                                              -------                                 -------
Non interest-bearing liabilities...............       6,344                                7,844
                                                   --------                             --------
      Total liabilities........................     651,422                              658,308
Stockholders' equity...........................      63,112                               58,356
                                                   --------                             --------
      Total liabilities and
        stockholders' equity...................    $714,534                             $716,664
                                                   ========                             ========
Net interest income............................               $ 7,465                                 $ 9,395
                                                              =======                                 =======
Interest rate spread (3).......................                               2.07%                                   2.62%
Net yield on interest-earning assets (4).......                               2.22%                                   2.78%

Ratio of average interest-earning assets to
average interest bearing liabilities...........                                105%                                    105%


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

                                                                                     Six months ended
                                                                                         June 30,
                                                                                      2003 vs. 2002
                                                                   ------------------------------------------------------
                                                                                    Increase (decrease)
                                                                                          due to
                                                                   -----------------------------------------------
                                                                         Volume            Rate             Net
                                                                   -----------------------------------------------
     Interest income:

          Loans receivable, net                                         $   (43)        $ (1,441)       $ (1,484)

          Mortgage-backed securities                                     (1,047)          (1,504)         (2,551)

          Investment securities                                             759             (885)           (126)

          Other interest-earning assets                                     304             (370)            (66)
                                                                   -----------------------------------------------
             Total interest-earning assets
                                                                            (27)          (4,200)         (4,227)
                                                                   ===============================================

     Interest expense:

          Deposits                                                          589           (2,258)         (1,669)

          Advances from the FHLB and other borrowings                      (594)             (34)           (628)
                                                                   -----------------------------------------------
             Total interest-bearing liabilities
                                                                             (5)          (2,292)         (2,297)
                                                                   ===============================================

     Net change in net interest income                                  $   (22)        $ (1,908)       $ (1,930)
                                                                   ===============================================


Total Interest Income. Total interest income decreased by $4.2 million or 20.0% to $16.8 million for the six months ended June 30, 2003 compared with the first half of 2002 primarily because of the consequences of record low market interest rates. As a result, during the past year the Bank's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans were refinanced by borrowers at lower rates, or away from the Bank, resulting in large pay-downs of higher yielding loans. In addition, the interest rates on the Bank's adjustable rate loans adjusted downward. Furthermore, the rate earned on Company's cash and cash equivalents were substantially lower during the 2003 period.

Total Interest Expense. Total interest expense decreased by $2.3 million to $9.3 million for the six-month period ended June 30, 2003. The interest expense increase due to an increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, the Bank lowered the interest rates paid on several of its other deposit products in order to keep them in line with short-term market interest rates and the Bank's competitors.

Non-interest income. Total non-interest income was $1,732,000 for the six-month period ended June 30, 2003 compared with $1,006,000 for the same period in 2002. The increase is primarily due to $585,000 in gains on sales of mortgage-backed securities available for sale during the second quarter of 2003 while there were no such sales during the 2002 period. In addition, retail banking fees were $134,000 higher due in large part to a $94,000 increase in commercial loan prepayment fees and a $52,000 increase in overdraft fees.

Non-interest expense. Total non-interest expense increased by $612,000 to $7.3 million for the six months ended June 30, 2003 compared to the same period in 2002. Compensation and benefits expense was higher during the 2003 period due to a $93,000 one time reduction in pension expense during the first quarter of 2002 caused by participants who had very high balances leaving the plan. Benefits expenses also were higher by $126,000 due to the cost of the Corporation's employee stock ownership plan where the cost of shares released is impacted by the higher share price during the first half of 2003 compared with 2002. Occupancy and equipment expense increased in part because maintenance expenses were unusually high during the first quarter of 2003 due to inclement weather. In addition, the Corporation's loan origination expense were $64,000 higher during the first six months of 2003, corresponding to an increase in loans originated to $55.3 million compared with $17.8 million during the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during six-month period ended June 30, 2003 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2003, the Company had commitments outstanding under letters of credit of $1 million, commitments to originate loans of $30.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $31.2 million. There has been no material change during the six months ended June 30, 2003 in any of the Company's other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank is in compliance with all of its capital requirements as of June 30, 2003.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2003.


CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 30, 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made: as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company is presently evaluating this new standard but does not expect the adoption of SFAS No. 149 to have a material effect on the Company's financial condition or results of operations.

On May 15, 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Statement 150 affects three types of freestanding financial instruments: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect Statement 150 to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. OTHER INFORMATION

        None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.  Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant
               to  Section  302  of  the   Sarbanes-Oxley   Act  of  2002.

          32. Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on Form 8-K

          On July 24, 2003 the Company filed a Form 8-K wherein the Company included the press release announcing the Company's earnings for the second quarter of 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TF FINANCIAL CORPORATION




                                            /s/ Kent C. Lufkin
                                            ------------------
Date: August 13, 2003                       Kent C. Lufkin
      ---------------                       President and CEO
                                            (Principal Executive Officer)


                                            /s/ Dennis R. Stewart
                                            ---------------------
Date: August 13, 2003                       Dennis R. Stewart
      ---------------                       Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial &
                                               Accounting Officer)