Form 10-Q
period 2003-09-30
TF FINANCIAL CORP
filed 2003-11-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                               -------------------------------------------------
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No
                                                  ---          ---

         Indicate by check mark whether the registrant is an  accelerated  filer
as defined in Exchange Act Rule 12b-2.   YES       NO    X
                                             ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 7, 2003
                                                           ----------------


             Class                              Outstanding
   ---------------------------               ----------------
   $.10 par value common stock               2,809,364 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

         Item  1.  Consolidated Financial Statements                           3
         Item  2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12
         Item  3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                          21
         Item  4.  Controls and Procedures                                    21

PART II- OTHER INFORMATION

         Item  1.  Legal Proceedings                                          24
         Item  2.  Changes in Securities and Use of Proceeds                  24
         Item  3.  Defaults Upon Senior Securities                            24
         Item  4.  Other Information                                          24
         Item  5.  Exhibits and Reports on Form 8-K                           24


SIGNATURES                                                                    25

EXHIBITS

         31. Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                                       26

         32. Certification pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                                       28

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                     Unaudited        Audited
                                                                                    September 30,   December 31,
                                                                                        2003           2002
                                                                                        ----           ----
                                   Assets
Cash and cash equivalents                                                              $  6,106       $100,580
Certificates of deposit in other financial institutions                                     229            220
Investment securities available for sale - at fair value                                 11,416         27,243
Investment securities held to maturity (fair value of $10,935 and $15,187,
  respectively)                                                                          10,408         14,563
Mortgage-backed securities available for sale - at fair value                           102,362        115,243
Mortgage-backed securities held to maturity (fair value of $29,469 and
  $57,346, respectively)                                                                 28,110         54,592
Loans receivable, net                                                                   400,766        370,092
Federal Home Loan Bank stock - at cost                                                   11,260         11,424
Accrued interest receivable                                                               2,467          3,576
Core deposit intangible, net of accumulated amortization of $2,416 and
  $2,271, respectively                                                                      408            553
Goodwill                                                                                  4,324          4,324
Premises and equipment, net                                                               6,346          6,742
Other assets                                                                             20,480         11,880
                                                                                       --------       --------
                                Total assets                                           $604,682       $721,032
                                                                                       ========       ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $454,748       $442,558
   Advances from the Federal Home Loan Bank                                              87,100        207,359
   Advances from borrowers for taxes and insurance                                        1,122          1,330
   Accrued interest payable                                                               2,518          2,897
   Other liabilities                                                                      5,020          4,048
                                                                                       --------       --------
                              Total liabilities                                         550,508        658,192
                                                                                       --------       --------
Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock,  $0.10  par  value;  10,000,000  shares  authorized,
       5,290,000 issued;  2,579,272 and 2,482,586 shares outstanding at September 30, 2003 and December 31, 2002, net of treasury
       shares of 2,485,896 and 2,567,268, respectively.                                     529            529
   Retained earnings                                                                     51,497         59,978
   Additional paid-in capital                                                            51,384         51,647
   Unearned ESOP shares                                                                  (2,249)        (2,401)
   Treasury stock - at cost                                                             (47,262)       (48,809)
   Accumulated other comprehensive income                                                   275          1,896
                                                                                       --------       --------
                         Total stockholders' equity                                      54,174         62,840
                                                                                       --------       --------

                  Total liabilities and stockholders' equity                           $604,682       $721,032
                                                                                       ========       ========

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                      For Three Months        For Nine Months
                                                                      Ended September 30,    Ended September 30,
                                                                      --------------------   --------------------
                                                                        2003        2002       2003        2002
                                                                      --------    --------   --------    --------
Interest income
   Loans                                                              $  5,660     $ 6,238  $ 17,336     $ 19,398
   Mortgage-backed securities                                            1,621       2,872     5,318        9,120
   Investment securities                                                   505         608      1,531       1,760
   Interest bearing deposits and other                                      49         320        463         800
                                                                      --------    --------   --------    --------
       Total interest income                                             7,835      10,038     24,648      31,078
                                                                      --------    --------   --------    --------
Interest expense
   Deposits                                                              1,638       2,565      5,506       8,102
   Advances from the Federal Home Loan Bank and other borrowings         2,078       3,059      7,558       9,167
                                                                      --------    --------   --------    --------
       Total interest expense                                            3,716       5,624     13,064      17,269
                                                                      --------    --------   --------    --------
       Net interest income                                               4,119       4,414     11,584      13,809
Provision for loan losses                                                   90         150        270         838
                                                                      --------    --------   --------    --------
       Net interest income after provision for loan losses               4,029       4,264     11,314      12,971
                                                                      --------    --------   --------    --------

Non-interest income
   Service fees, charges and other operating income                        435         433      1,320       1,179
   Bank-owned life insurance                                               154         130        416         390
   Gain (loss) on sale of investment and mortgage-backed                  (377)        419        208         419
     securities available for sale
   Gain on sale of real estate                                             110           -        110           -
                                                                      --------    --------   --------    --------
       Total non-interest income                                           322         982      2,054       1,988
                                                                      --------    --------   --------    --------
Non-interest expense
   Compensation and benefits                                             1,996       1,945      6,056       5,790
   Occupancy and equipment                                                 675         570      1,905       1,724
   Federal deposit insurance premium                                        18          18         55          56
   Professional fees                                                       110         119        428         304
   Amortization of core deposit intangible                                  49          58        145         174
   Advertising                                                             138         110        413         330
   Debt prepayment fee                                                  13,765           -     13,765           -
   Other operating                                                         727         613      2,049       1,781
                                                                      --------    --------   --------    --------
       Total non-interest expense                                       17,478       3,433     24,816      10,159
                                                                      --------    --------   --------    --------
       Income (loss) before income taxes                               (13,127)      1,813    (11,448)      4,800
Income tax expense (benefit)                                            (4,562)        438     (4,098)      1,145
                                                                      --------    --------   --------    --------
       Net income (loss)                                              $ (8,565)   $  1,375   $ (7,350)   $  3,655
                                                                      ========    ========   ========    ========

Basic earnings per share                                              $  (3.33)   $   0.55   $  (2.91)   $   1.48
Diluted earnings per share                                            $  (3.33)   $   0.52   $  (2.91)   $   1.38

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                       2003         2002
                                                                                    ---------    ---------
Cash flows from operating activities
Net income (loss)                                                                   $  (7,350)   $   3,655
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                    11           10
         Deferred loan origination fees                                                  (174)        (198)
         Premiums and discounts on investment securities, net                             150           93
         Premiums and discounts on mortgage-backed securities and loans, net            1,642          417
         Amortization of core deposit intangible                                          145          174
Provision for loan losses                                                                 282          838
Depreciation of premises and equipment                                                    809          760
Recognition of ESOP and MSBP expenses                                                     427          204
Gain on sale of investment and mortgage-backed securities available for sale             (208)        (419)
Gain on sale of real estate                                                              (123)         (60)
Increase in value of bank-owned life insurance                                           (416)        (390)
(Increase) decrease in:
         Accrued interest receivable                                                    1,109          219
         Other assets                                                                  (5,012)         715
Increase (decrease) in:
         Accrued interest payable                                                        (379)         114
         Other liabilities                                                              1,807       (1,188)
                                                                                    ---------    ---------
         Net cash provided (used) by operating activities                              (7,280)       4,944
                                                                                    ---------    ---------

Cash flows  from investing activities
Loan originations                                                                    (131,604)     (48,234)
Purchases of loans                                                                    (23,035)     (27,188)
Loan principal payments                                                               121,646      102,539
Proceeds from sale of investment securities available for sale                         70,753            -
Proceeds from sale of mortgage-backed securities available for sale                    24,440       17,427
Purchases of mortgage-backed securities available for sale                            (65,873)     (67,997)
Purchase of mortgage-backed securities held to maturity                                     -       (1,139)
Purchase of investment securities available for sale                                  (95,737)      (6,453)
Purchase of investment securities held to maturity                                          -       (6,821)
Proceeds from maturities of investment securities held to maturity                      4,105        2,060
Proceeds from maturities of investment securities available for sale                   40,000        2,000
Principal repayments from mortgage-backed securities held to maturity                  26,533       29,843
Principal repayments from mortgage-backed securities available for sale                51,451       22,762
Purchase of bank-owned life insurance                                                  (1,500)           -
Purchase of certificates of deposit in other financial institutions                        (9)          (5)
Purchases and redemptions of Federal Home Loan Bank stock, net                            164          250
Proceeds from sales of real estate                                                        473          275
Purchase of real estate held for investment                                                (5)        (765)
Purchase of premises and equipment                                                       (597)        (158)
                                                                                    ---------    ---------
         Net cash provided by (used in) investing activities                           21,205       18,396
                                                                                    ---------    ---------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                           For the nine months ended
                                                                                September 30,
                                                                               2003         2002
                                                                            ---------    ---------
Cash flows from financing activities
Net increase in deposits                                                       12,190       16,070
Net decrease in advances from Federal Home Loan Bank                         (120,259)      (5,000)
Net decrease in advances from borrowers for taxes and insurance                  (208)        (344)
Exercise of stock options                                                       1,009          249
Purchase of treasury stock, net                                                     -         (376)
Common stock cash dividend                                                     (1,131)      (1,110)
                                                                            ---------    ---------
         Net cash provided by (used in) financing activities                 (108,399)       9,489
                                                                            ---------    ---------

         Net (decrease) increase in cash and cash equivalents                 (94,474)      32,829

Cash and cash equivalents at beginning of period                              100,580       69,139
                                                                            ---------    ---------

Cash and cash equivalents at end of period                                  $   6,106    $ 101,968
                                                                            =========    =========

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                  $  13,443    $  17,155
         Income taxes                                                       $     250    $   1,600
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure   $   1,857    $     269

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements as of September 30, 2003 (unaudited) and December 31, 2002 and for the nine-month periods ended September 30, 2003 and 2002 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation, Penns Trail Development Corporation and Teragon Financial Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE 3 - CONTINGENCIES
         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME
         The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income (loss) for the three-month periods ended September 30, 2003 and 2002 was $(9,578,000) and $1,682,000, net
         of applicable income tax of $(5,084,000) and $596,000, respectively. Total comprehensive income (loss) for the nine-month periods ended September 30, 2003 and 2002 was $(8,971,000) and $5,416,000, net of
         applicable income tax of $(4,933,000) and $2,052,000, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE

                                                                         Three months ended September 30, 2003
                                                                         -------------------------------------
                                                                                          Weighted
                                                                        (000's)           Average
                                                                        Income             Shares            Per share
                                                                      (numerator)       (denominator)          Amount
                                                                      -----------       -------------          ------
         Basic earnings per share
                  Income available to common stockholders              $ (8,565)            2,571,947         $  (3.33)

         Effect of dilutive securities
                  Stock options                                               -                     -                -
                                                                       --------             ---------         --------
         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                        $ (8,565)            2,571,947         $  (3.33)
                                                                       ========             =========         ========


                                                                            Nine months ended September 30, 2003
                                                                            ------------------------------------
                                                                                          Weighted
                                                                        (000's)           Average
                                                                        Income             Shares             Per share
                                                                     (numerator)        (denominator)           Amount
                                                                     -----------        -------------           ------
         Basic earnings per share
                  Income available to common stockholders              $ (7,350)            2,525,970         $  (2.91)

         Effect of dilutive securities
                  Stock options                                               -                     -                -
                                                                       --------             ---------         --------

         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                        $ (7,350)            2,525,970         $  (2.91)
                                                                       ========             =========         ========

There were no options included in the calculation of diluted earnings per share for the quarter and year to date periods ended September 30, 2003 because such securities would be anti-dilutive.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE (continued)

                                                                         Three months ended September 30, 2002
                                                                         -------------------------------------
                                                                                          Weighted
                                                                        (000's)           Average
                                                                        Income             Shares            Per share
                                                                      (numerator)       (denominator)          Amount
                                                                      -----------       -------------          ------
         Basic earnings per share
                  Income available to common stockholders              $  1,375             2,478,252         $   0.55

         Effect of dilutive securities
                  Stock options                                               -               170,152            (0.03)
                                                                       --------             ---------         --------
         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                        $  1,375             2,648,404         $   0.52
                                                                       ========             =========         ========

         There were options to purchase 15,000 shares of common stock at $28.00 per share which were outstanding during the three-month period ended September 30, 2002 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.


                                                                            Nine months ended September 30, 2002
                                                                            ------------------------------------
                                                                                          Weighted
                                                                        (000's)           Average
                                                                        Income             Shares             Per share
                                                                     (numerator)        (denominator)           Amount
                                                                     -----------        -------------           ------
         Basic earnings per share
                  Income available to common stockholders              $  3,655)            2,470,501         $   1.48

         Effect of dilutive securities
                  Stock options                                               -              1183,269            (0.10)
                                                                       --------             ---------         --------

         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                        $  3,655             2,653,770         $   1.38
                                                                       ========             =========         ========


         There were options to purchase 20,000 shares of common stock at $28.00 per share which were outstanding during the nine-month period ended September 30, 2002 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6- STOCK BASED COMPENSATION
         The Company has several fixed stock option plans. The Company's employee stock option plans are accounted for using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS No. 123. No stock-based compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

          Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

           Three months ended September 30,                              2003         2002
           ---------------------------------                             ----         ----
           Net income
                    As reported                                      $(8,565)      $ 1,375
                    Deduct: stock-based compensation expense
                    determined using the fair value method, net of
                    related tax effects                                   17            14
                                                                     -------        ------
                    Pro forma                                        $(8,582)       $1,361
                                                                     =======        ======

           Basic earnings per share
                    As reported                                       $(3.33)       $ 0.55
                    Pro forma                                         $(3.34)       $ 0.55

           Diluted earnings per share
                    As reported                                       $(3.33)       $ 0.52
                    Pro forma                                         $(3.34)       $ 0.52

         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $140,000 and $53,000 for the three-month periods ended September 30, 2003 and 2002, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6- STOCK BASED COMPENSATION (continued)

                    Nine months ended September 30,                             2003                 2002
                    --------------------------------                            ----                 ----
                    Net income
                             As reported                                    $(7,350)               $3,655
                             Deduct: stock-based compensation expense
                             determined using the fair value method, net of
                             related tax effects                                 39                    45
                                                                            -------               -------
                             Pro forma                                      $(7,389)              $ 3,610
                                                                            =======               =======

                    Basic earnings per share
                             As reported                                     $(2.91)               $ 1.48
                             Pro forma                                       $(2.93)               $ 1.46

                    Diluted earnings per share
                             As reported                                     $(2.91)               $ 1.38
                             Pro forma                                       $(2.93)               $ 1.37

         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $368,000 and $147,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.


NOTE 7- RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Financial Condition

The Company's total assets at September 30, 2003 and December 31, 2002 were $604.7 million and $721.0 million, respectively, a decrease of $116.3 million, or 16.1%, during the nine-month period. This decrease in total assets is a direct result of a debt refinancing transaction, which occurred during the third quarter of 2003. At that time, the Company completed a series of transactions that resulted in the repayment and refinancing of $187.4 million of Federal Home Loan Bank borrowings which carried a weighted average interest rate of 5.46%. $80 million of these borrowings were refinanced at 3.23%, the remaining $107.4 million was repaid. A portion of the funds used to repay these borrowings came from the sale of $79.7 million of investment securities and mortgage-backed securities, which had been yielding a 1.93%. Over the nine-month period, cash and cash equivalents were reduced by $94.5 million due to the purchase of higher yielding investment and mortgage-backed securities and the use of these funds to originate loans. In addition, $41.8 million of cash and cash equivalents were used in the Federal Home Loan Bank debt refinancing transaction described above. Investment securities available for sale decreased by $15.8 million, the net effect of the sales, calls and maturities of $110.5 million and a decline of $0.1 million in the market value which were offset by the purchase of $95.7 million of such securities. Investment securities held to maturity decreased by $4.2 million due to calls and maturities of such securities. Mortgage-backed securities available for sale decreased by $12.9 million resulting from sales of $24.0 million, principal repayments of $51.5 million, a decline of $2.0 million in unrealized gains and $1.3 million of premium amortization, which were off-set by purchases of $65.9 million. Mortgage-backed securities held to maturity decreased by $26.5 million due to the high rate of prepayments of the mortgages underlying these pass-through securities. The Company's loan receivable portfolio at September 30, 2003 was $400.7 million, a $30.7 million or 8.3% increase since December 31, 2002, and a $41.5 million or 11.6% increase during the third quarter. During the first nine months of 2003, there were $121.6 million of prepayments of existing mortgages in the loans receivable portfolio; however, offsetting this reduction was the origination of $131.6 million in predominately consumer and single-family residential mortgage loans, and the purchase of $23.0 million in newly originated, single-family residential mortgage loans. Other assets increased by $8.6 million during the nine-month period as a result of a $4.9 million federal income tax receivable resulting from a net operating loss carryback, additions to foreclosed property of $1.8 million, and additions to bank-owned life insurance of $1.5 million.

Total liabilities decreased by $107.7 million. Deposit growth during the first nine months of 2003 was $12.1 million. Non-interest bearing demand deposits grew by $6.1 million while savings, money market, and interest-bearing checking accounts increased by a combined $9.3 million. Certificates of deposit decreased by $3.2 million. Advances from the Federal Home Loan Bank decreased by $120.3 million as a consequence of the repayment of $187.4 million and the maturity of $20 million of such advances. Offsetting these reductions were new borrowings of $87.1 million.

Total consolidated stockholders' equity of the Company was $54.2 million or 8.96% of total assets at September 30, 2003. During the first three-quarters of 2003 the Company did not repurchase any shares of its common stock and issued 80,372 shares pursuant to the exercise of stock options. As of September 30, 2003, there were approximately 114,000 shares available for repurchase under the previously announced share repurchase plan.


Asset Quality

During the nine-month period ended September 30, 2003, the Company completed foreclosure proceedings on two related parcels of commercial real estate with a combined loan balance of $1.7 million. These loans were non-performing at December 31, 2002. These parcels have been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $1.7 million and are included in other assets in the statement of financial condition at September 30, 2003. Management of the Company believes that there has not been any significant deterioration in its asset quality during such period.

The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                        September 30,    December 31,    September 30,
                                                        -------------    ------------    -------------
                                                            2003             2002            2002
                                                            ----             ----            ----
Non-performing loans                                      $2,905           $3,822          $3,275
Ratio of non-performing loans to gross loans                0.72%           1.03%            0.93%
Ratio of non-performing loans to total assets               0.48%           0.53%            0.45%
Foreclosed property                                       $1,763           $  84           $   84
Foreclosed property to total assets                         0.29%           0.01%            0.01%
Ratio of total non-performing assets to total assets        0.77%           0.54%            0.46%


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

                                                2003           2002
                                               ------         ------
Beginning balance, January 1,                  $2,047         $1,972
Provision                                         270            838
Less: charge-off's (recoveries), net              345            850
                                               ------         ------
Ending balance, September 30,                  $1,972         $1,960
                                               ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income. The Company recorded a net loss of $8,565,000, or $3.33 per diluted share, for the three months ended September 30, 2003 as compared to net income of $1,375,000, or $0.52 per diluted share, for the three months ended September 30, 2002.

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

                                                                       Three months ended September 30,
                                                                       --------------------------------
                                                                 2003                                    2002
                                                                 ----                                    ----
                                                    ----------------------------------      ----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $381,005       $5,660         5.89%     $348,675      $ 6,238         7.10%
    Mortgage-backed securities.................     155,260        1,621         4.14%      205,729        2,872         5.54%
    Investment securities......................      85,847          505         2.33%       54,051          608         4.46%
    Other interest-earning assets(2)...........      21,685           49         0.90%       80,811          320         1.57%
                                                   --------       ------                   --------      -------
      Total interest-earning assets............     643,797        7,835         4.83%      689,266       10,038         5.78%
                                                                  ------                                 -------
Non interest-earning assets....................      33,670                                  34,176
                                                   --------                                --------
      Total assets.............................    $677,467                                $723,442
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposits...................................    $452,145        1,638         1.44%     $436,272        2,565         2.33%
    Advances from the FHLB and
      other borrowings.........................     158,357        2,078         5.21%      218,989        3,059         5.54%
                                                   --------       ------                   --------      -------
      Total interest-bearing liabilities.......     610,502        3,716         2.42%      655,261        5,624         3.41%
                                                                  ------                                 -------
Non interest-bearing liabilities...............       3,661                                   6,908
                                                   --------                                --------
      Total liabilities..........................   614,163                                 662,169
Stockholders' equity...........................      63,304                                  61,273
                                                   --------                                --------
   Total liabilities and stockholders' equity....  $677,467                                $723,442
                                                   ========                                ========
Net interest income............................                   $4,119                                 $ 4,414
                                                                  ======                                 =======
Interest rate spread (3).......................                                  2.41%                                   2.37%
Net yield on interest-earning assets (4).......                                  2.54%                                   2.54%
Ratio of average interest-earning assets to
  average interest bearing liabilities.........                                   105%                                    105%

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

                                                              Three months ended
                                                                 September 30,
                                                                 2003 vs. 2002
                                                        --------------------------------
                                                              Increase (decrease)
                                                                     due to
                                                        --------------------------------
                                                         Volume       Rate         Net
                                                        --------------------------------
     Interest income:
          Loans receivable, net                         $ 2,763    $(3,341)    $  (578)
          Mortgage-backed securities                       (617)      (634)     (1,251)
          Investment securities                           1,214     (1,317)       (103)
          Other interest-earning assets                    (171)      (100)       (271)
                                                        --------------------------------
             Total interest-earning assets                3,189     (5,392)     (2,203)
                                                        ================================
     Interest expense:
          Deposits                                          596     (1,523)       (927)
          Advances from the FHLB and other borrowings      (805)      (176)       (981)
                                                        --------------------------------
             Total interest-bearing liabilities            (209)    (1,699)     (1,908)
                                                        ================================
     Net change in net interest income                  $ 3,398    $(3,693)    $  (295)
                                                        ================================

Total Interest Income. Total interest income decreased by $2.2 million or 21.9% to $7.8 million for the three months ended September 30, 2003 compared with the third quarter of 2002 primarily because of the consequences of record low market interest rates. As a result, during the past year the Bank's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans were refinanced by borrowers at lower rates, or away from the Bank, resulting in large pay-downs of higher yielding loans. In addition, the interest rates on the Bank's adjustable rate loans adjusted downward. Furthermore, the rate earned on Company's cash and cash equivalents was substantially lower during the 2003 period.

Total Interest Expense. Total interest expense decreased by $1.9 million to $3.7 million for the three-month period ended September 30, 2003 compared with the third quarter of 2002. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, the Bank lowered the interest rates paid on several of its other deposit products in order to keep them in line with short-term market interest rates and the Bank's competitors. The repayment and refinancing of the Federal Home Loan Bank Advances toward the end of the third quarter of 2003 also contributed to the overall reduction of interest expense.

Non-interest income. Total non-interest income was $322,000 for the three-month period ended September 30, 2003 compared with $982,000 for the same period in 2002. The decrease is primarily due to $377,000 in net losses on sales of mortgage-backed securities and investment securities available for sale during the third quarter of 2003 while, conversely, there were gains of $419,000 on such gains during the same period in 2002. In addition, the Company recorded a gain of $110,000 during the third quarter of 2003 on the sale of real estate. The income from the Company's bank-owned life insurance was $27,000 higher for the third quarter 2003 as compared with the same quarter in 2002 because of additional purchases of bank-owned life insurance at the end of the second quarter of 2003.

Non-interest expense. Total non-interest expense increased by $14.0 million to $17.5 million for the three months ended September 30, 2003 compared to the same period in 2002. The increase in non-interest expense was associated with the a debt prepayment fee of $13.8 million paid as a result the repayment of Federal Home Loan Bank borrowings. Also, compensation and benefit expenses were higher by $51,000 due to amounts paid to the retiring president of the Company as well as increased costs associated with the Company's employee stock ownership plan which is impacted by the higher share price during the third quarter of 2003 compared with 2002. Occupancy and equipment expense was higher during the third quarter of 2003 compared to 2002 by an additional $62,000 due to revisions in the useful lives of certain depreciable and amortizable assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income. The Company recorded a net loss of $7,350,000, or $2.91 per diluted share, for the nine months ended September 30, 2003 as compared to net income of $3,655,000, or $1.38 per diluted share, for the nine months ended September 30, 2002.

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

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                 2003                                    2002
                                                    --------------------------------        -------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $370,543      $17,336         6.26%     $360,215      $19,398         7.20%
    Mortgage-backed securities.................     163,697        5,318         4.34%      206,506        9,120         5.90%
    Investment securities......................      73,131        1,531         2.80%       50,650        1,760         4.65%
    Other interest-earning assets(2)...........      59,882          463         1.03%       66,499          800         1.61%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     667,253       24,648         4.94%      683,870       31,078         6.08%
                                                                 -------                                 -------
Non interest-earning assets....................      34,789                                  34,890
                                                   --------                                --------
      Total assets.............................    $702,042                                $718,760
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposits...................................    $447,049        5,506         1.65%     $430,857        8,102         2.51%
    Advances from the FHLB and
      other borrowings.........................     186,377        7,558         5.42%      221,223        9,167         5.54%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities.......     633,426       13,064         2.76%      652,080       17,269         3.54%
                                                                 -------                                 -------
Non interest-bearing liabilities...............       5,439                                   7,340
                                                   --------                                --------
      Total liabilities..........................   638,865                                 659,420
Stockholders' equity...........................      63,177                                  59,340
                                                   --------                                --------
   Total liabilities and stockholders' equity....  $702,042                                $718,760
                                                   ========                                ========
Net interest income............................                  $11,584                                 $13,809
                                                                 =======                                 =======
Interest rate spread (3).......................                                  2.18%                                   2.54%
Net yield on interest-earning assets (4).......                                  2.32%                                   2.70%
Ratio of average interest-earning assets to
  average interest bearing liabilities.........                                   105%                                    105%


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

                                                              Nine months ended
                                                                September 30,
                                                                2003 vs. 2002
                                                        -------------------------------
                                                             Increase (decrease)
                                                                     Due to
                                                        -------------------------------
                                                         Volume       Rate        Net
                                                        -------------------------------
     Interest income:
          Loans receivable, net                         $   851    $(2,913)   $(2,062)
          Mortgage-backed securities                     (1,671)    (2,131)    (3,802)
          Investment securities                             866     (1,095)      (229)
          Other interest-earning assets                     (73)      (264)      (337)
                                                        -------------------------------
             Total interest-earning assets                  (27)    (6,403)    (6,430)
                                                        ===============================
     Interest expense:
          Deposits                                          479     (3,075)    (2,596)
          Advances from the FHLB and other borrowings    (1,471)      (192)    (1,609)
                                                        -------------------------------
             Total interest-bearing liabilities            (938)    (3,267)    (4,205)
                                                        ===============================
     Net change in net interest income                  $   914    $(3,136)   $(2,225)
                                                        ===============================

Total Interest Income. Total interest income decreased by $6.4 million or 20.7% to $24.6 million for the nine months ended September 30, 2003 compared with the corresponding period of 2002 primarily because of the consequences of record low market interest rates. As a result, during the past year the Bank's callable investment securities were called, higher coupon mortgage-related securities were paid down at an accelerated rate, and loans were refinanced by borrowers at lower rates, or away from the Bank, resulting in large pay-downs of higher yielding loans. In addition, the interest rates on the Bank's adjustable rate loans adjusted downward. Furthermore, the rate earned on Company's cash and cash equivalents was substantially lower during the 2003 period.

Total Interest Expense. Total interest expense decreased by $4.2 million to $13.1 million for the nine-month period ended September 30, 2003. The interest expense decrease reflects lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, the Bank lowered the interest rates paid on several of its other deposit products in order to keep them in line with short-term market interest rates and the Bank's competitors.

Non-interest income. Total non-interest income was $2,054,000 for the nine-month period ended September 30, 2003 compared with $1,988,000 for the same period in 2002. Net gains of $208,000 on the sale of investments and mortgage-backed securities available for sale were realized during the nine-month period of 2003 while $419,000 of such gains were realized during the 2002 period. Also, the Company reported a gain of $110,000 during this period of 2003 on the sale of real estate. Service fees, charges and other operating income were $131,000 higher during the 2003 period mainly due to a $42,000 increase in commercial loan prepayment fees and an $89,000 increase in overdraft fees. Income from the Company's bank-owned life insurance was $26,000 higher for the nine-month period of 2003 as compared with the same time frame in 2002 because of additional purchases of bank-owned life insurance at the end of the second quarter of 2003.

Non-interest expense. Total non-interest expense increased by $14.7 million to $24.8 million for the nine months ended September 30, 2003 compared to the same period in 2002. The increase in non-interest expense was mainly associated with the debt prepayment fee of $13.8 million paid as a result the repayment of Federal Home Loan Bank borrowings. Compensation and benefits expense was $266,000 higher during the 2003 period due, in part, to a $93,000 one time reduction in pension expense during the first quarter of 2002 caused by participants who had very high balances leaving the plan. Benefits expenses also reflect a $221,000 increase related to the cost of the Company's employee stock ownership plan where the cost of shares released is impacted by the higher share price during the first nine months of 2003 compared with 2002. Occupancy and equipment expense reflect an additional $62,000 caused by revisions in the useful lives of certain depreciable and amortizable assets. Also, maintenance expenses were unusually high during the first quarter of 2003 due to inclement weather. In addition, the Company's loan origination expenses were $74,000 higher during the first nine months of 2003, corresponding to an increase in loans originated of $131.6 million compared with $48.2 million during the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during nine-month period ended September 30, 2003 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2003, the Company had commitments outstanding under letters of credit of $1 million, commitments to originate loans of $28.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $40.6 million. There has been no material change during the nine months ended September 30, 2003 in any of the Company's other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2003.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2003.


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

On April 30, 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made: as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company's financial condition or results of operations.

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

In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer as a result of credit quality deterioration. The statement requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. This statement is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

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

               (b)  Reports on Form 8-K

                    On October 28, 2003 the Company filed a Form 8-K wherein the Company included the press release announcing the Company's earnings for the third quarter of 2003.

                    On September 12, 2003, the Company filed a Form 8-K wherein the company included a Press Release announcing the refinancing of certain debt of the Company's wholly-owned subsidiary, Third Federal Savings Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TF FINANCIAL CORPORATION





Date: November 13, 2003            /s/ Kent C. Lufkin
                                       -----------------------------------------
                                       Kent C. Lufkin
                                       President and CEO
                                       (Principal Executive Officer)



Date: November 13, 2003            /s/ Dennis R. Stewart
                                       -----------------------------------------
                                       Dennis R. Stewart
                                       Executive Vice President and
                                       Chief Financial Officer
                                      (Principal Financial & Accounting Officer)