Form 10-K
period 2003-12-31
TF FINANCIAL CORP
filed 2004-03-30
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    December 31, 2003
                          ------------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number: 0-24168

                            TF FINANCIAL CORPORATION
                       ----------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:         None
                                                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined
in Exchange Act Rule 12b-2. YES    NO X
                               ---   ---

     The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock as quoted on the Nasdaq System on June 30, 2003, was $65.6 million (2,106,969 shares at $31.115 per share).

     As of March 22, 2004 there were outstanding 2,885,502 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Business
-----------------

                             BUSINESS OF THE COMPANY

     On July 13, 1994, the Company consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Savings Bank (the "Bank") as part of the Bank's mutual-to-stock conversion. The Company was incorporated under Delaware law in March 1994. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company does not transact any material business other than through its direct and indirect subsidiaries:
Third Federal Savings Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2003, the Company had total assets of $607 million, total liabilities of $551 million and stockholders' equity of $56 million.

                              BUSINESS OF THE BANK

     The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association. The Bank's deposits are insured up to the maximum amount allowable by the FDIC.

     The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2003 the Bank operated fourteen branch offices in Bucks and Philadelphia counties, Pennsylvania and in Mercer County, New Jersey.

     The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 2003, one- to four-family residential mortgage loans totaled $277 million or 68% of the Bank's total loan portfolio. At that same date, the Bank had approximately $130 million or 21% of total assets invested in mortgage-backed securities and $25 million or 4% of total assets in investment securities. To a lesser extent, the Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has one subsidiary, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank.

Market Area

     The Bank offers a wide range of consumer and business products at its fourteen full service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, and Mercer County in New Jersey. Five of the branch offices are located in Bucks County., the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Six branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank's branches in this section of Philadelphia represent a deposit stronghold. The remaining three branches are in Mercer County, New Jersey which has an expanding population and represents another growth area for the Bank.

Competition

     The Bank faces varying degrees of competition from local thrift institutions and credit unions at its various branch locations. Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area. Commercial banks hold approximately 78% of the deposit market in Philadelphia County, 65% in Bucks County and 77% in Mercer County. The Bank's share of the deposit market in Philadelphia, Bucks and Mercer Counties is 0.7%, 1.6% and 1.2%, respectively.

Lending Activities

     General. The Bank's loan portfolio composition consists primarily of conventional adjustable-rate ("ARM") and fixed-rate first mortgage loans secured by one- to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 2003, the Bank's mortgage loans outstanding were $358 million, of which $277 million were secured by first mortgages on one- to four-family residential property. Of the one- to four-family residential mortgage loans outstanding at that date, 13% were ARM's and 87% were fixed-rate loans. Total ARM loans in the Bank's portfolio at December 31, 2003, amounted to $88 million or 22% of total loans. At that same date, commercial real estate and multi-family residential and construction loans totaled $74 million and $7 million, respectively.

     Consumer and other loans held by the Bank totaled $48 million or 12% of total loans outstanding at December 31, 2003, of which $25 million or 52% consisted of home equity and second mortgages. At that same date commercial business loans, leases and other loans totaled $15 million, $1 million and $7 million, respectively.

     The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                              At December 31,
                                         -----------------------------------------------------------------------------------------
                                               2003              2002              2001              2000              1999
                                         ----------------- ----------------- ----------------- ----------------- -----------------
                                                  Percent           Percent           Percent           Percent           Percent
                                          Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
                                         -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                                           (Dollars in thousands)
Loans:
 Mortgage loans
  One- to four-family .................  $276,849  68.22%  $227,953  61.33%  $222,016  58.42%  $211,065  57.89%  $168,057  58.00%
  Commercial real estate and
    multi-family ......................    74,109  18.26     85,493  23.00     93,572  24.62     77,486  21.25     65,346  22.55
  Construction ........................     6,591   1.62     12,026   3.23      9,824   2.59     13,950   3.82     12,074   4.16
                                         -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
       Total mortgage loans ...........   357,549  88.10    325,472  87.56    325,412  85.63    302,501  82.96    245,477  84.71
Consumer and other loans:
  Home equity and second mortgage .....    25,199   6.21     25,480   6.87     25,640   6.75     20,887   5.73     16,816   5.81
  Commercial business .................    15,185   3.74      8,005   2.15      9,285   2.44     14,630   4.01      9,339   3.22
  Leases ..............................     1,371   0.34      2,246   0.60      3,544   0.93      3,493   0.96      3,195   1.10
  Other ...............................     6,532   1.61     10,490   2.82     16,154   4.25     23,113   6.34     14,945   5.16
                                         -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
       Total consumer and other loans .    48,287  11.90     46,221  12.44     54,623  14.37     62,123  17.04     44,295  15.29
                                         -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
       Total loans ....................   405,836 100.00%   371,693 100.00%   380,035 100.00%   364,624 100.00%   289,772 100.00%
                                         -------- ======   -------- ======   -------- ======   -------- ======   -------- ======
Less:
  Unearned discount,(premium),
    deferred loan fees, net............      (924)             (446)              428             1,104              (124)
  Allowance for loan losses............     2,111             2,047             1,972             1,714             1,917
                                         --------          --------          --------          --------          --------
      Total loans, net......             $404,649          $370,092          $377,635          $361,806          $287,979
                                         ========          ========          ========          ========          ========

Mortgage-backed securities
 held-to-maturity:
  FHLMC................................  $  8,407  35.58%  $ 21,870  40.10%  $ 35,000  37.50%  $ 45,971  34.03%  $ 52,625  32.91%
  FNMA.................................     7,205  30.49     11,781  21.60     15,739  16.90     20,756  15.36     24,983  15.63
  GNMA.................................     8,007  33.88     18,278  33.40     29,877  32.00     41,090  30.41     46,651  29.18
  Real estate investment mortgage
   conduit.............................        11   0.05      2,519   4.60     12,550  13.40     27,043  20.02     35,271  22.06
  Other mortgage-backed securities.....        --     --        144   0.30        201   0.20        282   0.18        358   0.22
                                         -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
    Total mortgage-backed and  related
      securities held-to-maturity......  $ 23,630 100.00%  $ 54,592 100.00%  $ 93,367 100.00%  $135,142 100.00%  $159,888 100.00%
                                         ======== ======   ======== ======   ======== ======   ======== ======   ======== ======

Mortgage-backed securities
 available-for-sale:
    FHLMC..............................  $  8,525   7.98%  $    699   0.60%  $  1,108   1.10%  $  1,431   1.46%  $  7,233   5.46%
    FNMA...............................    18,385  17.22     11,878  10.30     22,459  22.50     25,679  26.23     27,963  21.10
    GNMA...............................        --     --         --     --      5,515   5.50      7,561   7.72      8,338   6.29
    Real estate investment mortgage
     conduit...........................    79,864  74.80    102,666  89.10     70,681  70.90     63,243  64.59     88,981  67.15
                                         -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
      Total............................  $106,774 100.00%  $115,243 100.00%  $ 99,763 100.00%  $ 97,914 100.00%  $132,515 100.00%
                                         ======== ======   ======== ======   ======== ======   ======== ======   ======== ======

     Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in the Bank's loan and mortgage-backed securities portfolios based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2004, are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.


                                             Due 1/1/04 -    Due 1/1/05 -     Due After
                                               12/31/04        12/31/08       12/31/08
                                             -------------   -------------   ------------
                                                            (In thousands)

Available for sale:
  Mortgage-backed securities ..............   $     48         $  4,238         $102,488

Held to Maturity:
  One-to-four family ......................   $    162         $  3,712         $272,975
  Commercial real estate and multi-family..      1,318           16,800           55,991
  Construction ............................      4,423            2,168               --
  Consumer and other ......................     21,209           11,326           15,752
                                              --------         --------         --------
  Total loans receivable ..................     27,112           34,006          344,718
  Mortgage-backed securities ..............         21            2,533           21,076
                                              --------         --------         --------
  Total....................................   $ 27,133         $ 36,539         $365,794
                                              ========         ========         ========

     The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2004, which have predetermined interest rates and which have floating or adjustable interest rates.

                                              Predetermined       Floating or
                                                  Rates         Adjustable Rate
                                              -------------     ---------------
                                                      (In thousands)

Available for sale:
  Mortgage-backed securities ...............      $106,726         $     --
                                                  --------         --------
  Total.....................................      $106,726         $     --
                                                  ========         ========

Held to Maturity:
  One-to-four family .......................      $239,324         $ 37,363
  Commercial real estate and multi-family...        17,350           55,441
  Construction .............................            --            2,168
  Consumer and other .......................        16,026           11,052
                                                  --------         --------
  Total loans receivable ...................       272,700          106,024
  Mortgage-backed securities ...............        23,538               71
                                                  --------         --------
  Total.....................................      $296,238         $106,095
                                                  ========         ========

     One- to Four-Family Mortgage Lending. The Bank offers first mortgage loans secured by one- to four-family residences in the Bank's lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Bank generally originates and invests in one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided on the amount in excess of 80%.

     Loan originations are obtained from existing or past customers, members of the local community, and referrals from established builders and realtors within the Bank's lending area using direct advertising in local newspapers, branch signage and promotions, and word of mouth referrals.

     The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1 to 2% per adjustment with a lifetime cap of 5 to 6% over the life of the loan.

     The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions. The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank's standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. While it does not presently do so, the Bank has in the past sold a portion of its conforming fixed-rate mortgage loans in the secondary market to FHLMC and FNMA while retaining the servicing rights on certain loans. The Bank, however, has been primarily a portfolio lender. As of December 31, 2003, the Bank's portfolio of loans serviced for FHLMC or FNMA totaled approximately $2 million.

     Beginning in December 2003 the Bank initiated a mortgage lending department that is separate as to its sales efforts from the consumer lending area of the Bank. In connection with this initiative, the Bank has hired a mortgage lending manager and several commissioned loan officers. The Bank will now offer, in addition to its standard portfolio loan products, other types of mortgage loans that will be originated in the name of, or sold on a servicing released basis to, third party investors. The mortgage loan officers will support the Bank's branches and customers, and additionally engage in calling efforts directed toward realtors, builders, and others that can be sources of lending business for the Bank. The Company expects to grow this line of business in the future, and may resume selling loans to FHLMC, FNMA, or others on a servicing retained basis.

     Commercial Real Estate and Multi-Family Lending. The Bank originates loans secured by commercial real estate including non-owner occupied residential multi-family  dwelling  units  (more  than  four  units)  primarily  secured  by professional office buildings and apartment complexes. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan. Currently, it is the Bank's philosophy to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The commercial real estate and multi-family loans in the Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates for terms of up to 25 years. The Bank's current policy is to originate commercial real estate and multi-family loans as ARM's that are generally amortized over a period of 20 years or as balloon loans which generally have terms of 5 to 10 years, with 20-25 year amortization.

     Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At December 31, 2003, the five largest commercial real estate and multi-family loans totaled $22.2 million with no single loan larger than $6.5 million. At December 31, 2003, all such loans were current and the properties securing such loans are in the Bank's market area.

     Construction Lending. At December 31, 2003, the Bank had $7 million of construction loans or 2% of the Bank's total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     Consumer and Other Lending. The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as "second mortgage loans"), commercial business loans, automobile loans and student loans. These loans totaled $48 million or 12% of the Bank's total loan portfolio at December 31, 2003. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

     In connection with consumer loan applications, the Bank verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed and approved by the Bank. The Bank reviews the credit report of the borrower as well as the value of the unit which secures the loan.

     The Bank focuses on the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. At December 31, 2003, $225,000 or 0.5% of the Bank's consumer loans were delinquent more than 90 days.

     The Bank offers second mortgage loans on one- to four-family residences. At December 31, 2003, second mortgage and home equity loans totaled $25 million, or 6% of the Bank's total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residential loans.

     Business Lending. Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

     The Bank makes commercial business loans on a secured basis. The terms of such loans generally do not exceed five years. The majority of these loans have floating interest rates which adjust with changes in market driven indices. The Bank's commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 2003, the Bank had approximately $15 million outstanding in commercial business loans, which represented approximately 4% of its total loan portfolio.

     Prior to 2002 the Bank purchased commercial leases; however, the Bank no longer engages in this activity. These lessees are generally small medical practitioners located throughout the United States. The average lease amount is less than $100,000. At December 31, 2003 the purchased lease portfolio totaled $1 million or 0.3% of total assets.

     Loan Approval Authority and Underwriting. The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower. Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan. The Board has approved loan authority and limits for certain of the bank's lending personnel and senior officers, including the president of the bank. Approval authority ranges from $25,000 to $500,000 for secured loans, and $5,000 to $25,000 for unsecured loans. Members of an in-house loan committee comprising the four most senior members of management approve all loans over $500,000. Any two members may combine their lending authority. A majority of the members may approve secured loans up to $1.5 million and unsecured loans up to $200,000. All loans of $1.5 million through $5 million require the approval of a Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5 million must be approved by the Bank's Board of Directors.

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

     Loans to One Borrower. Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $7.0 million as of December 31, 2003.

     At  December  31,  2003,   the  Bank's  five  largest   aggregate   lending
relationships had balances ranging from $4.8 to $6.6 million. At December 31, 2003, all of these loans were current.

Mortgage-Backed Securities

     To supplement lending activities, the Bank invests in residential mortgage-backed securities. Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

     The mortgage-backed securities portfolio as of December 31, 2003, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC") ($17 million), Government National Mortgage Association ("GNMA"), ($8 million) Federal National Mortgage Association ("FNMA") ($25 million), and real estate mortgage investment conduits formed by these same agencies ("REMICs") ($80 million.).

     At December 31, 2003, the amortized cost of mortgage-backed securities totaled $131 million, or 22% of total assets, and the market value of such securities totaled approximately $132 million.

     The Bank's mortgage-backed securities are so-called "pass-throughs" which represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA. The REMIC securities are composed of the same loan types as the pass through certificates, but offer differing characteristics as to their expected cash flows depending on the class of such securities purchased. The Bank's REMICs are primarily "planned amortization classes" and "very accurately defined maturity classes" that, when purchased, offered a high probability of predictable cash flows.

     The  following   table  sets  forth  the  carrying   value  of  the  Bank's
mortgage-backed securities held in portfolio at the dates indicated.

                                                        At December 31,
                                                        ---------------
                                                  2003        2002        2001
                                                --------    --------    --------
                                                        (In thousands)

Held to maturity:
  GNMA-fixed rate ..........................    $  8,007    $ 18,278    $ 29,877
  FHLMC ARMs ...............................          71          91         131
  FHLMC-fixed rate .........................       8,336      21,779      34,869
  FNMA-fixed rate ..........................       7,205      11,781      15,739
  REMICs ...................................          11       2,519      12,550
  Other mortgage-backed securities .........          --         144         201
                                                --------    --------    --------
    Total mortgage-backed securities
      held to maturity .....................    $ 23,630    $ 54,592    $ 93,367
                                                ========    ========    ========
Available-for-sale:
  FHLMC ....................................    $  8,525    $    699    $  1,108
  FNMA .....................................      18,385      11,878      22,459
  GNMA .....................................          --          --       5,515
  REMICs ...................................      79,864     102,666      70,681
                                                --------    --------    --------
    Total mortgage-backed securities
      available-for-sale ...................    $106,774    $115,243    $ 99,763
                                                ========    ========    ========

     Mortgage-Backed Securities Maturity. The following table sets forth the maturity and the weighted average coupon ("WAC") of the Bank's mortgage-backed securities portfolio at December 31, 2003. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

                                                                      Contractual
                                        Contractual Held               Available
                                          To Maturity                  -For-Sale
                                         Maturities Due     WAC      Maturities Due      WAC
                                         --------------     ---      --------------      ---
                                                           (Dollars in thousands)

Less than 1 year .....................      $     21         9.25%     $     49         7.00%
1 to 3 years .........................            78         7.89         3,828         4.00
3 to 5 years .........................         2,456         7.36           410         7.16
5 to 10 years ........................         1,428         7.13        38,116         5.71
10 to 20 years .......................         2,283         5.66        42,932         4.74
Over 20 years ........................        17,364         6.51        21,439         4.71
                                            --------         ----      --------         ----
Total mortgage-backed securities .....      $ 23,630         6.56%     $106,774         5.06%
                                            ========         ====      ========         ====

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

     On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2003 the Bank used third-party servicers to service $94.3 million in mortgage loans, including one servicer that serviced $73.4 million. All of the Bank's third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

Non-performing assets                                          At December 31,
                                                ------------------------------------------
                                                 2003     2002     2001     2000     1999
                                                ------   ------   ------   ------   ------
                                                          (Dollars in thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .......................   $1,549   $1,013   $1,821   $  869   $  880
  Commercial real estate and multi-family ...      296    1,677    1,725      180       24

Consumer and other ..........................      503    1,132      230      421      413
                                                ------   ------   ------   ------   ------
   Total non-accrual loans ..................    2,348    3,822    3,776    1,470    1,317
                                                ------   ------   ------   ------   ------

Real estate owned, net ......................      868       84       30      176      546
                                                ------   ------   ------   ------   ------
Total non-performing assets .................   $3,216   $3,906   $3,806   $1,646   $1,863
                                                ======   ======   ======   ======   ======
Total non-accrual loans to loans.............    0.58%    1.03%    0.99%    0.41%    0.45%
                                                ======   ======   ======   ======   ======
Total non-accrual loans to total assets......    0.39%    0.53%    0.53%    0.20%    0.18%
                                                ======   ======   ======   ======   ======
Total non-performing assets to total assets..    0.53%    0.54%    0.54%    0.23%    0.26%
                                                ======   ======   ======   ======   ======

     At December 31, 2003, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

     At December 31, 2003, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

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

     The following table provides further information in regard to the Bank's classified assets as of December 31, 2003.

                                               At December 31, 2003
                                               --------------------
                                                  (In thousands)

           Special mention assets .............        $5,662
           Substandard ........................         3,073
           Doubtful assets ....................           146
           Loss ...............................            --
                                                       ------
              Total classified assets..........        $8,881
                                                       ======

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                    For the Years Ended December 31,
                                          --------------------------------------------------
                                          2003       2002       2001       2000       1999
                                          ----       ----       ----       ----       ----
                                                      (Dollars in thousands)

Balance at beginning of period.......   $ 2,047    $ 1,972    $ 1,714    $ 1,917    $ 1,909
Provision for loan losses ...........       330        988        500        410        300
Charge-offs:
  One- to four-family ...............       (16)       (13)        --         --         --
  Commercial and multi-family
    real estate loans ...............        --         --         --         --         --
  Consumer and other loans ..........      (541)      (928)      (430)      (634)      (296)
Recoveries:
  One- to four-family ...............        --          3         --         --         --
  Commercial and multi-family
    real estate loans ...............        --         --         --         --         --
  Consumer and other loans ..........       291         25        188         21          4
                                        -------    -------    -------    -------    -------
Balance at end of year ..............   $ 2,111    $ 2,047    $ 1,972    $ 1,714    $ 1,917
                                        =======    =======    =======    =======    =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period......     0.07%      0.25%      0.07%      0.20%      0.10%
Ratio of allowance for loan
  losses to non-performing
  loans at the end of the period.....    89.91%     53.56%     52.22%     116.0%     145.6%
Ratio of allowance for loan
  losses to loans receivable
  at the end of the period...........     0.52%      0.55%      0.52%      0.47%      0.66%
Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at the end of the period....    92.63%     52.41%     52.60%     114.8%     132.2%

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

                                                                       At December 31,
                         ------------------------------------------------------------------------------------------------------
                                 2003                 2002                 2001                 2000                 1999
                         ------------------   ------------------   ------------------   ------------------   ------------------
                                Percent of           Percent of           Percent of           Percent of           Percent of
                                 Loans to             Loans to             Loans to             Loans to             Loans to
                         Amount Total Loans   Amount Total Loans   Amount Total Loans   Amount Total Loans   Amount Total Loans
                         ------ -----------   ------ -----------   ------ -----------   ------ -----------   ------ -----------
                                                                  (Dollars in thousands)
At end of period
 allocated to:
One- to four-family ..   $  277    68.2%      $  119     61.3%      $  216    58.4%     $   97     57.9%     $  242     58.0%
Commercial real estate
 and multi-family ....    1,230    18.3        1,021     23.0        1,100    24.6         835     21.3         676     22.6
Construction .........      109     1.6           90      3.2           74     2.6         105      3.8         172      4.2
Consumer and other
  loans ..............      495    11.9          817     12.5          582    14.4         677     17.0         826     15.2
                         ------   -----       ------    -----       ------   -----      ------    -----      ------    -----
Total allowance ......   $2,111   100.0%      $2,047    100.0%      $1,972   100.0%     $1,714    100.0%     $1,916    100.0%
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

     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's investments at the dates indicated.

                                                                     At December 31,
                                          -------------------------------------------------------------------
                                                   2003                    2002                    2001
                                          -------------------    --------------------     -------------------
                                          Amortized    Fair      Amortized     Fair       Amortized    Fair
                                            Cost       Value       Cost        Value        Cost       Value
                                          ---------   -------    ---------    -------     ---------   -------
                                                                   (In thousands)

Interest-earning deposits .............   $   508     $   508     $93,143     $93,143     $58,157     $58,157
                                          =======     =======     =======     =======     =======     =======

Investment securities held-to-maturity:
  U.S. government and agency
    obligations .......................   $ 2,000     $ 2,011     $ 4,000     $ 4,125     $    --     $    --
  State and political subdivisions ....     1,609       1,735       3,700       3,880       5,743       5,787
  Corporate debt securities ...........     6,780       7,069       6,863       7,182       4,123       4,043
                                          -------     -------     -------     -------     -------     -------
    Total .............................   $10,389     $10,815     $14,563     $15,187     $ 9,866     $ 9,830
                                          =======     =======     =======     =======     =======     =======

Securities available-for-sale:
  U.S. government and agency
    obligations .......................   $ 2,972     $ 2,947     $15,964     $16,084     $11,018     $10,929
  State and political subdivisions ....    10,677      10,493         453         464          --          --
  Corporate Debt Securities ...........     1,000         993      10,034      10,197      11,070      11,245
  Mutual funds ........................        --          --         500         498         500         497
                                          -------     -------     -------     -------     -------     -------
    Total .............................   $14,649     $14,433     $26,951     $27,243     $22,588     $22,671
                                          =======     =======     =======     =======     =======     =======

Investment Portfolio Maturities

     The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank's investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2003. Yields on tax exempt obligations have been computed on a tax equivalent basis.

                           One Year or Less  One to Five Years Five to Ten Years  More than Ten Years Total Investment Securities(1)
                           ----------------- ----------------- ------------------ ------------------- ------------------------------
                           Amortized Average Amortized Average Amortized  Average Amortized   Average Amortized    Average    Fair
                             Cost     Yield    Cost     Yield     Cost     Yield    Cost       Yield    Cost        Yield     Value
                             ----     -----    ----     -----     ----     -----    ----       -----    ----        -----    -------
                                                                             (Dollars in thousands)

U.S. government agency...  $    --      --%  $  4,972   4.14%  $    --       --%   $     --       --% $  4,972      4.14%    $ 4,957
Municipal obligations....       --      --      1,394   9.17       611     4.05      10,281     5.41    12,286      5.77      12,229
Corporate obligations....    1,004    4.03      6,776   4.23        --       --          --       --     7,780      4.21       8,062
                           -------    ----   --------   ----   -------     ----    --------     ----  --------      ----     -------
  Total..................  $ 1,004    4.03%  $ 13,142   4.72%  $   611     4.05%   $ 10,281     5.41% $ 25,038      4.96%    $25,248
                           =======    ====   ========   ====   =======     ====    ========     ====  ========      ====     =======

--------------------

(1)  Includes   $14.433  million  of  U.S.   government   agency  and  corporate
     obligations which are carried as available-for-sale at December 31, 2003. Investment securities available-for-sale are carried at fair value.

Sources of Funds

     General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $31 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2003.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2003, core deposits amounted to 68% of total deposits.

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

                                                                At December 31,
                            --------------------------------------------------------------------------------------------
                                      2003                           2002                             2001
                            ----------------------------   ------------------------------   ----------------------------
                                                Weighted                         Weighted                       Weighted
                                     Percent    Average             Percent of   Average             Percent    Average
                                     of Total   Nominal              Total       Nominal             of Total   Nominal
                            Amount   Deposits    Rate      Amount   Deposits      Rate      Amount   Deposits    Rate
                            ------   --------   --------   ------   ----------   --------   ------   --------   --------
                                                                 (Dollars in thousands)
Transaction Accounts
Interest-bearing
 checking accounts ......   $ 52,647   11.46     0.47%    $ 48,496    10.96       0.60%    $ 46,990    11.13     0.75%
Money market accounts ...     44,688    9.73     0.91       43,677     9.87       1.00       42,557    10.08     2.54
Non-interest-bearing
 checking accounts ......     26,375    5.74     0.00       20,810     4.70       0.00       18,200     4.31     0.00
                            --------  ------     ----     --------   ------       ----     --------   ------     ----
   Total transaction
    accounts ............    123,710   26.93               112,983    25.53                 107,747    25.52

 Passbook accounts ......    188,673   41.07     0.94      182,813    41.31       1.51      169,576    40.18     2.52

Certificates of deposit .    146,960   32.00     2.43      146,762    33.16       2.84      144,729    34.30     4.29
                            --------  ------     ----     --------   ------       ----     --------   ------     ----
Total deposits ..........   $459,343  100.00%    1.31%    $442,558   100.00%      1.73%    $422,052   100.00%    2.82%
                            ========  ======     ====     ========   ======       ====     ========   ======     ====

     At December 31, 2003, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                       Amount
                                                       ------
Maturing Period                                    (In thousands)
---------------
Three months or less........................        $    2,806
Over three through six months...............             2,343
Over six through 12 months..................             7,018
Over 12 months..............................            10,038
                                                    ----------
    Total...................................        $   22,205
                                                    ==========
Borrowings

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

                                                                At December 31,
                                                    ---------------------------------------
                                                       2003          2002           2001
                                                       ----          ----           ----
                                                             (Dollars in thousands)

FHLB advances and other borrowings..............    $  86,853      $ 207,359      $ 223,359
                                                    =========      =========      =========

Weighted average interest rate..................        2.98%          5.46%          5.46%


                                                              Years Ended December 31,
                                                    ---------------------------------------
                                                       2003          2002           2001
                                                       ----          ----           ----
                                                             (Dollars in thousands)
Maximum balance of FHLB advances and
  other borrowings outstanding.................     $ 207,359      $ 222,359      $ 259,821
                                                    =========      =========      =========
Weighted average balance of FHLB
  advances and other borrowings
  outstanding...................................    $ 162,695      $ 218,578      $ 229,473
                                                    =========      =========      =========

Weighted average interest rate of FHLB
  advances and other borrowings.................        5.08%          5.46%          5.53%
                                                        ====           ====           ====

Subsidiary Activity

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2003, the Bank was authorized to invest up to approximately $12.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2003, the Bank had one subsidiary, Third Delaware Corporation. Third Delaware Corporation is a wholly-owned operating subsidiary of the Bank and was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2003, the Bank had $118 million invested in Third Delaware Corporation.

Personnel

     As of December 31, 2003, the Bank had 161 full-time and 20 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Executive Officers of the Registrant

     Executive Officers of the Company and the Bank:

     Kent C. Lufkin currently serves as President and Chief Executive Officer of the Company and the Bank and was appointed to such offices effective June 30, 2003. Mr. Lufkin joined the Bank in 2000 and formerly served as Senior Vice President and Retail Banking Officer. Prior to that, Mr. Lufkin was President and Chief Executive Officer of Roebling Bank in Roebling, New Jersey since 1996.

     Dennis R. Stewart has been Executive Vice President and Chief Financial Officer of the Bank and the Company since July 2003, and Senior Vice President and Chief Financial Officer of the Bank and the Company since 1999. Prior to that, Mr. Stewart served as Executive Vice President and Chief Financial Officer of First Coastal Bank in Virginia Beach, Virginia, where he had been employed since 1990.

     Elizabeth Davidson Maier is Senior Vice President and Secretary of the Bank and the Company and has been with the Bank since 1964. Ms. Maier has been an officer of the Bank since 1974. Prior to that, Ms. Maier held various positions at the Bank.

     Floyd P. Haggar has been with the Bank since 1998. Mr. Haggar currently serves as Senior Vice President and Chief Lending Officer of the Bank. His prior experience includes four years as Senior Vice President and Senior Loan Officer at Carnegie Bank in Princeton, New Jersey.

     Cynthia G. Mullen has been Senior Vice President and Retail Banking Officer of the Bank since July 2003. Previously she was a twenty-three year employee of Commonwealth Bank in Norristown, Pennsylvania, holding a variety of positions, including Vice President of Traditional Banking.

     The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                   REGULATION

     Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

     At December 31, 2003, the Bank was in compliance with all of its regulatory capital requirements.

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

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of December 31, 2003, the Bank was in compliance with its QTL requirement with 78% of its assets invested in QTIs.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2003, the Bank had $6.8 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2003, the Bank's total transaction accounts required a reserve level of $4.7 million which was offset by the Bank's vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

     Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2003.

Item 2.  Properties
-------------------

     The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2003, the Bank operated from its administrative offices and fourteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $761,000.

     The following table sets forth certain information regarding the Bank's operating properties:

                                      Leased or                                           Leased or
    Location                            Owned               Location                        Owned
    --------                          --------              --------                      ---------

ADMINISTRATIVE OFFICE                                 OPERATIONS OFFICE
  Newtown Office                                      Operations Center
  3 Penns Trail                                       62 Walker Lane
  Newtown, PA 18940                   Owned           Newtown, PA  18940(1)                 Owned

BRANCH OFFICES
  Frankford Office                                    Newtown Office
  4625 Frankford Avenue                               950 Newtown Yardley Road
  Philadelphia, PA 19124              Leased          Newtown, PA 18940                     Leased

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under the section captioned "Stock Market Information" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The  above-captioned   information  appears  under  the  section  captioned
"Selected Financial and Other Data" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2003 Annual Report to Stockholders is incorporated herein by reference.

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

     A significant portion of the Bank's assets has been funded with CDs including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and, therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. At December 31, 2003, approximately 32% of the Bank's deposits were CDs.

     The Bank utilizes borrowings from the FHLB in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

     The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 2003, the Bank did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

     As part of its interest rate risk management, the Bank uses the Interest Rate Risk Exposure Report, which is generated quarterly by the OTS. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2003 are as follows:

                                     MVPE
  -------------------------------------------------
  Change in Interest Rates (1)        Amount              % Change
  ----------------------------        ------              --------
                                  (In Thousands)

  +300 Basis Points                  $ 43,395               -44%
  +200 Basis Points                  $ 54,954               -29%
  +100 Basis Points                  $ 66,554               -14%
    Flat Rates                       $ 77,479                 0%
  -100 Basis Points                  $ 83,333                +8%

---------------------
(1) The -200 and -300 bp scenarios are not shown due to the low interest rate environment.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant's 2003 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the last quarter of the year under report there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Proposal 1 - Election of Directors -- General Information and Nominees" and "-- Biographical Information" and "Additional Information About Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for the Registrant's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Additional information concerning executive officers is included under "Item 1. Business -- Executive Officers of the Registrant."

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing such functions. The Code of Ethics can be obtained without charge by sending a written request to the Corporate Secretary, TF Financial Corporation, 3 Penns Trail, Newtown, Pennsylvania 18940.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth  below is  information  as of December  31, 2003 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.



                      EQUITY COMPENSATION PLAN INFORMATION

                                                     (a)                    (b)                       (c)

                                                                                              Number of securities
                                            Number of securities      Weighted-average       remaining available for
                                              to be issued upon       exercise price of    future issuance under equity
                                                exercise of              outstanding            compensation plans
                                            outstanding options,      options, warrants        (excluding securities
                                            warrants and rights          and rights          reflected in column (a))
                                            -------------------          ----------          ------------------------

Equity compensation plans
  approved by shareholders(1).........             560,714                 $15.43                      695

Equity compensation plans
  not approved by shareholders(2).....              25,000                  14.75                       --
                                                   -------                 ------                      ---

     TOTAL............................             585,714                 $15.40                      695
                                                   =======                 ======                      ===

------------
(1) Plans approved by stockholders include: TF Financial Corporation 1994 Stock Option Plan, TF Financial Corporation 1997 Stock Option Plan.
(2) Plans not approved by stockholders include: TF Financial Corporation 1996 Directors Stock Option Plan For information regarding the material features of these plans, see Note A8 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.


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

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

     The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Firm Fees" in the Registrant's Proxy Statement.

                                     PART IV

Item 15.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     (1) The following financial statements and the report of the independent auditor of the Company included in the Company's 2003 Annual Report to Stockholders are incorporated herein by reference.

     Independent Auditors' Report
     Consolidated Statements of Financial Position as of December 31,
       2003 and 2002
     Consolidated Statements of Earnings For the Years Ended December 31,
       2003, 2002 and 2001
     Consolidated Statement of Changes in Stockholders' Equity and
       Comprehensive Income for the Years Ended December 31, 2003, 2002
       and 2001
     Consolidated Statements of Cash Flows for the Years Ended December 31,
       2003, 2002 and 2001
     Notes to Consolidated Financial Statements

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

          3.1   Certificate of Incorporation of TF Financial Corporation (1)
          3.2   Bylaws of TF Financial Corporation (1)
          4.0   Stock Certificate of TF Financial Corporation (1)
          4.1   The Company's Rights Agreement dated November 22, 1995 (2)
         10.1 Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
         10.2   TF Financial Corporation 1994 Stock Option Plan (1)
         10.3 Third Federal Savings Bank Directors Consultation and Retirement Plan (3)
         10.4   TF Financial Corporation Incentive Compensation Plan (3)
         10.5   Severance Agreement with Kent C. Lufkin (4)
         10.6   Severance Agreement with Floyd P. Haggar (4)
         10.7   Severance Agreement with Dennis R. Stewart (5)
         10.8   TF Financial Corporation 1997 Stock Option Plan (6)
         10.9   Severance Agreement with Robert N. Dusek (7)
         10.10  TF Financial Corporation 1996 Directors Stock Option Plan (8)
         10.11  Retirement and Non-Competition Agreement with John R. Stranford
         10.12  Employment Agreement with John R. Stranford
         13.0   2003 Annual Report to Stockholders
         21.0   Subsidiary Information
         23.0   Consent of Independent Auditor
         31.0 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.0 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
(1) Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
(2) Incorporated herein by reference to the Registrants Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
(3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


     (b)  Reports on Form 8-K.

     On October 28, 2003 the Company filed Form 8-K wherein the Company included the press release announcing the Company's earnings for the third quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TF FINANCIAL CORPORATION



Dated:  March 26, 2004                   By:  /s/ Kent C. Lufkin
                                              -------------------------------
                                              Kent C. Lufkin
                                              President, Chief Executive Officer
                                              (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2004.

By:  /s/ Kent C. Lufkin                   By:  /s/ Dennis R. Stewart
     ----------------------------------        ---------------------------------
     Kent C. Lufkin                            Dennis R. Stewart
     President, Chief Executive Officer        Executive Vice President, Chief
     (Principal Executive Officer)             Financial Officer and Treasurer
                                               (Principal Financial and
                                                 Accounting Officer)


By:  /s/ Carl F. Gregory                  By:  /s/ Robert N. Dusek
     ----------------------------------        ---------------------------------
     Carl F. Gregory                           Robert N. Dusek
     Director                                  Chairman of the Board



By:  /s/ Dennis L. McCartney              By:  /s/ George A. Olsen
     ----------------------------------        ---------------------------------
     Dennis L. McCartney                       George A. Olsen
     Director                                  Director


By:  /s/ Albert M. Tantala                By:  /s/ John R. Stranford
     ----------------------------------        ---------------------------------
     Albert M. Tantala                         John R. Stranford
     Director                                  Director