Form 10-Q
period 2004-03-31
TF FINANCIAL CORP
filed 2004-05-17
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2004
                                ------------------------------------------------
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

                        Commission file number 000-24168
                                               ---------

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
Yes  X       No
    ---         ---

         Indicate by check mark whether the registrant is an  accelerated  filer
as defined in Exchange Act Rule 12b-2.      Yes         No  X
                                                ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: May 6, 2004
                                                           -----------

           Class                                Outstanding
  ---------------------------                ----------------
  $.10 par value common stock                2,885,502 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                      INDEX


                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements                              3
        Item 2. Management's  Discussion and Analysis of
                Financial  Position and Results of Operations                 11
        Item 3. Quantitative and Qualitative Disclosures about Market Risk    16
        Item 4. Controls and Procedures                                       16

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                             18
        Item 2. Changes in Securities, Use of Proceeds, and
                Issuer Repurchases of Equity Securities                       18
        Item 3. Defaults Upon Senior Securities                               18
        Item 4. Submission of Matters to a Vote of Security Holders
        Item 5. Other Information                                             19
        Item 6. Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                                    20

EXHIBITS

         31. Certifications pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                                     21

         32. Certification pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                                       23

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)

                                                                                      Unaudited       Audited
                                                                                      March 31,     December 31,
                                                                                        2004           2003
                                                                                        ----           ----
                                   Assets
Cash and cash equivalents                                                              $  6,717       $  8,241
Certificates of deposit in other financial institutions                                      38            155
Investment securities available for sale - at fair value                                 14,479         14,433
Investment securities held to maturity (fair value of $8,829 and $10,815,                 8,370         10,389
    respectively)
Mortgage-backed securities available for sale - at fair value                           106,647        106,774
Mortgage-backed securities held to maturity (fair value of $22,192 and                   21,112         23,630
    $24,774, respectively)
Loans receivable, net                                                                   418,994        404,649
Federal Home Loan Bank stock - at cost                                                    6,259          6,825
Accrued interest receivable                                                               2,430          2,671
Core deposit intangible, net of accumulated amortization of $2,496
   and $2,456, respectively                                                                 328            368
Goodwill                                                                                  4,324          4,324
Premises and equipment, net                                                               6,230          6,268
Other assets                                                                             17,284         18,025
                                                                                       --------       --------
                                Total assets                                           $613,212       $606,752
                                                                                       ========       ========
                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $470,918       $459,343
   Advances from the Federal Home Loan Bank                                              78,909         86,853
   Advances from borrowers for taxes and insurance                                        1,797          1,738
   Accrued interest payable                                                               2,305          1,908
   Other liabilities                                                                      1,616          1,430
                                                                                       --------       --------
                              Total liabilities                                         555,545        551,272
                                                                                       --------       --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued.
   Common stock, $0.10 par value; 10,000,000 shares authorized,
     5,290,000 issued; 2,670,327 and 2,596,037 shares outstanding at March 31, 2004 and December 31, 2003, net of
     treasury shares of 2,404,498 and 2,474,366, respectively.                              529            529
   Retained earnings                                                                     53,841         52,626
   Additional paid-in capital                                                            51,275         51,982
   Unearned ESOP shares                                                                  (2,151)        (2,196)
   Treasury stock - at cost                                                             (46,208)       (47,043)
   Accumulated other comprehensive income                                                   381           (418)
                                                                                       --------       --------
                         Total stockholders' equity                                      57,667         55,480
                                                                                       --------       --------

Total liabilities and stockholders' equity                                             $613,212       $606,752
                                                                                       ========       ========

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                            For Three Months
                                                                            Ended March 31,
                                                                            ---------------
                                                                             2004        2003
                                                                             ----        ----
Interest income
   Loans                                                                    $5,990       $6,051
   Mortgage-backed securities                                                1,457        1,852
   Investment securities                                                       280          508
   Interest bearing deposits and other                                           3          246
                                                                            ------       ------
       Total interest income                                                 7,730        8,657
                                                                            ------       ------
Interest expense
   Deposits                                                                  1,506        2,044
   Advances from the Federal Home Loan Bank and other borrowings               646        2,778
                                                                            ------       ------
       Total interest expense                                                2,152        4,822
                                                                            ------       ------
       Net interest income                                                   5,578        3,835
Provision for loan losses                                                      150           90
                                                                            ------       ------
       Net interest income after provision for loan losses                   5,428        3,745
                                                                            ------       ------

Non-interest income
   Service fees, charges and other operating income                            576          444
   Bank-owned life insurance                                                   133          134
   Gain (loss) on sale of investment and mortgage-backed securities
     available  for sale                                                        --          506
                                                                            ------       ------
       Total non-interest income                                               709        1,084
                                                                            ------       ------

Non-interest expense
   Compensation and benefits                                                 2,274        2,023
   Occupancy and equipment                                                     595          628
   Federal deposit insurance premium                                            18           19
   Professional fees                                                           206          160
   Amortization of core deposit intangible                                      40           48
   Advertising                                                                 163          138
   Other operating                                                             621          724
                                                                            ------       ------
       Total non-interest expense                                            3,917        3,740
                                                                            ------       ------
       Income before income taxes                                            2,220        1,089
Income tax expense                                                             611          310
                                                                            ------       ------
       Net income                                                           $1,609       $  779
                                                                            ======       ======

Basic earnings per share                                                     $0.61        $0.31
Diluted earnings per share                                                   $0.57        $0.29
Dividends paid                                                               $0.15        $0.15

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                For the three months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                      2004        2003
                                                                                    --------    --------
Cash flows from operating activities
Net income                                                                          $  1,609    $    779
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                   --           3
         Deferred loan origination fees                                                   (8)       (104)
         Premiums and discounts on investment securities, net                             21         (18)
         Premiums and discounts on mortgage-backed securities and loans, net             249         549
         Amortization of core deposit intangible                                          40          48
Provision for loan losses                                                                150          90
Depreciation of premises and equipment                                                   234         257
Recognition of ESOP and MSBP expenses                                                    144         116
Gain on sale of investment and mortgage-backed securities available for sale              --        (506)
Gain on sale of real estate                                                               (1)        (11)
Increase in value of bank-owned life insurance                                          (132)       (134)
(Increase) decrease in:
         Accrued interest receivable                                                     241         257
         Other assets                                                                    839        (219)
Increase (decrease) in:
         Accrued interest payable                                                        397         610
         Other liabilities                                                              (226)       (300)
                                                                                    --------    --------
         Net cash provided (used) by operating activities                              3,557       1,417
                                                                                    --------    --------

Cash flows  from investing activities
Loan originations                                                                    (29,335)    (24,375)
Purchases of loans                                                                    (3,428)    (21,927)
Loan principal payments                                                               18,251      40,241
Proceeds from sale of mortgage-backed securities available for sale                       --      12,363
Purchases of mortgage-backed securities available for sale                            (6,129)    (25,327)
Purchase of investment securities available for sale                                      --     (15,628)
Proceeds from maturities of investment securities held to maturity                     2,000       1,330
Proceeds from maturities of investment securities available for sale                      --       8,000
Principal repayments from mortgage-backed securities held to maturity                  2,517      10,959
Principal repayments from mortgage-backed securities available for sale                7,196      10,685
(Purchases) and maturities of certificates of deposit in other financial
   institutions,net                                                                      117          (3)
(Purchases) and redemptions of Federal Home Loan Bank stock, net                         566        (422)
Proceeds from sales of real estate                                                        32          95
Purchase of real estate held for investment                                                3          --
Purchase of premises and equipment                                                      (196)       (192)
                                                                                    --------    --------
         Net cash provided by (used in) investing activities                          (8,406)     (4,201)
                                                                                    --------    --------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                            For the three months ended
                                                                                                      March 31,
                                                                                                      ---------
                                                                                                  2004          2003
                                                                                                  ----          ----
Cash flows from financing activities
Net increase in deposits                                                                         11,575        4,208
Net decrease in advances from Federal Home Loan Bank                                             (7,944)      (5,000)
Net increase (decrease) in advances from borrowers for taxes and insurance                           59         (174)
Exercise of stock options                                                                         1,245          223
Purchase of treasury stock, net                                                                  (1,216)          --
Common stock cash dividend                                                                         (394)        (373)
                                                                                                -------     --------
         Net cash provided by (used in) financing activities                                      3,325       (1,116)
                                                                                                -------     --------

         Net (decrease) increase in cash and cash equivalents                                    (1,524)      (3,900)

Cash and cash equivalents at beginning of period                                                  8,241      100,580
                                                                                                -------     --------

Cash and cash equivalents at end of period                                                      $ 6,717     $ 96,680
                                                                                                =======     ========

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                                       $1,755       $4,212
         Income taxes                                                                            $    0       $  150
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure                        $    0       $1,805

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements as of March 31, 2004 (unaudited) and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE 3 - CONTINGENCIES
         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME
         The Company's other comprehensive income consists of net unrealized gains on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2004 and 2003 was $2,408,000 and $182,000, net of applicable income tax of $1,023,000 and $2,000, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE

                                                                         Three months ended March 31, 2004
                                                                         ---------------------------------
                                                                                       Weighted
                                                                     (000's)           Average
                                                                     Income             Shares            Per share
                                                                   (numerator)       (denominator)         Amount
                                                                   -----------       -------------         ------
         Basic earnings per share
                  Income available to common stockholders            $ 1,609            2,649,208          $ 0.61

         Effect of dilutive securities
                  Stock options                                            -              171,464           (0.04)
                                                                     -------            ---------          ------
         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                      $ 1,609            2,820,672          $ 0.57
                                                                     =======            =========          ======

                                                                         Three months ended March 31, 2003
                                                                         ---------------------------------
                                                                                       Weighted
                                                                     (000's)           Average
                                                                     Income             Shares            Per share
                                                                   (numerator)       (denominator)         Amount
                                                                   -----------       -------------         ------
         Basic earnings per share
                  Income available to common stockholders              $779            2,488,406           $ 0.31

         Effect of dilutive securities
                  Stock options                                           -              206,662            (0.02)
                                                                       ----            ---------           ------

         Diluted earnings per share
                  Income available to common stockholders plus
                  effect of dilutive securities                        $779            2,695,068           $ 0.29
                                                                       ====            =========           ======

         There were options to purchase 34,900 shares of common stock at a range of $25.33 to $28.00 per share which were outstanding during the three-month period ended March 31, 2003 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

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

          Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

            Three months ended March 31,                                  2004       2003
            -----------------------------                                 ----       ----
            Net income
                     As reported                                        $1,609     $  779
                     Deduct: stock-based compensation expense
                       determined using the fair value method,
                       net of related tax effects                           25         11
                                                                        ------     ------
                     Pro forma                                          $1,584     $  768
                                                                        ======     ======

            Basic earnings per share
                     As reported                                        $ 0.61     $ 0.31
                     Pro forma                                          $ 0.60     $ 0.31

            Diluted earnings per share
                     As reported                                        $ 0.57     $ 0.29
                     Pro forma                                          $ 0.57     $ 0.29


         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $121,000 and $96,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7- EMPLOYEE BENEFIT PLANS

         Net periodic defined benefit pension expense included the following components:

                   Three months ended March 31,              2004       2003
                   -----------------------------             ----       ----
          Service cost                                     $ 57,936   $ 47,686
          Interest cost                                      44,429     46,257
          Expected return on plan assets                    (51,884)   (54,318)
          Amortization of transition (asset)/obligation       1,002      1,337
          Amortization of prior service costs                15,634     15,634
          Amortization of unrecognized net actual loss        3,720      3,274
                                                           --------   --------

          Net periodic benefit cost                        $ 70,837   $ 59,870
                                                           ========   ========

         Management expects to make no contribution to the pension plan in 2004. The impact of the Pension Funding Equity Act which was enacted in April 2004 is currently being evaluated.

NOTE 8- RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Financial Position

The Company's total assets at March 31, 2004 and December 31, 2003 were $613.2 million and $606.8 million, respectively, an increase of $6.4 million, or 1.1%, during the three-month period. Cash and cash equivalents decreased by $1.5 million. Investment securities available for sale increased by $0.05 million due to the increase in the market value of these securities. Investment securities held to maturity decreased by $2.0 million due to calls of such securities. Mortgage-backed securities available for sale decreased by $0.1 million as $7.2 million in principal pay-downs received was off-set by $6.1 million of security purchases as well as an increase in the market value of these securities totaling $1.2 million. Mortgage-backed securities held to maturity decreased by $2.5 million as a result of principal repayments. Loans receivable increased by $14.3 million for the three-month period. Consumer and single-family residential mortgage loans of $16.0 million and commercial loans of $13.3 million account for loan originations during the first quarter of 2004. Additionally, $3.4 million of newly originated, single-family residential mortgage loans were purchased during the three-month period. Offsetting these increases to loans receivable were $18.3 million of principal repayments.

Total liabilities increased by $4.3 million. Deposit growth during the first three months of 2004 was $11.6 million. Non-interest bearing demand deposits grew by $1.7 million while savings, money market, and interest-bearing checking accounts increased by a combined $2.3 million. Certificates of deposit decreased by $7.6 million. Advances from the Federal Home Loan Bank decreased by $7.9 million due to $3.0 million of scheduled loan amortization payments and repayments of $4.9 million of short-term advances, using funds generated by deposit growth, which replaced the Company's need for funding from the Federal Home Loan Bank.

Total consolidated stockholders' equity of the Company was $57.7 million or 9.40% of total assets at March 31, 2004. During the first quarter of 2004 the Company repurchased 38,000 shares of its common stock and issued 107,868 shares pursuant to the exercise of stock options. As of March 31, 2004, there were approximately 114,000 shares available for repurchase under the previously announced share repurchase plan.


Asset Quality

During the first quarter of 2004, the Company's provision for loan and lease loss was $150,000 compared to $90,000 during the first quarter of 2003. The increase in the provision is consistent with the corresponding increase in balance of loans receivable. During the first quarter of 2003 the Company completed foreclosure proceedings on two related parcels of commercial real estate with a combined loan balance of $1.7 million. As of March 31, 2004 the Company continued to own one of the parcels. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.8 million and is included in other assets in the statement of financial position at March 31, 2004. Management of the Company believes that there has not been any significant deterioration in its asset quality during such period.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                         March 31,      December 31,      March 31,
                                                         ---------      ------------      ---------
                                                           2004             2003            2003
                                                           ----             ----            ----
Non-performing loans                                       $2,710           $2,282          $3,275
Ratio of non-performing loans to gross loans                 0.64%            0.56%           0.93%
Ratio of non-performing loans to total assets                0.44%            0.38%           0.45%
Foreclosed property                                          $837             $868             $84
Foreclosed property to total assets                          0.14%            0.14%           0.01%
Ratio of total non-performing assets to total assets         0.58%            0.52%           0.46%

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

                                                           2004           2003
                                                           ----           ----
Beginning balance, January 1,                            $2,111         $2,047
Provision                                                   150             90
Less: charge-off's (recoveries), net                         39             79
                                                         ------         ------
Ending balance, March 31,                                $2,222         $2,058
                                                         ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net Income. The Company recorded a net income of $1,609,000, or $0.57 per diluted share, for the three months ended March 31, 2004 as compared to net income of $779,000, or $0.29 per diluted share, for the three months ended March 31, 2003.

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

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                 2004                                    2003
                                                    --------------------------------        -------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                  -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $410,976       $5,990         5.85%     $366,561       $6,051         6.69%
    Mortgage-backed securities.................     130,658        1,457         4.47%      163,663        1,852         4.59%
    Investment securities......................      30,453          280         3.69%       56,620          508         3.64%
    Other interest-earning assets(2)...........       1,570            3         0.77%       94,384          246         1.06%
                                                   --------       ------                   --------       ------
      Total interest-earning assets............     573,657        7,730         5.42%      681,228        8,657         5.15%
                                                                  ------                                  ------
Non interest-earning assets....................      35,513                                  34,960
                                                   --------                                --------
      Total assets.............................    $609,170                                $716,188
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $464,744        1,506         1.30%     $442,687        2,044         1.87%
    Advances from the FHLB and other
               Borrowings......................      83,314          646         3.11%      204,026        2,778         5.52%
                                                   --------       ------                   --------       ------
      Total interest-bearing liabilities.......     548,058        2,152         1.58%      646,713        4,822         3.02%
                                                                  ------                                  ------
Non interest-bearing liabilities...............       5,233                                   6,422
                                                   --------                                --------
      Total liabilities........................     553,291                                 653,135
Stockholders' equity...........................      55,879                                  63,053
                                                   --------                                --------
   Total liabilities and stockholders' equity..    $609,170                                $716,188
                                                   ========                                ========
Net interest income............................                   $5,578                                  $3,835
                                                                  ======                                  ======
Interest rate spread (3).......................                                  3.84%                                   2.13%
Net yield on interest-earning assets (4).......                                  3.91%                                   2.28%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    105%


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

                                                             Three months ended
                                                                  March 31,
                                                                2004 vs. 2003
                                                      ---------------------------------
                                                               Increase (decrease)
                                                                    due to
                                                      ---------------------------------
                                                         Volume      Rate         Net
                                                      ---------------------------------
     Interest income:
          Loans receivable, net                         $ 3,011    $(3,072)       (61)
          Mortgage-backed securities                       (351)       (44)      (395)
          Investment securities                            (276)        48       (228)
          Other interest-earning assets                    (190)       (53)      (243)
                                                        -------    -------    -------
             Total interest-earning assets                2,194     (3,121)      (927)
                                                          =====     ======       ====
     Interest expense:

          Deposits                                          635     (1,173)      (538)
          Advances from the FHLB and other borrowings    (1,227)      (905)    (2,132)
                                                        -------    -------    -------
            Total interest-bearing liabilities             (592)    (2,078)    (2,670)
                                                           ====     ======     ======

     Net change in net interest income                  $ 2,786    $(1,043)   $ 1,743
                                                        =======    =======    =======

Total Interest Income. Total interest income decreased by $0.9 million or 10.7% to $7.7 million for the quarter ended March 31, 2004 compared with the first quarter of 2003 primarily because of low market interest rates which resulted in a significant amount of loan prepayments during the intervening period. Increased loan originations at the Bank contributed to loan income in a manner that largely offset the impact caused by the low market interest rates. Interest income from mortgage-backed securities, investment securities and other interest-earning assets was lower in the first three months of 2004 in comparison to the same period of 2003. This decrease is consistent with the reduction in the balances maintained in these types of interest-earning assets.

Total Interest Expense. Total interest expense decreased by $2.7 million to $2.1 million during the three-month period ended March 31, 2004 as compared with the first quarter of 2003. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. In addition, the Bank lowered the interest rates paid on several of its other deposit products in order to keep them in line with short-term market interest rates and the Bank's competitors. The repayment and refinancing of the Federal Home Loan Bank Advances that occurred at the end of the third quarter of 2003 also contributed to the overall reduction of interest expense.

Non-interest income. Total non-interest income was $709,000 for the three-month period ended March 31, 2004 compared with $1,084,000 for the same period in 2003. The decrease was primarily due to $506,000 in net gains on sales of mortgage-backed securities available for sale during the first quarter of 2003 while, conversely, there were no such sales during the same period in 2004.
Retail banking fees were $131,000 greater over the period as a result of a $76,000 increase in overdraft and uncollected fees. Also, the collection of mortgage brokered fees and a growth in other loan fees contributed to the increase during the period.

Non-interest expense. Total non-interest expense increased by $177,000 to $3.9 million for the three months ended March 31, 2004 compared to the same time in 2003. Compensation and benefit expenses were higher by $251,000 due to increases in salary and compensation costs of the Company. Professional expenses of the Company were $46,000 higher mainly because of compliance and audit work that was outsourced. In contrast, other operating expenses decreased $103,000 between the two quarters mostly due to a $55,000 decline in loan expenses related to single-family residential mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2004 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2004, the Company had commitments outstanding under letters of credit of $1 million, commitments to originate loans of $21.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $51.5 million. There has been no material change during the three months ended March 31, 2004 in any of the Company's other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2004.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2004.


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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,222,000 at March 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95", that addresses the accounting for share-based payment transaction in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is currently evaluating this proposed statement and its effects on its results of operations.

In March 2004 the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected cash flows related to loan servicing or include any internally developed intangible assets in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Company's mortgage interest rate lock commitments related to loans held for sale. At March 31, 2004, the Company did not have such commitments subject to the provisions of SAB 105. The Company anticipates that the implementation of SAB 105 will not have a material impact on the effect on the Company's financial position or results of operations.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS
          AND ISSUER PURCHASES OF EQUITY SECURITIES

          The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2004:

                                                                     Total Number of        Maximum Number of
                                 Total                             Shares Purchased as     Shares that may yet
                                 Number of                          Part of Publicly       be Purchased Under
                                 Shares          Average Price      Announced Plan of          the Plans or
                Period          Purchased       Paid per Share           Program                 Programs
                ------          ---------       --------------           -------                 --------
        January 1, 2004
        through                    --                  --                   --                   114,082
        January 31, 2004

        February 1, 2004
        through                    --                  --                   --                   114,082
        February 29, 2004

        March 1
        Through                  38,000             $32.00                  --                   114,082
        March  31, 2004


         The total number of shares repurchased during the quarter was directly related to the exercise of stock options. The repurchase poses no modification to the rights of stockholders. Furthermore, there has been no change in the ability of the Company to pay dividends or any material change in the working capital of the Company. The stock repurchase did not alter the previously approved stock repurchase plan of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 28, 2004. There were outstanding and entitled to vote at the Meeting 2,885,502 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,611,478 shares of Common Stock representing 90.51% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2004 fiscal year. Proposal 3, a shareholder submitted proposal, was to take the necessary steps to remove any provisions in the Company's Certificate of Incorporation and Bylaws that segregate the Board of Directors into separate classes with staggered terms of office. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

Proposal 1
     George A. Olsen                                     FOR:       2,314,744       PERCENT FOR:        88.64%
                                                         WITHHELD:    296,734       PERCENT WITHHELD:   11.36%
     Dennis L. McCartney                                 FOR:       2,316,547       PERCENT FOR:        88.71%
                                                         WITHHELD:    294,931       PERCENT WITHHELD:   11.29%


Proposal 2
     Ratification of the appointment of Grant Thornton, LLP
     as independent auditor for the Company for the
     December 31, 2004 fiscal year.                      FOR:       2,550,903       PERCENT FOR:        97.68%
                                                         AGAINST:      21,005       PERCENT AGAINST:     0.80%
                                                         ABSTAIN:      39,570       PERCENT ABSTAIN      1.52%
 Proposal 3
     To   remove   provisions   from  the   Company's   Certificate   of
     Incorporation and Bylaws that segregate the Board of Directors into separate classed with staggered terms of office.
                                                         FOR:         850,328       PERCENT FOR:        40.67%
                                                         AGAINST:   1,228,798       PERCENT AGAINST:    58.77%
                                                         ABSTAIN:      11,860       PERCENT ABSTAIN      0.56%



ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
               32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

          (b)  Reports on Form 8-K

               On April 22, 2004 the Company filed a Form 8-K wherein the Company included the press release announcing the Company's earnings for the first quarter of 2004.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TF FINANCIAL CORPORATION




                                      /s/ Kent C. Lufkin
                                      ------------------------------------------
Date: May 14, 2004                    Kent C. Lufkin
                                      President and CEO
                                      (Principal Executive Officer)



                                      /s/ Dennis R. Stewart
                                      ------------------------------------------
Date: May 14, 2004                    Dennis R. Stewart
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)