Form 10-Q
period 2004-06-30
TF FINANCIAL CORP
filed 2004-08-16
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM l0-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                               -------------------------------------------------
                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ____________________

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


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

         Indicate by check mark whether the registrant is an  accelerated  filer
as defined in Exchange Act Rule 12b-2. Yes        No  X
                                           ---       ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: August 6, 2004
                                                                  --------------

           Class                                   Outstanding
---------------------------                     ----------------
$.10 par value common stock                     2,880,429 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements                              3
        Item 2. Management's Discussion and Analysis of
                Financial Position and Resultsof Operations                   13
        Item 3. Quantitative and Qualitative Disclosures about Market Risk    21
        Item 4. Controls and Procedures                                       21

PART II- OTHER INFORMATION

        Item 1. Legal Proceedings                                             23
        Item 2. Changes in Securities, Use of Proceeds, and
                Issuer Repurchases of Equity Securities                       23
        Item 3. Defaults Upon Senior Securities                               23
        Item 4. Submission of Matters to a Vote of Security Holders           23
        Item 5. Other Information                                             23
        Item 6. Exhibits and Reports on Form 8-K                              24

SIGNATURES                                                                    25

EXHIBITS

        31. Certifications pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                        26

        32. Certification pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                        28

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)

                                                                                   Unaudited        Audited
                                                                                    June 30,      December 31,
                                                                                      2004           2003
                                                                                   ----------    ----------
                                   Assets
Cash and cash equivalents                                                          $    6,467    $    8,241
Certificates of deposit in other financial institutions                                    38           155
Investment securities available for sale - at fair value                               16,186        14,433
Investment securities held to maturity (fair value of $8,603 and $10,815,               8,351        10,389
    respectively)
Mortgage-backed securities available for sale - at fair value                         115,935       106,774
Mortgage-backed securities held to maturity (fair value of $18,937 and                 18,209        23,630
    $24,774, respectively)
Loans receivable, net                                                                 421,893       404,649
Federal Home Loan Bank stock - at cost                                                  6,741         6,825
Accrued interest receivable                                                             2,560         2,671
 Core deposit intangible, net of accumulated amortization of $2,536 and                   288           368
 $2,456,
   respectively
Goodwill                                                                                4,324         4,324
Premises and equipment, net                                                             6,087         6,268
Other assets                                                                           17,589        18,025
                                                                                   ----------    ----------
                                Total assets                                       $  624,668    $  606,752
                                                                                   ==========    ==========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                        $  467,752    $  459,343
   Advances from the Federal Home Loan Bank                                            93,675        86,853
   Advances from borrowers for taxes and insurance                                      2,096         1,738
   Accrued interest payable                                                             1,819         1,908
   Other liabilities                                                                    2,059         1,430
                                                                                   ----------    ----------
                              Total liabilities                                       567,401       551,272
                                                                                   ----------    ----------

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares authorized and none issued
   Common stock, $ 0.10 par value; 10,000,000 shares authorized,
       5,290,000 issued; 2,676,395 and 2,596,037 shares outstanding at June 30, 2004 and December 31, 2003, net of treasury shares of
       2,402,852 and 2,474,366, respectively                                              529           529
   Retained earnings                                                                   55,040        52,626
   Additional paid-in capital                                                          51,359        51,982
   Unearned ESOP shares                                                                (2,107)       (2,196)
   Treasury stock - at cost                                                           (46,180)      (47,043)
   Accumulated other comprehensive (loss)                                              (1,374)         (418)
                                                                                   ----------    ----------
                         Total stockholders' equity                                    57,267        55,480
                                                                                   ----------    ----------
Total liabilities and stockholders' equity                                         $  624,668    $  606,752
                                                                                   ==========    ==========

                See notes to consolidated financial statements.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                             For Three Months        For Six Months
                                                                               Ended June 30,        Ended June 30,
                                                                               --------------        --------------
                                                                               2004       2003       2004         2003
                                                                             ------     ------    -------       ------
Interest income
   Loans                                                                     $5,960     $5,625    $11,950      $11,676
   Mortgage-backed securities                                                 1,531      1,845      2,988        3,697
   Investment securities                                                        280        518        560        1,026
   Interest bearing deposits and other                                            4        168          7          414
                                                                             ------     ------    -------       ------
       Total interest income                                                  7,775      8,156     15,505       16,813
                                                                             ------     ------    -------       ------
Interest expense
   Deposits                                                                   1,478      1,824      2,984        3,868
   Advances from the Federal Home Loan Bank and other borrowings                673      2,701      1,319        5,480
                                                                             ------     ------    -------       ------
       Total interest expense                                                 2,151      4,525      4,303        9,348
                                                                             ------     ------    -------       ------
       Net interest income                                                    5,624      3,631     11,202        7,465
Provision for loan losses                                                       150         90        300          180
                                                                             ------     ------    -------       ------
       Net interest income after provision for loan losses                    5,474      3,541     10,902        7,285
                                                                             ------     ------    -------       ------

Non-interest income
   Service fees, charges and other operating income                             544        440      1,120          885
   Bank-owned life insurance                                                    137        129        270          262
   Gain (loss) on sale of investment and mortgage-backed securities
     available  for sale                                                        ---         79        ---          585
                                                                             ------     ------    -------       ------
       Total non-interest income                                                681        648      1,390        1,732
                                                                             ------     ------    -------       ------
Non-interest expense
   Compensation and benefits                                                  2,247      2,036      4,521        4,060
   Occupancy and equipment                                                      644        602      1,239        1,230
   Federal deposit insurance premium                                             18         18         36           37
   Professional fees                                                            132        158        338          318
   Amortization of core deposit intangible                                       40         48         80           96
   Advertising                                                                  163        138        326          275
   Other operating                                                              625        599      1,246        1,322
                                                                             ------     ------    -------       ------
       Total non-interest expense                                             3,869      3,599      7,786        7,338
                                                                             ------     ------    -------       ------
       Income before income taxes                                             2,286        590      4,506        1,679
Income tax expense                                                              630        154      1,241          464
                                                                             ------     ------    -------       ------
       Net income                                                            $1,656       $436     $3,265       $1,215
                                                                             ======       ====     ======       ======

Basic earnings per share                                                      $0.62      $0.17      $1.23        $0.49
Diluted earnings per share                                                    $0.58      $0.16      $1.15        $0.45
Dividends paid                                                                $0.17      $0.15      $0.32        $0.30

                See notes to consolidated financial statements.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          For the six months ended
                                                                                                   June 30,
                                                                                                 2004           2003
                                                                                                 ----           ----
Cash flows from operating activities
Net income                                                                                   $  3,265       $  1,215
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                           ---              7
         Deferred loan origination fees                                                            (8)          (139)
         Premiums and discounts on investment securities, net                                      41             26
         Premiums and discounts on mortgage-backed securities and loans, net                      418          1,179
         Amortization of core deposit intangible                                                   80             96
Provision for loan losses                                                                         300            180
Depreciation of premises and equipment                                                            475            502
Recognition of ESOP and MSBP expenses                                                             274            267
Gain on sale of investment and mortgage-backed securities available for sale                      ---           (585)
Gain on sale of real estate                                                                        (1)           (12)
Increase in value of bank-owned life insurance                                                   (270)          (262)
(Increase) decrease in:
         Accrued interest receivable                                                              111            392
         Other assets                                                                             600           (219)
Increase (decrease) in:
         Accrued interest payable                                                                 (89)            52
         Other liabilities                                                                      1,122             59
                                                                                             --------       --------
         Net cash provided by operating activities                                              6,318          2,758
                                                                                             --------       --------

Cash flows  from investing activities
Loan originations                                                                             (71,106)       (55,286)
Purchases of loans                                                                             (3,546)       (21,927)
Loan principal payments                                                                        57,045         85,946
Proceeds from sale of mortgage-backed securities available for sale                               ---         15,075
Purchases of mortgage-backed securities available for sale                                    (27,701)       (65,873)
Purchase of investment securities available for sale                                           (2,180)       (91,122)
Proceeds from maturities of investment securities held to maturity                              2,000          1,830
Proceeds from maturities of investment securities available for sale                              ---         30,000
Principal repayments from mortgage-backed securities held to maturity                           5,418         18,862
Principal repayments from mortgage-backed securities available for sale                        17,242         27,472
Purchase of bank-owned insurance                                                                  ---         (1,500)
(Purchases) and maturities of certificates of deposit in other financial
   institutions, net                                                                              117             (8)
Redemptions of Federal Home Loan Bank stock, net                                                   84            174
Proceeds from sales of real estate                                                                 32             96
Purchase of real estate held for investment                                                         4            ---
Purchase of premises and equipment                                                               (294)          (419)
                                                                                             --------       --------
         Net cash (used) investing activities                                                 (22,885)       (56,680)
                                                                                             --------       --------

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                              For the six months ended
                                                                                                       June 30,
                                                                                                       --------
                                                                                                   2004         2003
                                                                                                   ----         ----
Cash flows from financing activities
Net increase in deposits                                                                          8,409        5,581
Net decrease (increase) in advances from Federal Home Loan Bank                                   6,822      (15,000)
Net increase in advances from borrowers for taxes and insurance                                     358          183
Exercise of stock options                                                                         1,281          915
Purchase of treasury stock, net                                                                  (1,226)         ---
Common stock cash dividend                                                                         (851)        (748)
                                                                                               --------     --------
         Net cash provided by (used in) financing activities                                     14,793       (9,069)
                                                                                               --------     --------

         Net (decrease) in cash and cash equivalents                                             (1,774)     (62,991)

Cash and cash equivalents at beginning of period                                                  8,241      100,580
                                                                                               --------     --------

Cash and cash equivalents at end of period                                                     $  6,467     $ 37,589
                                                                                               ========     ========
Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances                                                     $  4,392     $  9,296
         Income taxes                                                                          $      0     $    250
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure                      $      0     $  1,857

                 See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements as of June 30, 2004 (unaudited) and December 31, 2003 and for the six-month periods ended June 30 2004 and 2003 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE 3 - CONTINGENCIES
         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)
         The Company's other comprehensive income (loss) consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income (loss) for the three-month periods ended June 30, 2004 and 2003 was ($99,000) and $425,000, net of applicable income tax expense (benefit) of ($275,000) and $148,000, respectively. Total comprehensive income for the six-month periods ended June 30, 2004 and 2003 was $2,309,000 and $607,000, net of applicable income tax expense of $748,000 and $151,000, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE

                                                                               Three months ended June 30, 2004
                                                                               --------------------------------
                                                                                           Weighted
                                                                        (000's)             Average
                                                                        Income              Shares            Per share
                                                                      (numerator)        (denominator)          Amount
                                                                      -----------        -------------          ------
         Basic earnings per share
          Income available to common stockholders                        $ 1,656            2,672,534           $ 0.62

         Effect of dilutive securities
                  Stock options                                                -              166,559            (0.04)
                                                                         -------            ---------           ------
         Diluted earnings per share
          Income available to common stockholders plus effect
          of dilutive securities                                         $ 1,656            2,839,093           $ 0.58
                                                                         =======            =========           ======

                                                                               Six months ended June 30, 2004
                                                                               ------------------------------
                                                                                           Weighted
                                                                        (000's)             Average
                                                                        Income              Shares            Per share
                                                                      (numerator)        (denominator)          Amount
                                                                      -----------        -------------          ------
         Basic earnings per share
           Income available to common stockholders                        $3,265            2,660,871           $ 1.23

         Effect of dilutive securities
                  Stock options                                                -              169,012            (0.08)
                                                                          ------            ---------           ------
         Diluted earnings per share
           Income available to common stockholders plus effect
           of dilutive securities                                         $3,265            2,829,883           $ 1.15
                                                                          ======            =========           ======

         Options to purchase 31,913 shares of common stock at $34.14 per share which were outstanding during the three and six months ended June 30, 2004 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE (continued)

                                                                               Three months ended June 30, 2003
                                                                               --------------------------------
                                                                                           Weighted
                                                                        (000's)             Average
                                                                        Income              Shares            Per share
                                                                      (numerator)        (denominator)          Amount
                                                                      -----------        -------------          ------
         Basic earnings per share
           Income available to common stockholders                        $  436            2,516,638           $ 0.17

         Effect of dilutive securities
                  Stock options                                                -              208,264            (0.01)
                                                                          ------            ---------           ------
         Diluted earnings per share
           Income available to common stockholders plus effect
           of dilutive securities                                         $  436            2,724,902           $ 0.16
                                                                          ======            =========           ======


                                                                               Six months ended June 30, 2003
                                                                               --------------------------------
                                                                                           Weighted
                                                                        (000's)             Average
                                                                        Income              Shares            Per share
                                                                      (numerator)        (denominator)          Amount
                                                                      -----------        -------------          ------
        Basic earnings per share
          Income available to common stockholders                         $1,215            2,502,600           $ 0.49

         Effect of dilutive securities
                  Stock options                                                -              207,467            (0.04)
                                                                          ------            ---------           ------
         Diluted earnings per share
           Income available to common stockholders plus effect
           of dilutive securities                                         $1,215            2,710,067           $ 0.45
                                                                          ======            =========           ======

         There were options to purchase 34,900 shares of common stock at a range of $25.33 to $28.00 per share which were outstanding during the three and six months ended June 30, 2003 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

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

         Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                    Three months ended June 30,                                            2004                 2003
                    ----------------------------                                           ----                 ----
                    Net income
                             As reported                                                  $1,656               $  436
                             Deduct: stock-based compensation expense
                    determined using the fair value method, net of related
                    tax effects                                                               26                   11
                                                                                          ------               ------
                             Pro forma                                                    $1,630               $  425
                                                                                          ======               ======

                    Basic earnings per share
                             As reported                                                  $ 0.62               $ 0.17
                             Pro forma                                                    $ 0.61               $ 0.17

                    Diluted earnings per share
                             As reported                                                  $ 0.58               $ 0.16
                             Pro forma                                                    $ 0.58               $ 0.16

         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $106,000 and $131,000 for the three-month periods ended June 30, 2004 and 2003, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6- STOCK BASED COMPENSATION (continued)


                    Six months ended June 30,                                              2004                 2003
                    --------------------------                                             ----                 ----
                    Net income
                             As reported                                                  $3,265              $ 1,215
                             Deduct: stock-based compensation expense
                    determined using the fair value method, net of related
                    tax effects                                                               51                   22
                                                                                          ------               ------
                             Pro forma                                                    $3,214               $1,193
                                                                                          ======               ======

                    Basic earnings per share
                             As reported                                                  $ 1.23               $ 0.49
                             Pro forma                                                    $ 1.21               $ 0.48

                    Diluted earnings per share
                             As reported                                                  $ 1.15               $ 0.45
                             Pro forma                                                    $ 1.15               $ 0.45

         Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $227,000 and $227,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

                           TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7- EMPLOYEE BENEFIT PLANS

         Net periodic defined benefit pension expense included the following components:

                   Three months ended June 30,                                       2004                2003
                   ----------------------------                                      ----                ----
                                                                                          (in thousands)
          Service cost                                                               $ 57                $ 48
          Interest cost                                                                51                  46
          Expected return on plan assets                                              (53)                (54)
          Amortization of transition (asset)/obligation                                 1                   1
          Amortization of prior service costs                                          16                  16
          Amortization of unrecognized net actual loss                                  8                   3
                                                                                     ----                ----

          Net periodic benefit cost                                                  $ 80                $ 60
                                                                                     ====                ====


                   Six months ended June 30,                                         2004                2003
                   --------------------------                                        ----                ----
                                                                                         (in thousands)
          Service cost                                                               $ 115              $  95
          Interest cost                                                                 95                 93
          Expected return on plan assets                                              (105)              (109)
          Amortization of transition (asset)/obligation                                  2                  3
          Amortization of prior service costs                                           31                 31
          Amortization of unrecognized net actual loss                                  12                  7
                                                                                     -----              -----

          Net periodic benefit cost                                                  $ 150              $ 120
                                                                                     =====              =====

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

Financial Position

The Company's total assets at June 30, 2004 and December 31, 2003 were $624.7 million and $606.8 million, respectively, an increase of $17.9 million, or 3.0%, during the six-month period. Cash and cash equivalents decreased by $1.8 million. Investment securities available for sale increased by $1.8 million, the net effect of the purchases of $2.2 million reduced by the $0.4 million decrease in the market value of these securities. Investment securities held to maturity decreased by $2.0 million due to calls of such securities. Mortgage-backed securities available for sale increased by $9.2 million as $27.7 million in security purchases was off-set by $17.2 million of principal payments, a decline in the market value of these securities totaling $1.0 million and premium amortization of $0.3 million. Mortgage-backed securities held to maturity decreased by $5.5 million as a result of principal repayments. Loans receivable increased by $17.2 million for the six-month period. Consumer non-mortgage and single-family residential mortgage loans of $43.7 million and commercial loans of $27.4 million were originated during the first half of 2004. Additionally, $3.5 million of newly originated, single-family residential mortgage loans were purchased during the six-month period. Offsetting these increases to loans receivable were $57.0 million of principal repayments.

Total liabilities increased by $16.1 million. Deposit growth during the first six months of 2004 was $8.4 million. Non-interest bearing demand deposits grew by $4.4 million while savings, money market, and interest-bearing checking accounts increased by a combined $1.4 million. Certificates of deposit decreased by $2.6 million. Advances from the Federal Home Loan Bank increased by $6.8 million due to a $10.0 million increase in long-term fixed advances and $2.9 million of short-term advances. In addition, there were $6.1 million of long-term advance repayments.

Total consolidated stockholders' equity of the Company was $57.3 million or 9.17% of total assets at June 30, 2004. During the first six months of 2004 the Company repurchased 38,359 shares of its common stock and issued 109,873 shares pursuant to the exercise of stock options. As of June 30, 2004, there were approximately 113,700 shares available for repurchase under the previously announced share repurchase plan.


Asset Quality

During the first six months of 2004, the Company's provision for loan losses was $300,000 compared to $180,000 during the same period in 2003. The increase in the provision is consistent with the corresponding increase in balance of loans receivable. As of June 30, 2004, the Company owned one parcel of foreclosed real estate. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.8 million and is included in other assets in the statement of financial position at June 30, 2004. Management of the Company believes that there has not been any significant deterioration in its asset quality during the period.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):

                                                       June 30,    December 31,   June 30,
                                                       --------    ------------   --------
                                                         2004         2003         2003
                                                       ---------    ---------    ---------
Non-performing loans                                      $2,054       $2,282       $2,231
Ratio of non-performing loans to gross loans                0.48%        0.56%        0.62%
Ratio of non-performing loans to total assets               0.33%        0.38%        0.31%
Foreclosed property                                       $  837       $  868       $1,857
Foreclosed property to total assets                         0.13%        0.14%        0.26%
Ratio of total non-performing assets to total assets        0.46%        0.52%        0.57%


Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                            2004           2003
                                                            ----           ----
Beginning balance, January 1,                             $2,111         $2,047
Provision                                                    300            180
Less: charge-off's, net                                      207            304
                                                          ------         ------
Ending balance, June 30,                                  $2,204         $1,923
                                                          ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net Income. The Company recorded net income of $1,656,000, or $0.58 per diluted share, for the three months ended June 30, 2004 as compared to net income of $436,000, or $0.16 per diluted share, for the three months ended June 30, 2003.

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

                                                                          Three months ended June 30,
                                                                  2004                                    2003
                                                    --------------------------------        -----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $418,545       $5,960         5.73%     $363,906       $5,625         6.20%
    Mortgage-backed securities.................     132,144        1,531         4.66%      172,259        1,845         4.30%
    Investment securities(2)...................      30,111          334         4.46%       76,608          555         2.91%
    Other interest-earning assets(3)...........       1,648            4         0.98%       64,376          168         1.05%
                                                   --------       ------                   --------       ------
      Total interest-earning assets............     582,448        7,829         5.41%      677,149        8,193         4.85%
                                                                  ------                                  ------
Non interest-earning assets....................      35,974                                  35,748
                                                   --------                                --------
      Total assets.............................    $618,422                                $712,897
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $471,402        1,478         1.26%     $446,212        1,824         1.64%
    Advances from the FHLB and other
               Borrowings......................      82,984          673         3.26%      197,249        2,701         5.49%
                                                   --------       ------                   --------       ------
      Total interest-bearing liabilities.......     554,386        2,151         1.56%      643,461        4,525         2.82%
                                                                  ------                                  ------
Non interest-bearing liabilities...............       5,801                                   6,266
                                                   --------                                --------
      Total liabilities........................     560,187                                 649,727
Stockholders' equity...........................      58,235                                  63,170
                                                   --------                                --------
   Total liabilities and stockholders' equity..    $618,422                                $712,897
                                                   ========                                ========
Net interest income............................                   $5,678                                  $3,668
                                                                  ======                                  ======
Interest rate spread (4).......................                                  3.85%                                   2.03%
Net yield on interest-earning assets (5).......                                  3.92%                                   2.17%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    105%


(1) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2) Tax equivalent adjustments to interest on investment securities for the quarter ended June 30, 2004 and 2003 were $54,000 and $37,000 respectively. Tax equivalent interest income is based upon an effective tax rate of 34%.
(3)  Includes interest-bearing deposits in other banks.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                       Three months ended
                                                             June 30,
                                                           2004 vs. 2003
                                                  -----------------------------
                                                        Increase (decrease)
                                                              due to
                                                  -----------------------------
                                                   Volume       Rate        Net
                                                  -----------------------------
Interest income:

     Loans receivable, net                        $ 2,504    $(2,169)   $   335
     Mortgage-backed securities                    (1,149)       835       (314)
     Investment securities                         (1,384)     1,163       (221)
     Other interest-earning assets                   (153)       (11)      (164)
                                                  -----------------------------
        Total interest-earning assets                (182)      (182)      (364)
                                                  =============================

Interest expense:
     Deposits                                         596       (942)      (346)
     Advances from the FHLB and other borrowings   (1,192)      (836)    (2,028)
                                                  -----------------------------
        Total interest-bearing liabilitie            (596)    (1,778)    (2,374)
                                                  =============================
Net change in net interest income                 $   414    $ 1,596    $ 2,010
                                                  =============================

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $0.4 million or 4.4% to $7.8 million for the quarter ended June 30, 2004 compared with the same quarter of 2003 primarily because of low market interest rates which resulted in a significant amount of loan prepayments during the intervening period. Increased loan originations at the Bank contributed to loan income in a manner that largely offset the impact caused by the low market interest rates. Interest income from mortgage-backed securities, investment securities and other interest-earning assets was lower in the second quarter of 2004 in comparison to the same period of 2003. This decrease is consistent with the reduction in the balances maintained in these types of interest-earning assets.

Total Interest Expense. Total interest expense decreased by $2.4 million to $2.2 million during the three-month period ended June 30, 2004 as compared with the related quarter of 2003. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. The repayment and refinancing of the Federal Home Loan Bank Advances that occurred at the end of the third quarter of 2003 also contributed to the overall reduction of interest expense.

Non-interest income. Total non-interest income was $681,000 for the three-month period ended June 30, 2004 compared with $648,000 for the same period in 2003. Retail banking fees increased by $104,000 as a result of a $79,000 increase in overdraft and uncollected fees. Also, the collection of mortgage brokerage fees and a growth in other loan fees contributed to the increase during the period. Net gains on sales of mortgage-backed securities available for sale during the second quarter of 2003 totaled $79,000 while, conversely, there were no such sales during the same period in 2004.

Non-interest expense. Total non-interest expense increased by $270,000 to $3.9 million for the three months ended June 30, 2004 in contrast to the same period in 2003. Compensation and benefit expenses were higher by $211,000 due to increases in salary and compensation costs of the Company. Occupancy and equipment costs rose $42,000 largely due increases in the costs associated office and equipment maintenance. Additionally, other operating expenses increased $26,000 between the two quarters as a result of the increase in loan originations for the quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net Income. The Company recorded net income of $3,265,000, or $1.15 per diluted share, for the six months ended June 30, 2004 as compared to net income of $1,215,000, or $0.45 per diluted share, for the six months ended June 30, 2003.

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

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                  2004                                    2003
                                                    --------------------------------        ----------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $414,761      $11,950         5.79%     $365,226      $11,676         6.45%
    Mortgage-backed securities.................     131,400        2,988         4.57%      167,985        3,697         4.44%
    Investment securities (2)..................      30,282          663         4.40%       66,670        1,093         3.31%
    Other interest-earning assets(3)...........       1,609            7         0.87%       79,297          414         1.05%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     578,052       15,608         5.43%      679,178       16,880         5.01%
                                                                 -------                                 -------
Non interest-earning assets....................      36,133                                  35,356
                                                   --------                                --------
      Total assets.............................    $614,185                                $714,534
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $468,073        2,984         1.28%     $444,459        3,868         1.75%
    Advances from the FHLB and other
               Borrowings......................      83,149        1,319         3.19%      200,619        5,480         5.51%
                                                   --------      -------                   --------      -------
      Total interest-bearing liabilities.......     551,222        4,303         1.57%      645,078        9,348         2.92%
                                                                 -------                                 -------
Non interest-bearing liabilities...............       5,517                                   6,344
                                                   --------                                --------
      Total liabilities........................     556,739                                 651,422
Stockholders' equity...........................      57,446                                  63,112
                                                   --------                                --------
   Total liabilities and stockholders' equity..    $614,185                                $714,534
                                                   ========                                ========
Net interest income............................                  $11,305                                  $7,532
                                                                 =======                                  ======
Interest rate spread (4).......................                                  3.86%                                   2.09%
Net yield on interest-earning assets (5).......                                  3.93%                                   2.24%
Ratio of average interest-earning assets to
average interest bearing liabilities...........                                   105%                                    105%

(1) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2) Tax equivalent adjustments to interest on investment securities for the six months ended June 30, 2004 and 2003 were $103,000 and $67,000 respectively. Tax equivalent interest income is based upon an effective tax rate of 34%.
(3)  Includes interest-bearing deposits in other banks.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                       Six months ended
                                                            June 30,
                                                          2004 vs. 2003
                                                 -----------------------------
                                                       Increase (decrease)
                                                             due to
                                                 -----------------------------
                                                  Volume       Rate        Net
                                                 -----------------------------
Interest income:
     Loans receivable, net                        $ 2,887    $(2,613)   $   274
     Mortgage-backed securities                    (1,020)       311       (709)
     Investment securities                         (1,177)       747       (430)
     Other interest-earning assets                   (347)       (60)      (407)
                                                 ------------------------------
        Total interest-earning assets                 343     (1,615)    (1,272)
                                                 ==============================

Interest expense:
     Deposits                                         547     (1,431)      (884)
     Advances from the FHLB and other borrowings   (2,421)    (1,740)    (4,161)
                                                 ------------------------------
        Total interest-bearing liabilities         (1,874)    (3,171)    (5,045)
                                                 ==============================

Net change in net interest income                 $ 2,217    $ 1,556    $ 3,773
                                                 ==============================

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.3 million or 7.5% to $15.6 million for the six months ended June 30, 2004 compared with the first half of 2003 primarily because of low market interest rates which resulted in a significant amount of loan prepayments during the intervening period. Increased loan originations at the Bank contributed to loan income in a manner that largely offset the impact caused by the low market interest rates. Interest income from mortgage-backed securities, investment securities and other interest-earning assets was lower during the first six months of 2004 in comparison to the same period of 2003. This decrease is consistent with the reduction in the balances maintained in these types of interest-earning assets.

Total Interest Expense. Total interest expense decreased by $5.0 million to $4.3 million during the six-month period ended June 30, 2004 as compared with the first half of 2003. The increase in the average balance of deposits was more than offset by lower market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher. The repayment and refinancing of the Federal Home Loan Bank Advances that occurred at the end of the third quarter of 2003 also contributed to the overall reduction of interest expense.

Non-interest income. Total non-interest income was $1,390,000 for the six-month period ended June 30, 2004 in contrast with $1,732,000 for the same period in 2003. The decrease was primarily due to $585,000 in net gains on sales of mortgage-backed securities available for sale during 2003 while, conversely, there were no such sales during the same period in 2004. Retail banking fees were $235,000 greater over the period as a result of a $154,000 increase in overdraft and uncollected fees. Also, the collection of mortgage brokerage fees and a growth in other loan fees contributed to the increase during the period.

Non-interest expense. Total non-interest expense increased by $448,000 to $7.8 million for the six months ended June 30, 2004 compared to the same period in 2003. Compensation and benefit expenses were higher by $461,000 due to increases in salary and compensation costs of the Company. In contrast, other operating expenses decreased $76,000 between the two periods mostly as a result of various deposit item and reconciling losses of $94,000 which were expensed during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six-month period ended June 30, 2004 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2004, the Company had commitments outstanding under letters of credit of $1.4 million, commitments to originate loans of $12.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.8 million. There has been no material change during the six months ended June 30, 2004 in any of the Company's other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2004.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2004.


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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,204,000 at June 30, 2004.

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

In March 2004 the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected cash flows related to loan servicing or include any internally developed intangible assets in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective for commitments entered into after June 30, 2004. The requirements of SAB 105 will apply to the Company's mortgage interest rate lock commitments related to loans held for sale. At June 30, 2004, the Company did not have such commitments subject to the provisions of SAB 105. The Company anticipates that the application of SAB 105 will not have a material impact on the effect on the Company's financial position or results of operations.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information on repurchases by the Company of its common stock in each month for the six months ended June 30, 2004:


                                                                   Total Number of        Maximum Number
                                                                 Shares Purchased         of Shares that may
                            Total Number                         as Part of Publicly      yet be Purchased
                             of Shares         Average Price      Announced Plan of       Under the Plans or
        Period               Purchased        Paid per Share           Program                 Programs
        ------                                --------------           -------                 --------
January 1, 2004
through
January 31, 2004                ---                 ---                  ---                   114,082
February 1, 2004
through
February 29, 2004               ---                 ---                  ---                   114,082
March 1
Through
March  31, 2004              38,000              $32.00                  ---                   114,082
April 1, 2004
through
April 30, 2004                  ---                 ---                  ---                   114,082
May 1, 2004
through
May 31, 2004                    ---                 ---                  ---                   114,082
June 1
Through
June  30, 2004                  359              $28.63                  359                   113,723



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

               32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

        (b) Reports on Form 8-K

               On July 23, 2004 the Company filed a Form 8-K wherein the Company included the press release announcing the Company's earnings for the second quarter of 2004.

                            TF FINANCIAL CORPORATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








Date: August 13, 2004              /s/ Kent C. Lufkin
                                   ---------------------------------------------
                                   Kent C. Lufkin
                                   President and CEO
                                   (Principal Executive Officer)



Date: August 13, 2004              /s/ Dennis R. Stewart
                                   ---------------------------------------------
                                   Dennis R. Stewart
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial & Accounting Officer)