Form 10-Q
period 2004-09-30
TF FINANCIAL CORP
filed 2004-11-15
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM l0-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2004
                                ------------------------------------
                                               OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------------

                        Commission file number 000-24168
                                               ---------

                            TF FINANCIAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                  74-2705050
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

3 Penns Trail, Newtown, Pennsylvania                     18940
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    215-579-4000
                                                      ------------

                                       N/A
---------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an  accelerated  filer
as defined in Exchange Act Rule 12b-2. YES     NO  X
                                           ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 8, 2004

                     Class                                 Outstanding
         ----------------------------                  ----------------
         $.10 par value common stock                    2,944,009 shares

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 1O-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements                              3
        Item 2. Management's Discussion and Analysis of
                Financial Position and Results of Operations                  13
        Item 3. Quantitative and Qualitative Disclosures about Market Risk    21
        Item 4. Controls and Procedures                                       21

PART II- OTHER INFORMATION

        Item 1. Legal Proceedings                                             23
        Item 2. Unregistered Sales of Equity Securities and
                Use of Proceeds                                               23
        Item 3. Defaults Upon Senior Securities                               24
        Item 4. Submission of Matters to a Vote of Security Holders           24
        Item 5. Other Information                                             24
        Item 6. Exhibits                                                      24

SIGNATURES                                                                    25

EXHIBITS

        31. Certifications pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                        26

        32. Certification pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                        28

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)

                                                                                       Unaudited        Audited
                                                                                     September 30,   December 31,
                                                                                         2004           2003
                                                                                         ----           ----
                                   Assets
Cash and cash equivalents                                                              $  6,650       $  8,241
Certificates of deposit in other financial institutions                                      38            155
Investment securities available for sale - at fair value                                 17,630         14,433
Investment securities held to maturity
    (fair value of $7,277 and $10,815, respectively)                                      7,045         10,389
Mortgage-backed securities available for sale - at fair value                           109,462        106,774
Mortgage-backed securities held to maturity
    (fair value of $17,179 and  $24,774, respectively)                                   16,427         23,630
Loans receivable, net                                                                   435,174        404,649
Federal Home Loan Bank stock - at cost                                                    7,573          6,825
Accrued interest receivable                                                               2,469          2,671
Core deposit intangible, net of accumulated amortization
    of $2,577 and $2,456, respectively                                                      247            368
Goodwill, net of accumulated amortization of $2,328                                       4,324          4,324
Premises and equipment, net                                                               5,937          6,268
Other assets                                                                             16,481         18,025
                                                                                       --------       --------
                                Total assets                                           $629,457       $606,752
                                                                                       ========       ========

                    Liabilities and stockholders' equity
Liabilities
   Deposits                                                                            $457,892       $459,343
   Advances from the Federal Home Loan Bank                                             108,078         86,853
   Advances from borrowers for taxes and insurance                                        1,179          1,738
   Accrued interest payable                                                               1,961          1,908
   Other liabilities                                                                      2,172          1,430
                                                                                       --------       --------
                              Total liabilities                                         571,282        551,272
                                                                                       --------       --------

Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value; 2,000,000 shares
       authorized and none issued.
   Common stock,  $0.10  par  value;  10,000,000  shares
       authorized,  5,290,000 issued; 2,701,901 and 2,596,037 shares outstanding at September 30, 2004 and December 31, 2003, net of
       treasury shares of 2,381,768 and 2,474,366, respectively.                            529            529
   Retained earnings                                                                     56,301         52,626
   Additional paid-in capital                                                            50,394         51,982
   Unearned ESOP shares                                                                  (2,063)        (2,196)
   Treasury stock - at cost                                                             (46,644)       (47,043)
   Accumulated other comprehensive loss                                                    (342)          (418)
                                                                                       --------       --------
                         Total stockholders' equity                                      58,175         55,480
                                                                                       --------       --------

Total liabilities and stockholders' equity                                             $629,457       $606,752
                                                                                       ========       ========

                   See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                              For Three Months         For Nine Months
                                                                             Ended September 30,      Ended September 30,
                                                                             -------------------      -------------------
                                                                              2004       2003        2004          2003
                                                                              ----       ----        ----          ----

Interest income
   Loans                                                                      $6,095    $ 5,660     $18,045       $17,336
   Mortgage-backed securities                                                  1,490      1,621       4,478         5,318
   Investment securities                                                         279        505         839         1,531
   Interest bearing deposits and other                                             4         49          11           463
                                                                              ------    -------     -------       -------
       Total interest income                                                   7,868      7,835      23,373        24,648
                                                                              ------    -------     -------       -------
Interest expense
   Deposits                                                                    1,456      1,638       4,440         5,506
   Advances from the Federal Home Loan Bank                                      758      2,078       2,077         7,558
                                                                              ------    -------     -------       -------
       Total interest expense                                                  2,214      3,716       6,517        13,064
                                                                              ------    -------     -------       -------
       Net interest income                                                     5,654      4,119      16,856        11,584
Provision for loan losses                                                        150         90         450           270
                                                                              ------    -------     -------       -------
       Net interest income after provision for loan losses                     5,504      4,029      16,406        11,314
                                                                              ------    -------     -------       -------

Non-interest income
   Service fees, charges and other operating income                              463        435       1,584         1,320
   Bank-owned life insurance                                                     132        154         401           416
   Gain (loss) on sale of investment and mortgage-backed securities               --       (377)         --           208
     available for sale
   Gain on sale of real estate                                                    --        110          --           110
                                                                              ------    -------     -------       -------
       Total non-interest income                                                 595        322       1,985         2,054
                                                                              ------    -------     -------       -------

Non-interest expense
   Compensation and benefits                                                   2,160      1,996       6,681         6,056
   Occupancy and equipment                                                       613        675       1,852         1,905
   Federal deposit insurance premium                                              17         18          53            55
   Professional fees                                                             121        110         459           428
   Amortization of core deposit intangible                                        41         49         121           145
   Advertising                                                                   164        138         490           413
   Debt prepayment fee                                                            --     13,765          --        13,765
   Other operating                                                               627        727       1,873         2,049
                                                                              ------    -------     -------       -------
       Total non-interest expense                                              3,743     17,478      11,529        24,816
                                                                              ------    -------     -------       -------
       Income (loss) before income taxes                                       2,356    (13,127)      6,862       (11,448)
Income tax expense (benefit)                                                     642     (4,562)      1,883        (4,098)
                                                                              ------    -------     -------       -------
       Net income (loss)                                                      $1,714    $(8,565)    $ 4,979       $(7,350)
                                                                              ======    =======     =======       =======

Basic earnings (loss) per share                                               $ 0.64    $ (3.33)    $  1.86         (2.91)
Diluted earnings (loss) per share                                             $ 0.61    $ (3.33)    $  1.77         (2.91)
Dividends paid                                                                $ 0.17    $  0.15     $  0.49       $  0.45


                      See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                              2004           2003
                                                                                              ----           ----
Cash flows from operating activities
Net income (loss)                                                                          $   4,979         $(7,350)
Adjustments to reconcile net income to net cash provided by operating activities:
         Mortgage loan servicing rights                                                           --              11
         Deferred loan origination fees                                                          (10)           (174)
         Premiums and discounts on investment securities, net                                     54             150
         Premiums and discounts on mortgage-backed securities and loans, net                     565           1,642
         Amortization of core deposit intangible                                                 121             145
Provision for loan losses and provision for losses on real estate                                450             270
Adjustments to the net realizable value of real estate owned                                      30              12
Depreciation of premises and equipment                                                           725             809
Recognition of employee stock ownership plan expense                                             396             427
Gain on sale of investment and mortgage-backed securities available for sale                      --            (208)
Gain on sale of real estate                                                                       (1)           (123)
Increase in value of bank-owned life insurance                                                  (401)           (416)
(Increase) decrease in:
         Accrued interest receivable                                                             202           1,109
         Other assets                                                                          1,881          (5,012)
Increase (decrease) in:
         Accrued interest payable                                                                 53            (379)
         Other liabilities                                                                       704           1,807
                                                                                             -------          ------
         Net cash provided (used) by operating activities                                      9,748          (7,280)
                                                                                             -------          ------

Cash flows  from investing activities
Loan originations                                                                           (108,130)       (131,604)
Purchases of loans                                                                            (3,922)        (23,035)
Loan principal payments                                                                       80,997         121,646
Proceeds from sale of investment securities available for sale                                    --          70,753
Proceeds from sale of mortgage-backed securities available for sale                               --          24,440
Purchases of mortgage-backed securities available for sale                                   (27,701)        (65,873)
Purchase of investment securities available for sale                                          (3,040)        (95,737)
Proceeds from maturities of investment securities held to maturity                             3,295           4,105
Proceeds from maturities of investment securities available for sale                              --          40,000
Principal repayments from mortgage-backed securities held to maturity                          7,204          26,533
Principal repayments from mortgage-backed securities available for sale                       24,489          51,451
Purchase of bank-owned insurance                                                                  --          (1,500)
(Purchases) and maturities of certificates of deposit in other financial
   institutions,net                                                                              117              (9)
(Purchases) and redemptions of Federal Home Loan Bank stock, net                                (748)            164
Proceeds from sales of real estate                                                                32             473
Purchase of real estate held for investment                                                        3              (5)
Purchase of premises and equipment                                                              (394)           (597)
                                                                                             -------          ------
         Net cash provided by (used in) investing activities                                 (27,798)         21,205
                                                                                             -------          ------

                    See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                               2004          2003
                                                                                               ----          ----

Cash flows from financing activities
Net increase (decrease) in deposits                                                              (1,451)      12,190
Net increase (decrease) in advances from Federal Home Loan Bank                                  21,225     (120,259)
Net increase (decrease) in advances from borrowers for taxes and insurance                         (559)        (208)
Exercise of stock options                                                                         2,802        1,009
Purchase of treasury stock, net                                                                  (4,254)          --
Common stock cash dividend                                                                       (1,304)      (1,131)
                                                                                               --------    ---------
         Net cash provided by (used in) financing activities                                     16,459     (108,399)
                                                                                               --------    ---------

         Net decrease in cash and cash equivalents                                               (1,591)     (94,474)

Cash and cash equivalents at beginning of period                                                  8,241      100,580
                                                                                               --------    ---------
Cash and cash equivalents at end of period                                                     $  6,650    $   6,106
                                                                                               ========    =========

Supplemental disclosure of cash flow information
Cash paid for
         Interest on deposits and advances from FHLB                                           $  6,464    $  13,443
         Income taxes                                                                          $      0    $     250
Non-cash transactions
         Transfers from loans to real estate acquired through foreclosure                      $      0    $   1,857

                        See notes to consolidated financial statements

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements as of September 30, 2004 (unaudited) and December 31, 2003 and for the nine-month periods ended September 30, 2004 and 2003 (unaudited) include the accounts of TF Financial Corporation (the "Company") and its wholly owned subsidiaries Third Federal Savings Bank (the "Bank"), TF Investments Corporation and Penns Trail Development Corporation. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE 3 - CONTINGENCIES
         The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME
         The Company's other comprehensive income (loss) consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income (loss) for the three-month periods ended September 30, 2004 and 2003 was $2,746,000 and $(9,578,000), net of applicable income tax expense (benefit) of $1,173,000 and $(5,084,000), respectively. Total comprehensive income (loss) for the nine-month periods ended September 30, 2004 and 2003 was $5,055,000 and $(8,971,000), net of applicable income tax expense (benefit) of $1,921,000 and $(4,933,000), respectively.

         TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE

                                                        Three months ended September 30, 2004
                                                         -------------------------------------
                                                                        Weighted
                                                        (000's)         Average
                                                        Income           Shares          Per share
                                                      (numerator)    (denominator)         Amount
                                                      -----------    -------------         ------
     Basic earnings per share
       Income available to common stockholders           $ 1,714       2,692,211           $ 0.64

     Effect of dilutive securities
       Stock options                                           -         108,516            (0.03)
                                                         -------       ---------           ------
     Diluted earnings per share
        Income available to common
          stockholders plus effect of
          dilutive securities                            $ 1,714       2,800,727           $ 0.61
                                                         =======       =========           ======


                                                         Nine months ended September 30, 2004
                                                         ------------------------------------
                                                                        Weighted
                                                        (000's)         Average
                                                        Income           Shares          Per share
                                                      (numerator)    (denominator)         Amount
                                                      -----------    -------------         ------
     Basic earnings per share
       Income available to common stockholders           $ 4,979       2,673,448           $ 1.86

     Effect of dilutive securities
        Stock options                                          -         144,734            (0.09)
                                                         -------       ---------           ------
     Diluted earnings per share
        Income available to common
          stockholders  plus
          effect of dilutive securities                  $ 4,979       2,818,182           $ 1.77
                                                         =======       =========           ======

          There were options to purchase 31,816 shares of common stock at a price of $34.14 per share which were outstanding during the nine months ended September 30, 2004 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE (continued)


                                                        Three months ended September 30, 2003
                                                        -------------------------------------
                                                                        Weighted
                                                        (000's)         Average
                                                        Income           Shares          Per share
                                                      (numerator)    (denominator)         Amount
                                                      -----------    -------------         ------
     Basic earnings (loss) per share
       Income (loss) available to
          common stockholders                           $ (8,565)      2,571,947          $ (3.33)

     Effect of dilutive securities
       Stock options                                          --         216,749               --
                                                        --------       ---------          -------
     Diluted earnings (loss) per share
       Income (loss) available to common
          stockholders plus
          effect of dilutive securities                 $ (8,565)      2,788,696          $ (3.33)
                                                        ========       =========          =======



                                                         Nine months ended September 30, 2003
                                                         ------------------------------------
                                                                        Weighted
                                                        (000's)         Average
                                                        Income           Shares          Per share
                                                      (numerator)    (denominator)         Amount
                                                      -----------    -------------         ------
     Basic earnings (loss) per share
       Income (loss) available to
          common stockholders                           $ (7,350)      2,525,970          $ (2.91)

     Effect of dilutive securities
       Stock options                                           -         210,595               --
                                                        --------       ---------          -------

     Diluted earnings (loss) per share
       Income (loss) available to
          common stockholders  plus
          effect of dilutive securities                   (7,350)      2,736,565          $ (2.91)
                                                        ========       =========          =======


          There were options to purchase 34,900 shares of common stock at a range of $25.33 to $28.00 per share which were outstanding during the nine months ended September 30, 2003 that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

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

         Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                    Three months ended September 30,      2004        2003
                    --------------------------------      ----        ----

           Net income (loss)
             As reported                                 $1,714    $(8,565)
             Deduct:   stock-based  compensation
               expense  determined  using the fair
               value method, net of related tax effects      25         17
                                                         ------    -------
           Pro forma                                     $1,689    $(8,582)
                                                         ======    =======

           Basic earnings (loss) per share
             As reported                                  $0.64     $(3.33)
             Pro forma                                    $0.63     $(3.34)

           Diluted earnings (loss) per share
             As reported                                  $0.61     $(3.33)
             Pro forma                                    $0.61     $(3.34)


          Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $95,000 and $140,000 for the three-month periods ended September 30, 2004 and 2003, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6- STOCK BASED COMPENSATION (continued)



               Nine months ended September 30,            2004           2003
               -------------------------------            ----           ----

      Net income (loss)
        As reported                                      $4,979       $(7,350)
        Deduct: stock-based compensation expense
            determined using the fair value method,
            net of related tax effects                       76            39
                                                         ------       -------
        Pro forma                                        $4,903       $(7,389)
                                                         ======       =======

      Basic earnings (loss) per share
        As reported                                       $1.86        $(2.91)
        Pro forma                                         $1.84        $(2.93)

      Diluted earnings (loss) per share
        As reported                                       $1.77        $(2.91)
        Pro forma                                         $1.76        $(2.93)



     Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company's employee stock ownership plan. Such expense totaled $322,000 and $368,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7- EMPLOYEE BENEFIT PLANS

         Net periodic defined benefit pension expense included the following components:

                   Three months ended September 30,              2004               2003
                   --------------------------------              ----               ----

          Service cost                                         $ 57,569          $ 47,686
          Interest cost                                          47,413            46,256
          Expected return on plan assets                        (52,367)          (54,317)
          Amortization of transition (asset)/obligation           1,002             1,337
          Amortization of prior service costs                    15,634            15,634
          Amortization of unrecognized net actual loss            6,014             3,273
                                                               --------          --------
          Net periodic benefit cost                            $ 75,265          $ 59,869
                                                               ========          ========


                   Nine months ended September 30,               2004                2003
                   -------------------------------               ----                ----

          Service cost                                         $172,706          $143,057
          Interest cost                                         142,240           138,770
          Expected return on plan assets                       (157,103)         (162,953)
          Amortization of transition (asset)/obligation           3,005             4,011
          Amortization of prior service costs                    46,902            46,902
          Amortization of unrecognized net actual loss           18,042             9,821
                                                               --------          --------
          Net periodic benefit cost                            $225,792          $179,608
                                                               ========          ========

         As of September 30, 2004, $30,000 of contributions has been made to the pension plan. Management does not anticipate any additional contributions to the pension plan in 2004. The impact of the Pension Funding Equity Act which was enacted in April 2004 is currently being evaluated.

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

Financial Position

The Company's total assets at September 30, 2004 and December 31, 2003 were $629.5 million and $606.8 million, respectively, an increase of $22.7 million, or 3.7%, during the nine-month period. Cash and cash equivalents decreased by $1.6 million. Investment securities available for sale increased by $3.2 million, the net effect of the purchases of $3.0 million and a $0.2 million increase in the market value of these securities. Investment securities held to maturity decreased by $3.3 million due to the maturities of such securities. Mortgage-backed securities available for sale increased by $2.7 million as $27.7 million in security purchases was off-set by $24.5 million of principal payments and premium amortization of $0.5 million. Mortgage-backed securities held to maturity decreased by $7.2 million as a result of principal repayments. Loans receivable increased by $30.5 million for the nine-month period. Consumer and single-family residential mortgage loans of $66.7 million and commercial loans of $41.4 million comprised loan originations during the first nine months of 2004. Additionally, $3.7 million of newly originated, single-family residential mortgage loans were purchased during the nine-month period. Offsetting these increases to loans receivable were $81.0 million of principal repayments.

Total liabilities increased by $20.0 million. Deposit growth during the first nine months of 2004 was $1.5 million. Non-interest bearing demand deposits increased by $5.7 million while savings, money market, and interest-bearing checking accounts decreased by a combined $6.6 million. Certificates of deposit decreased by $0.6 million. Advances from the Federal Home Loan Bank increased by $21.2 million due to a $25.0 million increase in long-term fixed rate advances and $5.6 million of short-term advances, less scheduled amortization payments of $9.4 million.

Total consolidated stockholders' equity of the Company was $58.2 million or 9.24% of total assets at September 30, 2004. During the first three quarters of 2004 the Company repurchased 149,608 shares of its common stock and issued 242,206 shares pursuant to the exercise of stock options. As of September 30, 2004, there were 101,123 shares available for repurchase under the previously announced share repurchase plan.


Asset Quality

During the first nine months of 2004, the Company's provision for loan losses was $450,000 compared to $270,000 during the same period in 2003. The resulting increase in the allowance for loan losses is consistent with the corresponding increase in balance of loans receivable. As of September 30, 2004, the Company owned one parcel of foreclosed real estate. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.8 million and is included in other assets in the statement of financial position at September 30, 2004. Management of the Company believes that there has not been any significant deterioration in its asset quality during such period.

      The following table sets forth information regarding the Company's asset quality (dollars in thousands):


                                                       September 30,    December 31,    September 30,
                                                       -------------    ------------    -------------
                                                           2004             2003            2003
                                                           ----             ----            ----
Non-performing loans                                       $1,813         $2,282          $2,905
Ratio of non-performing loans to gross loans                 0.41%          0.56%           0.72%
Ratio of non-performing loans to total assets                0.29%          0.38%           0.48%
Foreclosed property                                        $  807         $  868          $1,763
Foreclosed property to total assets                          0.13%          0.14%           0.29%
Ratio of total non-performing assets to total assets         0.42%          0.52%           0.77%



Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolios will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                          2004           2003
                                                          ----           ----
Beginning balance, January 1,                           $2,111         $2,047
Provision                                                  450            270
Less: charge-off's (recoveries), net                       376            345
                                                        ------         ------
Ending balance, September 30,                           $2,185         $1,972
                                                        ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Income. The Company recorded net income of $1,714,000, or $0.61 per diluted share, for the three months ended September 30, 2004 as compared to a net loss of $8,565,000, or $3.33 per diluted share, for the three months ended September 30, 2003.

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

                                                                       Three months ended September 30,
                                                                       --------------------------------
                                                                 2004                                    2003
                                                    --------------------------------        -------------------------------
                                                    Average                   Average       Average                   Average
                                                    Balance     Interest      Yld/Cost      Balance     Interest      Yld/Cost
                                                    -------     --------      --------      -------     --------      --------
                                                                              (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................      $426,686       $6,095         5.68%     $381,005       $5,660         5.89%
    Mortgage-backed securities.................       129,715        1,490         4.57%      155,260        1,621         4.14%
    Investment securities(2)...................        31,117          340         4.35%       85,847          552         2.55%
    Other interest-earning assets(3)...........           685            4         2.32%       21,685           49         0.90%
                                                     --------       ------                   --------       ------
      Total interest-earning assets............       588,203        7,929         5.36%      643,797        7,882         4.86%
Non interest-earning assets....................        36,358       ------                     33,670       ------
                                                     --------                                --------
      Total assets.............................      $624,561                                $677,467
                                                     ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................      $465,782        1,456         1.24%     $452,145        1,638         1.44%
    Advances from the FHLB.....................        96,090          758         3.14%      158,357        2,078         5.21%
                                                     --------       ------                   --------       ------
      Total interest-bearing liabilities.......       561,872        2,214         1.56%      610,502        3,716         2.42%
Non interest-bearing liabilities...............         5,327       ------                      3,661       ------
                                                     --------                                --------
      Total liabilities........................       567,199                                 614,163
Stockholders' equity...........................        57,362                                  63,304
                                                     --------                                --------
      Total liabilities and stockholders' equity     $624,561                                $677,467
                                                     ========                                ========
Net interest income............................                     $5,715                                  $4,166
                                                                    ======                                  ======
Interest rate spread (4).......................                                    3.80%                                   2.44%
Net yield on interest-earning assets (5).......                                    3.87%                                   2.57%
Ratio of average interest-earning assets to
   average interest-bearing liabilities...........                                  105%                                    105%


(1) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2) Tax equivalent adjustments to interest on investment securities for the quarter ended September 30, 2004 and 2003 were $61,000 and $47,000 respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

                                                                      Three months ended
                                                                         September 30,
                                                                         2004 vs. 2003
                                                        -----------------------------------------------
                                                                      Increase (decrease)
                                                                            due to
                                                        -----------------------------------------------
                                                            Volume              Rate              Net
                                                        -----------------------------------------------
     Interest income:

          Loans receivable, net                               $1,573           $(1,138)       $   435

          Mortgage-backed securities                            (896)              765           (131)

          Investment securities                               (1,566)            1,354           (212)

          Other interest-earning assets                         (251)              206            (45)
                                                        -----------------------------------------------
             Total interest-earning assets
                                                              (1,140)            1,187             47
                                                        ===============================================

     Interest expense:

          Deposits                                               287              (469)          (182)

          Advances from the FHLB and other borrowings           (657)            (663)         (1,320)
                                                        -----------------------------------------------
             Total interest-bearing liabilities
                                                                (370)           (1,132)        (1,502)
                                                        ===============================================

     Net change in net interest income                        $ (770)          $ 2,319        $ 1,549
                                                        ===============================================



Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $47,000 or 0.6% to $7.9 million for the quarter ended September 30, 2004, compared with the same quarter of 2003. Low market interest rates on loans resulted in a significant amount of loan prepayments during the intervening period, lowering the yield on the remaining portfolio. However, increased loan originations at the Bank and resulting loan portfolio growth contributed to loan interest income in a manner that largely offset the impact caused by the lower market interest rates. Interest income from mortgage-backed securities, investment securities and other interest-earning assets was lower in the third quarter of 2004 in comparison to the same period of 2003. This decrease was largely caused by the reduction in the lower yielding balances maintained in these types of interest-earning assets as a result of the debt refinancing transaction executed during the third quarter of 2003.

Total Interest Expense. Total interest expense decreased by $1.5 million to $2.2 million during the three-month period ended September 30, 2004 as compared with the related quarter of 2003. The decrease in the market interest rates and the lower rates paid on the Bank's renewing certificates of deposit that had been originated when market interest rates were higher was more than offset by the increase in the average balance of deposits during the period. However, the repayment and refinancing of the Federal Home Loan Bank Advances that occurred at the end of the third quarter of 2003 was the primary factor in the overall reduction of interest expense.

Non-interest income. Total non-interest income was $595,000 for the three-month period ended September 30, 2004 compared with $322,000 for the same period in 2003. Net losses on sales of mortgage-backed securities and investments available for sale during the third quarter of 2003 totaled $377,000 while, conversely, there were no such sales during the same period in 2004. In addition, the Company recorded a gain of $110,000 during the third quarter of 2003 on the sale of real estate while there was no such gain during the third quarter of 2004.

Non-interest expense. Total non-interest expense decreased by $13.7 million to $3.7 million for the three months ended September 30, 2004 compared to the same period in 2003. The decrease in non-interest expense was associated with the debt prepayment fee of $13.8 million paid during the third quarter of 2003 as a result the repayment and refinancing of Federal Home Loan Bank borrowings. Without this fee, non-interest expenses increased by $30,000 during the third quarter of 2004 compared with the third quarter of 2003. Compensation and benefit expenses were higher by $164,000 due largely to additional mortgage origination and commercial lending personnel added during the fourth quarter of 2003 and the first nine months of 2004. Occupancy and equipment costs dropped due to a one time $62,000 expense booked during the third quarter of 2003 associated with revisions in the useful lives of certain depreciable and amortizable assets. Additionally, other operating expenses decreased $100,000 between the two quarters primarily due to $80,000 of various deposit items, reconciling and other losses, which were expensed during the third quarter of 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Income. The Company recorded net income of $4,979,000, or $1.86 per diluted share, for the nine months ended September 30, 2004 as compared to a net loss of $7,350,000, or $2.91 per diluted share, for the nine months ended September 30, 2003.

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


                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                 2004                                    2003
                                                    --------------------------------      ---------------------------------
                                                  Average                   Average       Average                    Average
                                                  Balance     Interest      Yld/Cost      Balance     Interest       Yld/Cost
                                                  -------     --------      --------      -------     --------       --------
                                                                            (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable (1).......................    $418,765      $18,045         5.76%     $370,543      $17,336         6.26%
    Mortgage-backed securities.................     130,835        4,478         4.57%      163,697        5,318         4.34%
    Investment securities......................      30,563        1,001         4.37%       73,131        1,644         3.01%
    Other interest-earning assets(2)...........       1,299           11         1.13%       59,882          463         1.03%
                                                   --------      -------                   --------      -------
      Total interest-earning assets............     581,462       23,535         5.41%      667,253       24,761         4.96%
Non interest-earning assets....................      34,841      -------                     34,789      -------
                                                   --------                                --------
      Total assets.............................    $616,303                                $702,042
                                                   ========                                ========

Liabilities and stockholders' equity:
  Interest-bearing liabilities
    Deposits...................................    $467,304        4,440         1.27%     $447,049        5,506         1.65%
    Advances from the FHLB.....................      87,494        2,077         3.17%      186,377        7,558         5.42%
                                                   --------      -------                   --------      -------
Total interest-bearing liabilities.............     554,798        6,517         1.57%      633,426       13,064         2.76%
Non interest-bearing liabilities...............       5,453      -------                      5,439      -------
                                                   --------                                --------
      Total liabilities........................     560,251                                 638,865
Stockholders' equity...........................      56,052                                  63,177
                                                   --------                                --------
      Total liabilities and stockholders' equity   $616,303                                $702,042
                                                   ========                                ========
Net interest income............................                  $17,018                                 $11,697
                                                                 =======                                 =======
Interest rate spread (3).......................                                  3.84%                                   2.20%
Net yield on interest-earning assets (4).......                                  3.91%                                   2.34%
Ratio of average interest-earning assets to
  average interest-bearing liabilities...........                                 105%                                    105%



(1) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2) Tax equivalent adjustments to interest on investment securities for the nine months ended September 30, 2004 and 2003 were $162,000 and $113,000 respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

                                                                         Nine months ended
                                                                           September 30,
                                                                           2004 vs. 2003
                                                              -------------------------------------------
                                                                        Increase (decrease)
                                                                              Due to
                                                              -------------------------------------------
                                                                  Volume          Rate           Net
                                                              -------------------------------------------
     Interest income:

          Loans receivable, net                                   $  2,733      $(2,024)        $   709

          Mortgage-backed securities                                (1,258)         418            (840)

          Investment securities                                     (1,484)         841            (643)

          Other interest-earning assets                               (519)          67            (452)
                                                              -------------------------------------------
             Total interest-earning assets
                                                                      (528)        (698)         (1,226)
                                                              ===========================================

     Interest expense:

          Deposits                                                     381       (1,447)         (1,066)

          Advances from the FHLB and other borrowings               (3,075)      (2,406)         (5,481)
                                                              -------------------------------------------
             Total interest-bearing liabilities
                                                                    (2,694)      (3,853)         (6,547)
                                                              ===========================================
     Net change in net interest income                            $  2,166      $ 3,155         $ 5,321
                                                              ===========================================

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.2 million or 5.0% to $23.5 million for the nine months ended September 30, 2004 as compared with the first nine months of 2003. Low market interest rates on loans resulted in a significant amount of loan prepayments during the intervening period, lowering the yield on the remaining portfolio. However, increased loan originations at the Bank and the resulting loan portfolio growth contributed to loan income in a manner that largely offset the impact caused by the lower market interest rates. Interest income from mortgage-backed securities, investment securities and other interest-earning assets was lower during the first nine months of 2004 in comparison to the same period of 2003. This decrease was largely caused by the reduction in the lower yielding balances maintained in these types of interest-earning assets as a result of the debt refinancing transaction executed during the third quarter of 2003.

Total Interest Expense. Total interest expense decreased by $6.5 million to $6.5 million during the nine-month period ended September 30, 2004 as compared with the same period in 2003. The decrease in the market interest rates during the period and the lower rates paid on the Bank's renewing certificates of deposit which had been originated when market interest rates were higher contributed to this reduction. Yet, the repayment of $120 million of Federal Home Loan Bank Advances and the refinancing of the remaining debt at significantly lower rates is the foremost reason for the overall reduction of interest expense.

Non-interest income. Total non-interest income was $1,985,000 for the nine-month period ended September 30, 2004 in contrast with $2,054,000 for the same period in 2003. The decrease was primarily due to $208,000 in net gains on sales of mortgage-backed securities available for sale and a gain of $110,000 on the sale of real estate during 2003 while, conversely, there were no such sales of either securities or real estate during the same period in 2004. Retail banking fees were $264,000 greater over the period as a result of a $188,000 increase in overdraft and uncollected fees. Also, the collection of mortgage brokerage fees and a growth in other loan fees contributed to the increase during the period.

Non-interest expense. Total non-interest expense decreased by $13.3 million to $11.5 million for the nine months ended September 30, 2004 compared to the same time in 2003. The decrease in non-interest expense was mainly associated with the debt prepayment fee of $13.8 million paid as a consequence of the repayment and refinancing of Federal Home Loan Bank borrowings in 2003. Excluding the debt prepayment fee, non-interest expense increased by $478,000. During 2004, compensation and benefit expenses increased by $625,000 over the same period of 2003. The increase in salary and compensation costs of the Company resulted from the hiring of additional mortgage origination and commercial lending personnel, and increased anticipated incentive compensation expense because this expense is related to the net income of the Company. Occupancy and equipment costs dropped due to a one time $62,000 expense booked during 2003 associated with revisions in the useful lives of certain depreciable and amortizable assets. Other operating expenses decreased $176,000 between the two periods mostly as a result of various deposit items and reconciling losses of $170,000 that were expensed during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine-month period ended September 30, 2004 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2004, the Company had commitments outstanding under letters of credit of $1.2 million, commitments to originate loans of $30.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $59.5 million. There has been no material change during the nine months ended September 30, 2004 in any of the Company's other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2004.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,185,000 at September 30, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company continues to evaluate this proposed statement and its effects on its results of operations.

In March 2004 the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected cash flows related to loan servicing or include any internally developed intangible assets in determining the fair value of loan commitments accounted for as derivatives. The Company adopted SAB 105 effective for commitments entered into after June 30, 2004. The requirements of SAB 105 apply to the Company's mortgage interest rate lock commitments related to loans held for sale. At September 30, 2004, the Company did not have such commitments subject to the provisions of SAB 105. The Company's application of SAB 105 did not have a material impact on the effect on the Company's financial position or results of operations.

On September 30, 2004, the FASB issued a staff position EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1 from reporting periods beginning after June 15,2004, until implementation guidance is issued. The Bank adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. Paragraphs 10-20 of EITF Issue No.03-1 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. On September 15, 2004 the FASB issued a proposed staff position EITF Issue 03-1-a to address the implementation guidance to evaluate and recognize other than temporary impairment. The Company is in the process of determining the impact that this EITF will have on its financial statements.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II

     ITEM 1.   LEGAL PROCEEDINGS

               Not applicable.

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               The following table provides information on repurchases by the Company of its common stock in each month for the nine months ended September 30, 2004:

                                                                             Total Number of        Maximum Number of
                                                                           Shares Purchased as     Shares that may yet
                                       Total Number                          Part of Publicly       be Purchased Under
                                        of Shares        Average Price      Announced Plan of          the Plans or
           Month Ended                  Purchased       Paid per Share           Program                 Programs
           -----------                  ---------       --------------           -------                 --------

        January 31, 2004                    --                --                    --                   114,082

        February 29, 2004                   --                --                    --                   114,082

        March  31, 2004                 38,000            $32.00                    --                   114,082

        April 30, 2004                      --                --                    --                   114,082

        May 31, 2004                        --                --                    --                   114,082

        June  30, 2004                     359            $28.63                   359                   113,723

        July  31, 2004                  36,115            $26.99                 2,800                   110,923

        August  31, 2004                47,432            $26.93                   800                   110,123

        September  30, 2004             27,702            $28.01                 9,000                   101,123



         The total number of shares repurchased during the quarter includes 45,334 shares repurchased in conjunction with the exercise of 132,333 stock options. The repurchase poses no modification to the rights of stockholders. Furthermore, there has been no change in the ability of the Company to pay dividends or any material change in the working capital of the Company. The stock repurchase did not alter the previously approved stock repurchase plan of the Company.

                    TF FINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART II



          ITEM 3. DEFAULTS UPON SENIOR SECURITIES Not applicable.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

          ITEM 5. OTHER INFORMATION None

          ITEM 6. EXHIBITS

                    (a)  Exhibits

                    10.  TF Financial Corporation Incentive Compensation Plan

                    31.  Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002.

                    32.  Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002.

                            TF FINANCIAL CORPORATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.







Date: November 12, 2004               /s/ Kent C. Lufkin
-----------------------               ------------------
                                      Kent C. Lufkin
                                      President and CEO
                                      (Principal Executive Officer)





Date: November 12, 2004               /s/ Dennis R. Stewart
-----------------------               ---------------------
                                      Dennis R. Stewart
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)