Form 10-K
period 2004-12-31
TF FINANCIAL CORP
filed 2005-03-30
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number:  0-24168

TF FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2705050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Penns Trail, Newtown, Pennsylvania	18940
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 579-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.  YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2004, was $60.7 million (2,023,641 shares at $30.00 per share).

As of March 21, 2005 there were outstanding 2,950,463 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004.  (Parts I, II and IV)

2.             Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.  (Part III)

PART I

TF FINANCIAL CORPORATION (THE “COMPANY”) MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL “FORWARD-LOOKING STATEMENTS”, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS HERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL).  THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2004, the Company had total assets of $629 million, total liabilities of $568 million and stockholders’ equity of $61 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2004 the Bank operated fourteen branch offices in Bucks and

Philadelphia counties, Pennsylvania and in Mercer County, New Jersey. A fifteenth branch is presently scheduled to open in Northeast Philadelphia during the second quarter of 2005.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2004, one-to-four family residential mortgage loans totaled $285 million or 64% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $119 million or 19% of total assets invested in mortgage-backed securities and $25 million or 4% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.  The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank, and Teragon Financial Corporation which holds the Bank’s 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P.

Market Area

The Bank offers a wide range of consumer and business products at its fourteen full service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, and Mercer County in New Jersey. Five of the branch offices are located in Bucks County, the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Six branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank’s branches in this section of Philadelphia represent a deposit stronghold. The remaining three branches are in Mercer County, New Jersey which has an expanding population and represents another growth area for the Bank.

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  At December 31, 2004 the Company believed that commercial banks held approximately 78% of the deposit market in Philadelphia County, 65% in Bucks County and 77% in Mercer County. The Bank’s estimated share of the deposit market in Philadelphia, Bucks and Mercer Counties was 0.7%, 1.6% and 1.0%, respectively, at December 31, 2004.

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of conventional adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one- to four-family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2004, the Bank’s mortgage loans outstanding were $378 million, of which $285 million were secured by first mortgages on one- to four-family residential property.  Of the one- to four-family residential mortgage loans outstanding at that date, 11% were ARM’s and 89% were fixed-rate loans.  Total ARM loans in the Bank’s portfolio at December 31, 2004 amounted to $32 million or 7% of total loans.  At that same date, commercial real estate and multi-family residential and construction loans totaled $84 million and $10 million, respectively.

Consumer and other loans held by the Bank totaled $34 million or 8% of total loans outstanding at December 31, 2004, of which $30 million or 7% consisted of home equity and second mortgages, and other consumer loans At that same date commercial business loans and leases totaled $31 million.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans:
Mortgage loans:
One-to-four family	$284,645	64.14%	$276,849	68.22%	$227,953	61.33%	$222,016	58.42%	$211,065	57.89%

Commercial real estate and multi-family	83,559	18.83	74,109	18.26	85,493	23.00	93,572	24.62	77,486	21.25
Construction	10,286	2.31	6,591	1.62	12,026	3.23	9,824	2.59	13,950	3.82
Total mortgage loans	378,490	85.28	357,549	88.10	325,472	87.56	325,412	85.63	302,501	82.96
Consumer loans:
Home equity and second mortgage	29,522	6.66	25,199	6.21	25,480	6.87	25,640	6.75	20,887	5.73
Other consumer	4,384	0.99	6,532	1.61	10,490	2.82	16,154	4.25	23,113	6.34
Total consumer and other loans	33,906	7.65	31,731	7.82	35,970	9.69	41,794	11.00	44,000	12.07
Commercial loans and leases:
Commercial loans	30,543	6.88	15,185	3.74	8,005	2.15	9,285	2.44	14,630	4.01
Commercial leases	857	0.19	1,371	0.34	2,246	0.60	3,544	0.93	3,493	0.96
Total commercial loans and leases	31,400	7.07	16,556	4.08	10,251	2.75	12,829	3.37	18,123	4.97
Total loans	443,796	100.00%	405,836	100.00%	371,693	100.00%	380,035	100.00%	364,624	100.00%
Less:
Unearned discount,(premium), deferred loan fees, net	(706)		(924)		(446)		428		1,104
Allowance for loan losses	2,307		2,111		2,047		1,972		1,714
Total loans, net	$442,195		$404,649		$370,092		$377,635		$361,806

Mortgage-backed securities held-to-maturity:
FHLMC	$5,195	34.87%	$8,407	35.58%	$21,870	40.10%	$35,000	37.50%	$45,971	34.03%
FNMA	5,182	34.77	7,205	30.49	11,781	21.60	15,739	16.90	20,756	15.36
GNMA	4,516	30.31	8,007	33.88	18,278	33.40	29,877	32.00	41,090	30.41
Real estate investment mortgage conduit	7	0.05	11	0.05	2,519	4.60	12,550	13.40	27,043	20.02
Other mortgage-backed securities	—	—-	—	—-	144	0.30	201	0.20	282	0.18
Total mortgage-backed and related securities held-to-maturity	$14,900	100.00%	$23,630	100.00%	$54,592	100.00%	$93,367	100.00%	$135,142	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$6,614	6.38%	$8,525	7.98%	$699	0.60%	$1,108	1.10%	$1,431	1.46%
FNMA	15,108	14.58	18,385	17.22	11,878	10.30	22,459	22.50	25,679	26.23
GNMA	—-	—-	—-	—-	—-	—-	5,515	5.50	7,561	7.72
Real estate investment mortgage conduit	81,888	79.04	79,864	74.80	102,666	89.10	70,681	70.90	63,243	64.59
Total	$103,610	100.00%	$106,774	100.00%	$115,243	100.00%	$99,763	100.00%	$97,914	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in the Bank’s loan and mortgage-backed securities portfolios based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2005, are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/05 - 12/31/05	Due 1/1/06 - 12/31/09	Due After 12/31/09
	(In thousands)
Available for sale:
Mortgage-backed securities	$—	$6,744	$96,866
Loans receivable	—	—	683

Held to Maturity:
One-to-four family	$34	$4,622	$279,306
Commercial real estate and multi-family	6,376	15,637	61,546
Construction	5,136	5,150	—
Consumer and other	1,664	4,610	27,632
Commercial loans and leases	15,433	6,764	9,203
Total loans receivable	28,643	36,783	377,687
Mortgage-backed securities	2	1,947	12,951
Total	$28,645	$38,730	$390,638

The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2005, which have predetermined interest rates and which have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Available for sale:
Mortgage-backed securities	$103,610	$—
Loans	495	188
Total	$104,105	$188

Held to Maturity:
One-to-four family	$251,618	$32,310
Commercial real estate and multi-family	7,857	69,326
Construction	—	5,150
Consumer and other	31,910	356
Commercial loans and leases	11,524	4,419
Total loans receivable	302,909	111,561
Mortgage-backed securities	14,835	65
Total	$317,744	$111,626

One-to-Four Family Mortgage Lending.  The Bank offers first mortgage loans secured by one-to-four family residences in the Bank’s lending area.  Typically, such residences are single-family homes that serve as the primary residence of the owner.  The Bank generally originates and invests in one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property.  Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided on the amount in excess of 80%.

Loan originations are obtained from existing or past customers, members of the local community, and referrals from established builders and realtors within the Bank’s lending area using direct advertising in local newspapers, branch signage and promotions, and word of mouth referrals.

The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 1% to 2% per adjustment with a lifetime cap of 5% to 6% over the life of the loan.

The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly.  Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions.  The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank’s standard underwriting guideline for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines and may be sold in the secondary market. The Bank sells a small portion of its conforming fixed-rate mortgage loan originations in the secondary market to FHLMC and FNMA while retaining the servicing rights on these loans. The Bank also brokers a small portion of its loan applications to correspondents. However, the Bank is primarily a portfolio lender.  As of December 31, 2004, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $2.3 million.

Beginning in December 2003 the Bank initiated a mortgage lending department that is separate as to its sales efforts from the consumer lending area of the Bank. In connection with this initiative, the Bank has hired a mortgage lending manager and several commissioned loan officers. The Bank now offers, in addition to its standard portfolio loan products, other types of mortgage loans that will be originated in the name of, or sold on a servicing released basis to, third party investors. The mortgage loan officers support the Bank’s branches and customers, and additionally engage in calling efforts directed toward realtors, builders, and others that can be sources of lending business for the Bank. While these activities are a small part of the Company’s overall lending activities, the Company expects to grow this line of business in the future.

Commercial Real Estate and Multi-Family Lending.  The Bank originates loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan.  Currently, it is the Bank’s philosophy to originate commercial real estate and multi-family loans primarily on properties in its general market area.  The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates for terms of up to 25 years.  The Bank’s current policy is to originate commercial real estate and multi-family loans as ARM’s that amortize over a 20 to 25 year period and either balloon or are callable by the Bank after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  At December 31, 2004, the five largest commercial real estate and multi-family loans totaled $18.9 million with no single loan larger than $6.2 million.  At December 31, 2004, all such loans were current and the properties securing such loans are in the Bank’s market area.

Construction Lending.  At December 31, 2004, the Bank had $10 million of construction loans or 2% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $34 million or 8% of the Bank’s total loan portfolio at December 31, 2004.  Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution’s assets.  In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts.  The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is considered.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

The Bank focuses on the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank’s interest rate risk management.  Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.  At December 31, 2004, $85,000 or 0.3% of the Bank’s consumer loans were delinquent more than 90 days.

The Bank offers second mortgage loans on one- to four-family residences.  At December 31, 2004, second mortgage and home equity loans totaled $30 million, or 7% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years.  Such loans are only made on owner-occupied one- to four-family residences and are subject to a 75% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one- to four-family residential loans.

Business Lending. Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution’s assets.

The Bank makes commercial business loans on a secured basis.  The terms of such loans generally do not exceed five years.  The majority of these loans have floating interest rates which adjust with changes in market driven indices.  The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing.  The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2004, the Bank had approximately $31 million outstanding in commercial business loans, which represented approximately 7% of its total loan portfolio.

Prior to 2002 the Bank purchased commercial leases; the Bank no longer engages in this activity. These lessees are generally small medical practitioners located throughout the United States. The average lease amount is less than $100,000. At December 31, 2004 the purchased lease portfolio totaled $0.9 million or 0.2% of total assets.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Approval authority ranges from $25,000 to $750,000 for secured loans, and $5,000 to $100,000 for unsecured loans. Members of an in-house loan committee comprising the four most senior members of management approve all loans over $500,000. Any two members may combine their lending authority. The committee has the authority to approve secured loans up to $2.5 million and unsecured loans up to $200,000. All loans greater than $2.5 million through $5 million require the approval of a Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5 million must be approved by the Bank’s Board of Directors.

One- to four-family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested.  An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  The independent appraiser or loan officer determines the stage of completion based upon its physical inspection of the construction.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.  For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $8.0 million as of December 31, 2004.

At December 31, 2004, the Bank’s five largest aggregate lending relationships had balances ranging from $4.7 to $7.2 million.  At December 31, 2004, all of these loans were current.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities.  Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2004, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) ($12 million), Government National Mortgage Association (“GNMA”), ($4 million) Federal National Mortgage Association (“FNMA”) ($21 million), and real estate mortgage investment conduits formed by these same agencies (“REMICs”) ($82 million).

At December 31, 2004, the amortized cost of mortgage-backed securities totaled $119 million, or 19% of total assets, and the market value of such securities totaled approximately $119 million.

The Bank’s mortgage-backed securities are so-called “pass-throughs” which represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank.  Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA. The REMIC securities are composed of the same loan types as the pass through certificates, but offer differing characteristics as to their expected cash flows depending on the class of such securities purchased. The Bank’s REMICs are primarily “planned amortization classes” and “very accurately defined maturity classes” that, when purchased, offered a high probability of predictable cash flows.

Mortgage-Backed Securities Carrying Value. The following table sets forth the carrying value of the Bank’s mortgage-backed securities held in portfolio at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
Held to maturity:
GNMA-fixed rate	$4,516	$8,007	$18,278
FHLMC ARMs	65	71	91
FHLMC-fixed rate	5,130	8,336	21,779
FNMA-fixed rate	5,182	7,205	11,781
REMICs	7	11	2,519
Other mortgage-backed securities	—	—	144
Total mortgage-backed securities held to maturity	$14,900	$23,630	$54,592
Available-for-sale:
FHLMC	$6,614	$8,525	$699
FNMA	15,108	18,385	11,878
GNMA	—	—	—
REMICs	81,888	79,864	102,666
Total mortgage-backed securities available-for-sale	$103,610	$106,774	$115,243

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2004.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Contractual Held To Maturity Maturities Due	WAC	Contractual Available -For-Sale Maturities Due	WAC
	(Dollars in thousands)

Less than 1 year	$2	8.30%	$—	—%
1 to 3 years	893	7.28	2,753	4.00
3 to 5 years	1,054	7.56	3,991	5.99
5 to 10 years	486	7.13	30,373	5.13
10 to 20 years	1,889	5.42	41,432	4.60
Over 20 years	10,576	6.48	25,061	4.64
Total mortgage-backed securities	$14,900	6.49%	$103,610	4.80%

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

On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2004 the Bank used third-party servicers to service $64.7 million in mortgage loans, including one servicer that serviced $52.8 million. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

Non-performing assets

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$536	$1,549	$1,013	$1,821	$687
Commercial real estate and multi-family	23	296	1,677	1,725	297
Consumer and other	84	135	245	227	486
Commercial loans and leases	317	369	887	3	—
Total non-accrual loans	960	2,348	3,822	3,776	1,470

Real estate owned, net	700	868	84	30	176
Total non-performing assets	$1,660	$3,216	$3,906	$3,806	$1,646
Total non-accrual loans to loans	0.22%	0.58%	1.03%	0.99%	0.41%
Total non-accrual loans to total assets	0.15%	0.39%	0.53%	0.53%	0.20%
Total non-performing assets to total assets	0.26%	0.53%	0.54%	0.54%	0.23%

At December 31, 2004, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

At December 31, 2004, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table.  “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

Classified Assets.  OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets.  Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets designated “special mention” by management are assets included on the Bank’s internal watchlist because of potential weakness but that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies all or a portion of a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances.  A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2004.

At December 31, 2004
(In thousands)

Special mention assets	$7,295
Substandard	1,393
Doubtful assets	64
Loss	—
Total classified assets	$8,752

Real Estate Owned.  Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until it is sold.  When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or cost.  If the property subsequently decreases in estimated value from the initial recorded amount, the Bank will provide an additional valuation allowance, through a charge to earnings, if the decrease is judged by management to be temporary, or the Bank will write the property down, through a charge to earnings, to the new estimated value if the decrease is judged by management to be permanent.

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

Allowances for Loan Losses.  The Bank provides valuation allowances for estimated losses from uncollectible loans. Management determines the adequacy of the allowance on a quarterly basis to ensure that a provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s estimate of probable losses. Several sources of data are used in making the evaluation as to the appropriateness of the allowance.

The Bank’s watch list contains all loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. Once a loan is deemed to pose other than a normal level of risk of collection, it moves to the classified asset list as either special mention, substandard, doubtful, or loss as required by regulatory guidelines. Classified assets also include all loans over 90 days past due according to the contractual repayment terms. These loans are automatically considered at least substandard. All loans not on the classified asset list are assigned a reserve factor that is based on the Company’s actual loss experience over the last three years, with a small factor assigned to loans current as to their contractual payments, and an increased factor if the loan is 30 or 60 days past due. Classified loans with balances under $100,000 are typically pooled according to their underlying collateral, and a reserve factor assigned based on historical loss experience. Classified loans are evaluated on an individual basis if the loan balance exceeds $100,000. In such a case, the value of the underlying collateral, which is ordinarily real estate because of the nature of the Bank’s predominant past lending activities, the cost of collection and disposition, and other factors are considered and an estimated reserve level is established. In establishing estimated reserves, current and projected economic conditions as they may affect the borrower and the collateral are considered. If prospects appear poor with respect to collateral disposition, for example, because of economic factors, a lower disposition value and thus a higher reserve level would be established. Similarly, the credit may be guaranteed by a governmental agency, or the collateral value may greatly exceed the loan balance such that no reserve is indicated for these loans that are nevertheless considered classified assets because of their delinquency. If a loan or a portion of a loan is judged to be unrecoverable, that amount is charged off. The calculated reserve determined using the methodologies described above is compared to the actual level of reserves; the difference reflects the imprecision of the multitude of assumptions that are made combined with the variability that can occur with a relatively small amount of troubled assets, and the reserve is maintained at reasonable levels by adjusting the provision that is charged to earnings.

The following table sets forth information with respect to the Bank’s allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Balance at beginning of period	$2,111	$2,047	$1,972	$1,714	$1,917
Provision for loan losses	600	330	988	500	410
Charge-offs:
One-to-four family	—	(16)	(13)	—	—
Commercial and multi-family real estate loans	(112)	—	—	—	—
Consumer and other loans	(186)	(219)	(303)	(430)	(634)
Commercial loans and leases	(161)	(322)	(625)	—-	—-
Recoveries:
One-to-four family	—	—	3	—	—
Commercial and multi-family real estate loans	—	—	—	—	—
Consumer and other loans	55	36	25	188	21
Commercial loans and leases	—	255	—	—	—
Balance at end of year	$2,307	$2,111	$2,047	$1,972	$1,714

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.07%	0.25%	0.07%	0.20%
Ratio of allowance for loan losses to non-performing loans at the end of the period	240.3%	89.91%	53.56%	52.22%	116.0%
Ratio of allowance for loan losses to loans receivable at the end of the period	0.52%	0.52%	0.55%	0.52%	0.47%
Ratio of allowance for loan losses and foreclosed real estate to total non-performing assets at the end of the period	181.1%	92.63%	52.41%	52.60%	114.8%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.  The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$176	64.2%	$277	68.2%	$119	61.3%	$216	58.4%	$97	57.9%
Commercial real estate and multi-family	1,035	18.8	1,230	18.3	1,021	23.0	1,100	24.6	835	21.3
Construction	121	2.3	109	1.6	90	3.2	74	2.6	105	3.8
Consumer and other loans	554	7.7	246	7.8	271	9.7	380	11.0	499	12.1
Commercial loans and leases	421	7.1	249	4.1	546	2.8	202	3.4	178	4.9
Total allowance	$2,307	100.0%	$2,111	100.0%	$2,047	100.0%	$1,972	100.0%	$1,714	100.0%

Investment Activities

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Asset Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank’s lending activities.  In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors.  Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s investments at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Interest-earning deposits	$252	$252	$508	$508	$93,143	$93,143

Investment securities held-to-maturity:
U.S. government and agency obligations	$—	$—	$2,000	$2,011	$4,000	$4,125
State and political subdivisions	1,326	1,395	1,609	1,735	3,700	3,880
Corporate debt securities	5,701	5,793	6,780	7,069	6,863	7,182
Total	$7,027	$7,188	$10,389	$10,815	$14,563	$15,187

Securities available-for-sale:
U.S. government and agency obligations	$2,978	$2,958	$2,972	$2,947	$15,964	$16,084
State and political subdivisions	13,704	13,675	10,677	10,493	453	464
Corporate Debt Securities	1,000	992	1,000	993	10,034	10,197
Mutual funds	—	—	—	—	500	498
Total	$17,682	$17,625	$14,649	$14,433	$26,951	$27,243

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2004.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities(1)
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)

U.S. government agency	$—	—%	$2,978	3.50%	$—	—%	$—	—%	$2,978	3.50%	$2,958
Municipal obligations	—	—	1,111	9.12	3,855	5.07	10,064	5.81	15,030	5.87	15,070
Corporate obligations	3,668	4.91	3,033	3.51	—	—	—	—	6,701	4.28	6,785
Total	$3,668	4.91%	$7,122	4.38%	$3,855	5.07%	$10,064	5.81%	$24,709	5.15%	$24,813

(1)           Includes $17.625 million of U.S. government agency, municipal and corporate obligations which are carried as available-for-sale at December 31, 2004.  Investment securities available-for-sale are carried at fair value.

Sources of Funds

General.  Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms.  The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts.  Of the deposit accounts, $30 million or 6.6% consist of IRA, Keogh or SEP retirement accounts at December 31, 2004.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds.  At December 31, 2004, core deposits amounted to 68% of total deposits.

The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.  The Bank does not have significant amount of deposits from out-of-state sources.  Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2004			2003			2002
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts	$54,887	11.93	0.47%	$52,647	11.46	0.47%	$48,496	10.96	0.60%
Money market accounts	42,496	9.24	1.00	44,688	9.73	0.91	43,677	9.87	1.00
Non-interest-bearing checking accounts	32,636	7.10	0.00	26,375	5.74	0.00	20,810	4.70	0.00
Total transaction accounts	130,019	28.27		123,710	26.93		112,983	25.53

Passbook accounts	182,945	39.78	0.98	188,673	41.07	0.94	182,813	41.31	1.51

Certificates of deposit	146,939	31.95	2.42	146,960	32.00	2.43	146,762	33.16	2.84
Total deposits	$459,903	100.00%	1.31%	$459,343	100.00%	1.31%	$442,558	100.00%	1.73%

At December 31, 2004, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$3,506
Over three through six months	3,135
Over six through 12 months	9,166
Over 12 months	10,752
Total	$26,559

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes.  The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds.  Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets.  The Bank, if the need arises, may also access the Federal Reserve Bank discount window.  The following tables set forth the maximum month-end balance, period ending balance, and weighted average balance of outstanding FHLB advances at the dates and for the periods indicated, together with the applicable weighted average interest rates.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)

FHLB advances and other borrowings	$102,747	$86,853	$207,359

Weighted average interest rate	3.32%	3.01%	5.46%

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum balance of FHLB advances and other borrowings outstanding	$108,078	$207,359	$222,359
Weighted average balance of FHLB advances and other borrowings outstanding	$91,660	$162,695	$218,578
Weighted average interest rate of FHLB advances and other borrowings	3.21%	5.08%	5.46%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  Under such limitations, as of December 31, 2004, the Bank was authorized to invest up to approximately $12.9 million in the stock of, or loans to, service corporations (based upon the 2% limitation).  In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage.  At December 31, 2004, the Bank had two wholly-owned subsidiaries, Third Delaware Corporation and Teragon Financial Corporation.  Third Delaware Corporation was formed in 1998 for the purpose of investing in marketable securities.  At December 31, 2004, the Bank had $121.3 million invested in Third Delaware Corporation. Teragon Financial Corporation (“Teragon”) was formerly a subsidiary of the Company and had been dormant for several years until 2004, at which time the Company contributed its interest to the Bank. Shortly thereafter, Teragon invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2004 the Bank had an investment of $36,000 in Teragon which, in turn, had an investment of $7,500 in Third Fed Abstract L. P.

Personnel

As of December 31, 2004, the Company had 156 full-time and 38 part-time employees.  None of the Company’s employees are represented by a collective bargaining group.  The Company believes that its relationship with its employees is good.

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

The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

REGULATION

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company.  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”).  The Securities and Exchange Commission (the “SEC”) has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

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

Financial Modernization.  The Gramm-Leach-Bliley Act (“GLB”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.  A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that they find in the Bank’s operations.  The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

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

Insurance of Deposit Accounts.  The Bank’s deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation).  The FDIC has the authority, should it initiate proceedings to terminate an institution’s deposit insurance, to suspend the insurance of any such institution without tangible capital.  However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

Regardless of an institution’s capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator.  The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund.  This risk classification is based on an institution’s capital group and supervisory subgroup assignment.

Regulatory Capital Requirements.  OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.  In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be “undercapitalized” and may be subject to certain restrictions.

At December 31, 2004, the Bank was in compliance with all of its regulatory capital requirements.

Dividend and Other Capital Distribution Limitations.  The Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Bank’s mutual-to-stock conversion.

Savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, are not required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts.  Savings associations which are eligible for expedited treatment under current OTS regulations are not required to file an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association’s net income for that year to date, plus the savings association’s retained net income for the previous two calendar years.  Thus, only undistributed net income for the prior two years may be distributed in addition to the current year’s undistributed net income without the filing of an application with the OTS.  Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution.  A savings association such as the Bank that is a subsidiary of a savings and loan holding company, and under certain other circumstances, must file a notice with OTS prior to making the capital distribution.

Qualified Thrift Lender Test.  The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test.  If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh.  The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets).  Certain assets are subject to a percentage limitation of 20% of portfolio assets.  In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs.  The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs.  As of December 31, 2004, the Bank was in compliance with its QTL requirement with 76% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 5% of its advances outstanding from the FHLB plus 0.7% of its unused borrowing capacity. At December 31, 2004, the Bank had $7.5 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.  At December 31, 2004, the Bank’s total transaction accounts required a reserve level of $5.1 million which was offset by the Bank’s vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System.  The Bank had no such borrowings at December 31, 2004.

Item 2.  Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania.  At December 31, 2004, the Bank operated from its administrative offices and fourteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey.  The Bank also owns two parcels of land and a building behind its Doylestown branch office.  The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $761,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned	Location	Leased or Owned
ADMINISTRATIVE OFFICE Newtown Office 3 Penns Trail Newtown, PA 18940	Owned

DEPOSIT OPERATIONS 828C Newtown-Yardley Road Suite 301B Newtown, PA 18940	Leased	PROCESSING OPERATIONS Operations Center 62 Walker Lane Newtown, PA 18940(1)	Owned

BRANCH OFFICES Frankford Office 4625 Frankford Avenue Philadelphia, PA 19124	Leased	Newtown Office 950 Newtown Yardley Road Newtown, PA 18940	Leased

Ewing Office 2075 Pennington Road Ewing, NJ 08618	Owned	Mayfair Office Roosevelt Blvd. at Unruh Philadelphia, PA 19149	Owned

Hamilton Office 1850 Route 33 Hamilton Square, NJ 08690	Owned	Doylestown Office 60 North Main Street Doylestown, PA 18901	Owned

Fishtown Office York & Memphis Streets Philadelphia, PA 19125	Owned	Feasterville Office Buck Hotel Complex Feasterville, PA 19053	Leased

Cross Keys Office 834 North Easton Highway Doylestown, PA 18901	Owned	Quakerbridge Office 590 Lawrence Square Blvd. Lawrenceville, NJ 08648	Leased

Bridesburg Office Orthodox & Almond Streets Philadelphia, PA 19137	Owned	Woodhaven Office 4014 Woodhaven Road Philadelphia, PA 19154	Leased

New Britain Office 600 Town Center New Britain, PA 18901	Leased	Northern Liberties Office 905 North 2nd Street Philadelphia, PA 19123	Leased

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Stock Market Information” in the Registrant’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

October 1, 2004 - October 31, 2004	16,697	$28.22	—	114,082

November 1, 2004 - November 30, 2004	—	—	—	114,082

December 1, 2004 - December 31, 2004	—	—	—	114,082

The total number of shares repurchased during the quarter comprises 16,697 shares repurchased in conjunction with the exercise of 26,237 stock options.  The repurchase poses no modification to the rights of stockholders.  Furthermore, there has been no change in the ability of the Company to pay dividends or any material change in the working capital of the Company.  The stock repurchase did not alter the previously approved stock repurchase plan of the Company.

Item 6.  Selected Financial Data

The above-captioned information appears under the section captioned “Selected Financial and Other Data” in the Registrant’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2004 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in internal control over financial reporting. During the last quarter of the year under report there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal 1 - Election of Directors — General Information and Nominees” and “— Biographical Information” and “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Additional information concerning executive officers is included under “Item 1.  Business — Executive Officers of the Registrant.”

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing such functions. The Code of Ethics can be obtained without charge by sending a written request to the Corporate Secretary, TF Financial Corporation, 3 Penns Trail, Newtown, Pennsylvania 18940.

Item 11.  Executive Compensation

The information relating to executive compensation is incorporated herein by reference to the information contained under the section captioned “Director and Executive Officer Compensation” in the Registrant’s Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)           Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Voting Securities and Principal Holders Thereof” in the Registrant’s Proxy Statement.

(b)           Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement.

(c)           Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	258,072	$19.51	—
Equity compensation plans not approved by shareholders(2)	25,000	14.75	—
TOTAL	283,072	$19.09	—

(1)           Plans approved by stockholders include: TF Financial Corporation 1997 Stock Option Plan.

(2)           Plans not approved by stockholders include: TF Financial Corporation 1996 Directors Stock Option Plan

For information regarding the material features of these plans, see Notes A9 and J2 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

Item 13.  Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the information contained under the section captioned  “Additional Information About Directors and Executive Officers — Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Principal Accounting Firm Fees” in the Registrant’s Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statements

(a)           The following documents are filed as a part of this report:

(1)           The following financial statements and the report of the independent auditor of the Company included in the Company’s 2004 Annual Report to Stockholders are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2004 and 2003
Consolidated Statements of Earnings For the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
4.1	The Company’s Rights Agreement dated November 22, 1995 (2)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (3)
10.3	Severance Agreement with Kent C. Lufkin (4)
10.4	Severance Agreement with Floyd P. Haggar (4)
10.5	Severance Agreement with Dennis R. Stewart (5)
10.6	TF Financial Corporation 1997 Stock Option Plan (6)
10.7	Severance Agreement with Robert N. Dusek (7)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (8)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (9)
10.10	Employment Agreement with John R. Stranford (9)
10.11	TF Financial Corporation Incentive Compensation Plan (10)
13.0	2004 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
(2)	Incorporated herein by reference to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on November 22, 1995.
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 28, 2005	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2005.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer		Executive Vice President, Chief
	(Principal Executive Officer)		Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Carl F. Gregory	By:	/s/ Robert N. Dusek
	Carl F. Gregory		Robert N. Dusek
	Director		Chairman of the Board

By:	/s/ Dennis L. McCartney	By:	/s/ George A. Olsen
	Dennis L. McCartney		George A. Olsen
	Director		Director

By:	/s/ Albert M. Tantala	By:	/s/ John R. Stranford
	Albert M. Tantala		John R. Stranford
	Director		Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 28, 2005	By:
Kent C. Lufkin
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2005.

By:		By:
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer		Executive Vice President, Chief
	(Principal Executive Officer)		Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:		By:
	Carl F. Gregory		Robert N. Dusek
	Director		Chairman of the Board

By:		By:
	Dennis L. McCartney		George A. Olsen
	Director		Director

By:		By:
	Albert M. Tantala, Sr.		John R. Stranford
	Director		Director