Form 10-Q
period 2005-03-31
TF FINANCIAL CORP
filed 2005-05-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 6, 2005

Class	Outstanding
$.10 par value common stock	2,952,473 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Unaudited March 31, 2005	Audited December 31, 2004
	(in thousands)
ASSETS
Cash and cash equivalents	$4,674	$7,900
Certificates of deposit in other financial institutions	38	38
Investment securities available for sale—at fair value	20,202	17,625
Investment securities held to maturity (fair value of $7,100 and $7,188 respectively)	7,010	7,027
Mortgage-backed securities available for sale—at fair value	103,534	103,610
Mortgage-backed securities held to maturity (fair value of $14,453 and $15,546, respectively)	13,991	14,900
Loans receivable, net (including loans held for sale of $189 and $680, respectively)	454,412	442,195
Federal Home Loan Bank stock—at cost	7,711	7,460
Accrued interest receivable	2,451	2,500
Premises and equipment, net	6,045	5,963
Core deposit intangible asset, net of accumulated amortization of $2,645 and $2,611, respectively	179	213
Goodwill	4,324	4,324
Other assets	15,940	15,211
TOTAL ASSETS	$640,511	$628,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$454,871	$459,903
Advances from the Federal Home Loan Bank	119,361	102,747
Advances from borrowers for taxes and insurance	1,703	1,778
Accrued interest payable	2,196	1,638
Other liabilities	1,513	1,745
Total liabilities	579,644	567,811

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2005 and December 31, 2004, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,752,976 and 2,742,345 shares outstanding at March 31, 2005 and December 31, 2004, respectively, net of shares in treasury 2,339,537 and 2,345,746 respectively	529	529
Retained earnings	58,411	57,428
Additional paid-in capital	51,650	51,675
Unearned ESOP shares	(1,975)	(2,019)
Treasury stock—at cost	(46,264)	(46,081)
Accumulated other comprehensive loss	(1,484)	(377)
Total stockholders’ equity	60,867	61,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$640,511	$628,966

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, (in thousands, except per share data)
	2005	2004
Interest income
Loans, including fees	$6,471	$5,990
Mortgage-backed securities	1,303	1,457
Investment securities	313	280
Interest-bearing deposits and other	10	3

TOTAL INTEREST INCOME	8,097	7,730

Interest expense
Deposits	1,536	1,506
Borrowings	931	646

TOTAL INTEREST EXPENSE	2,467	2,152

NET INTEREST INCOME	5,630	5,578
Provision for loan losses	150	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,480	5,428

Non-interest income
Service fees, charges and other operating income	640	709
Gain on sale of loans	22	—

TOTAL NON-INTEREST INCOME	662	709

Non-interest expense
Employee compensation and benefits	2,391	2,274
Occupancy and equipment	661	595
Federal deposit insurance premium	17	18
Professional fees	226	206
Marketing and advertising	176	163
Other operating	626	621
Amortization of core deposit intangible asset	34	40

TOTAL NON-INTEREST EXPENSE	4,131	3,917

INCOME BEFORE INCOME TAXES	2,011	2,220

Income taxes	535	611

NET INCOME	$1,476	$1,609
Earnings per share—basic	$0.54	$0.61
Earnings per share—diluted	$0.52	$0.57
Dividends paid	$0.18	$0.15

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,476	$1,609
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	1	—
Deferred loan origination fees	(29)	(8)
Premiums and discounts on investment securities, net	19	21
Premiums and discounts on mortgage-backed securities, net	151	224
Premiums and discounts on loans, net	32	25
Core deposit intangibles	34	40
Provision for loan losses	150	150
Depreciation of premises and equipment	235	234
Increase in value of bank-owned life insurance	(122)	(132)
Stock-based benefit programs	137	144
Gain on sale of
Real estate acquired through foreclosure	—	(1)
Mortgage loans available for sale	(22)	—
(Increase) decrease in
Accrued interest receivable	49	241
Other assets	(292)	842
Increase (decrease) in
Accrued interest payable	558	397
Other liabilities	20	(226)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,397	3,560

INVESTING ACTIVITIES
Loan originations	(36,531)	(29,335)
Purchases of loans	—	(3,428)
Loan principal payments	20,873	18,251
Principal repayments on mortgage-backed securities held to maturity	903	2,517
Principal repayments on mortgage-backed securities available for sale	7,616	7,196
Proceeds from loan sales	3,311	—
Purchases and maturities of certificates of deposit in other financial institutions, net	—	117
Purchase of investment securities available for sale	(2,984)	—
Purchase of mortgage-backed securities available for sale	(8,956)	(6,129)
Proceeds from maturities of investment securities held to maturity	—	2,000
(Purchase) redemption of Federal Home Loan Bank stock	(251)	566
Proceeds from sale of real estate	—	32
Purchase of premises and equipment	(317)	(196)
NET CASH USED IN INVESTING ACTIVITIES	(16,336)	(8,409)

	For the three months ended March 31,
	2005	2004
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	(5,032)	11,575
Net increase (decrease) in advances from Federal Home Loan Bank	16,614	(7,944)
Net increase (decrease) in advances from borrowers for taxes and insurance	(75)	59
Treasury stock acquired	(823)	(1,216)
Exercise of stock options	521	1,245
Common stock dividends paid	(492)	(394)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,713	3,325

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,226)	(1,524)

Cash and cash equivalents at beginning of period	7,900	8,241

Cash and cash equivalents at end of period	$4,674	$6,717

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$1,909	$1,755
Income taxes	$—	$—
Non-cash transactions
Transfers from loans to real estate acquired through foreclosure	$—	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2005 (unaudited) and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 3 – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s other comprehensive income (loss) consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2005 and 2004 was $369,000 and $2,408,000, net of applicable income tax expense(benefit) of $(34,000) and $1,023,000, respectively.

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended March 31, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,476	2,749,053	$0.54
Effect of dilutive securities
Stock options	—	74,507	(0.02)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,476	2,823,560	$0.52

There were options to purchase 28,714 shares of common stock at a price of $34.14 per share which were outstanding during the first quarter of 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended March 31, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,609	2,649,208	$0.61
Effect of dilutive securities
Stock options	—	171,464	(0.04)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,609	2,820,672	$0.57

There were options to purchase 32,248 shares of common stock at a price of $34.14 per share which were outstanding during the first quarter of 2004 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- STOCK BASED COMPENSATION

The Company has two fixed stock option plans. The Company’s employee stock option plans are accounted for using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS No. 123. No stock-based compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31
	2005	2004
Net income
As reported	$1,476	$1,609
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	19	25
Pro forma	$1,457	$1,584

Basic earnings per share
As reported	$0.54	$.061
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01	0.01
Pro forma	$0.53	$0.60

Diluted earnings per share
As reported	$0.52	$0.57
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—	—
Pro forma	$0.52	$0.57

Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company’s employee stock ownership plan. Such expense totaled $108,000 and $121,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

On April 27, 2005, the Company’s shareholders approved the 2005 Stock-Based Incentive Plan (the “2005” Plan) which provides for grants of stock options an/or restricted stock aggregating up to 240,000 shares of the Company’s common stock, with a maximum of 40,000 shares of restricted stock. No grants may be issued from the 2005 Plan prior to June 1, 2005.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31
	2005	2004

Components of net periodic benefit cost
Service cost	$78	$58
Interest cost	53	44
Expected return on plan assets	(47)	(52)
Amortization of prior service cost	16	16
Amortization of transition obligation (asset)	—	1
Recognized net actuarial (gain) loss	11	4

Net periodic benefit cost	$111	$71

The employer contribution made for the three months ended March 31, 2005 and 2004 was $341,000 and $0, respectively.

NOTE 8- RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL POSITION AND RESULTS OF OPERATIONS

GENERAL

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Position

The Company’s total assets at March 31, 2005 and December 31, 2004 were $640.5 million and $629.0 million, respectively, an increase of $11.5 million, or 1.8%, during the three-month period. Cash and cash equivalents decreased by $3.2 million. Investment securities available for sale increased by $2.6 million due to purchases of $3.0 million of tax free municipal bonds and a $0.4 million reduction in the market value of investment securities available for sale. Investment securities held to maturity decreased by $0.2 million due to amortization of net premiums on the securities. Mortgage-backed securities available for sale decreased by $0.1 million as $9.0 million of security purchases was off-set by $7.6 million in principal pay-downs received as well as a decrease in the market value of these securities totaling $1.3 million. Mortgage-backed securities held to maturity decreased by $0.9 million as a result of principal repayments. Loans receivable increased by $12.2 million for the first quarter of 2005. Consumer and single-family residential mortgage loans of $21.6 million and commercial loans of $14.9 million were originated during the first quarter of 2005. Proceeds from the sale of loans in the secondary market were $3.3 million during the three-month period. In addition, principal repayments of loans receivable were $20.9 million in the first quarter of 2005.

Total liabilities increased by $11.8 million. Deposit balances declined by $5.0 million during the first three months of 2005. Non-interest bearing demand deposits grew by $1.7 million while savings, money market, and interest-bearing checking accounts decreased by a combined $8.7 million. Certificates of deposit increased by $2.0 million. Advances from the Federal Home Loan Bank increased by $16.6 million due to an $11.3 million increase in long-term fixed rate advances and $8.9 million of short-term advances, less scheduled amortization payments of $3.6 million. These borrowings were mainly used to fund loan portfolio growth and deposit outflows that occurred during the quarter.

Total consolidated stockholders’ equity of the Company was $60.9 million or 9.50% of total assets at March 31, 2005. During the first quarter of 2005 the Company repurchased 26,237 shares of its common stock and issued 32,446 shares pursuant to the exercise of stock options. As of March 31, 2005, there were approximately 101,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first quarter of 2005 and 2004, the Company’s provision for loan losses was $150,000.  As of March 31, 2005, the Company owned one parcel of foreclosed real estate. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.7 million and is included in other assets in the statement of financial position at March 31, 2005. Management of the Company believes that there has not been any significant deterioration in its asset quality during such period.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004

Non-performing loans	$727	$960	$2,710
Ratio of non-performing loans to gross loans	0.16%	0.22%	0.64%
Ratio of non-performing loans to total assets	0.11%	0.15%	0.44%
Foreclosed property	$700	$700	$837
Foreclosed property to total assets	0.11%	0.11%	0.14%
Ratio of total non-performing assets to total assets	0.22%	0.26%	0.58%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance.  The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2005	2004
Beginning balance, January 1,	$2,307	$2,111
Provision	150	150
Less: charge-off’s (recoveries), net	236	39
Ending balance, March 31,	$2,221	$2,222

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net Income.  The Company recorded a net income of $1,476,000, or $0.52 per diluted share, for the three months ended March 31, 2005 as compared to net income of $1,609,000, or $0.57 per diluted share, for the three months ended March 31, 2004.

Average Balance Sheet

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at-or for the three month periods indicated.

	March 31,
	2005			2004
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$446,618	$6,471	5.88%	$410,976	$5,990	5.86%
Mortgage-backed securities	118,816	1,303	4.45%	130,658	1,457	4.49%
Investment securities(2)	32,861	379	4.68%	30,453	328	4.33%
Other interest-earning assets(3)	1,135	10	3.57%	1,570	3	0.77%
Total interest-earning assets	599,430	8,163	5.52%	573,657	7,778	5.45%
Non interest-earning assets	33,211			35,513
Total assets	$632,641			$609,170
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities
Deposits	455,316	1,536	1.37%	464,744	1,506	1.30%
Advances from the FHLB	111,888	931	3.37%	83,314	646	3.12%
Total interest-bearing liabilities	567,204	2,467	1.76%	548,058	2,152	1.58%
Non interest-bearing liabilities	5,155			5,233
Total liabilities	572,359			553,291
Stockholders’ equity	60,282			55,879
Total liabilities and stockholders’ equity	$632,641			$609,170
Net interest income		$5,696			$5,626
Interest rate spread(4)			3.76%			3.87%
Net yield on interest-earning assets(5)			3.85%			3.94%
Ratio of average interest-earning assets to average interest- bearing liabilities			106%			105%

(1)   Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)   Tax equivalent adjustments to interest on investment securities were $66,000 and $48,000 for the quarters ended March 31, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)   Includes interest-bearing deposits in other banks.

(4)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

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

	Three months ended March 31,
	2005 vs 2004 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$468	$13	$481
Mortgage-backed securities	(141)	(13)	(154)
Investment securities (1)	25	26	51
Other interest-earning assets	(6)	13	7
Total interest-earning assets	346	39	385
Interest expense:
Deposits	(166)	196	30
Advances from the FHLB	230	55	285
Total interest-bearing liabilities	64	251	315
Net change in net interest income	$282	$(212)	$70

(1)          Tax equivalent adjustments to interest on investment securities were $66,000 and $48,000 for the quarters ended March 31, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income.  Total interest income, on a taxable equivalent basis, increased by $0.4 million or 5.0% to $8.2 million for the quarter ended March 31, 2005 compared with the first quarter of 2004 primarily because of a $35.6 million increase in average loans outstanding. Interest income from mortgage-backed securities was lower in the first three months of 2005 in comparison to the same period of 2004. This decrease is consistent with the reduction of balances maintained in mortgage-backed securities.

Total Interest Expense.  Total interest expense increased by $0.3 million to $2.5 million during the three-month period ended March 31, 2005 as compared with the first quarter of 2004. The decrease in the average balance of deposits was more than offset by an increase in interest rates on Bank’s savings and passbook accounts in order to remain in line with short-term market interest rates and the Bank’s competitors.  Increases in the advances from the Federal Home Loan Bank during 2004 and the first quarter of 2005 is the primary cause for the increase in interest expense between the two quarters.

Non-interest income.  Total non-interest income was $662,000 for the three-month period ended March 31, 2005 compared with $709,000 for the same period in 2004.  The decrease was due to a reduction of $48,000 in loan prepayment fees and mortgage brokered fees collected in the first quarter of 2005 versus the same quarter of 2004. Retail banking fees were $29,000 less between the two periods due to a decrease in demand deposit account fees. In contrast, during the first quarter of 2005 net gain on the sale of loans totaled $22,000 while there was no such gains during the first three months of 2004.

Non-interest expense.  Total non-interest expense increased by $214,000 to $4.1 million for the three months ended March 31, 2005 compared to the same period in 2004.  Compensation and benefit expenses were higher by $117,000 mainly due to additional staffing as well as salary increases. Office and occupancy costs rose $66,000 between the two quarters due to $20,000 of greater office maintenance costs, $14,000 of additional space leased during the second quarter of 2004 for deposit services support, annual rent increases, and additional security guard services. Professional expenses of the Company were $20,000 higher mainly because of IT compliance and audit work.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner.  The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2005 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2005, the Company had commitments outstanding under letters of credit of $1.3 million, commitments to originate loans of $41.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $57.2 million.  There has been no material change during the three months ended March 31, 2005 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates.  Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2005.

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

Changes in Internal Controls over Financial Reporting

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,221,000 at March 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123 R), “Share-Based Payment. This statement establishes standards for the accounting for transactions in which the entity exchanges its equity instruments in exchange for goods and services and addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement.    The expense of the award will generally be measured at fair value at the grant date. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X to amend the date for compliance with SFAS123(R). Under SFAS123(R), registrants would have been required to apply the provisions of SFAS123(R) as of the first interim of annual reporting period that begins after June 15, 2005 or after December 15, 2005 for small business issuers. The Commission’s new rule allows registrants to implement SFAS123(R) at the beginning of their next fiscal year that begins after June 15, 2005 or after December 15, 2005 for small business issuers.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on the Company’s financial position or results of operations.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.                                                                                                LEGAL PROCEEDINGS

Not applicable.

ITEM 2.                                                                                                UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended March 31, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 1, 2005 - January 31, 2005	—	—	—	101,123

February 1, 2005 - February 28, 2005	—	—	—	101,123

March 1, 2005 - March 31, 2005	26,237	31.35	—	101,123

The total number of shares repurchased during the quarter comprises 26,237 shares repurchased in conjunction with the exercise of 18,000 stock options.  The repurchase poses no modification to the rights of stockholders.  Furthermore, there has been no change in the ability of the Company to pay dividends or any material change in the working capital of the Company.  The stock repurchase did not alter the previously approved stock repurchase plan of the Company.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on April 27, 2005. There were outstanding and entitled to vote at the Meeting 2,950,463 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,627,869 shares of Common Stock representing 89.07% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2005 fiscal year. Proposal 3 was for the approval and adoption of the Company’s 2005 Stock-Based Incentive Plan. Proposal 4, a shareholder submitted proposal, was to take the necessary steps to remove any provisions in the Company’s Certificate of Incorporation and Bylaws that segregate the Board of Directors into separate classes with staggered terms of office. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

Proposal 1

John R. Stranford	FOR:	2,168,334	PERCENT FOR:	82.51%
	WITHHELD:	459,535	PERCENT WITHHELD:	17.49%
Albert M.Tantala, Sr.	FOR:	2,196,139	PERCENT FOR:	83.57%
	WITHHELD:	431,730	PERCENT WITHHELD:	16.43%

Proposal 2

Ratification of the appointment of Grant Thornton, LLP as independent auditor for the Company for the December 31, 2005 fiscal year.

FOR:	2,614,341	PERCENT FOR:	99.49%
AGAINST:	9,939	PERCENT AGAINST:	0.38%
ABSTAIN:	3,589	PERCENT ABSTAIN	0.13%

Proposal 3

Approval and adoption of the Company’s 2005 Stock-Based Incentive Plan.

FOR:	1,469,409	PERCENT FOR:	65.83%
AGAINST:	733,216	PERCENT AGAINST:	32.85%
ABSTAIN:	29,584	PERCENT ABSTAIN	1.32%

Proposal 4

To remove provisions from the Company’s Certificate of Incorporation and Bylaws that segregate the Board of Directors into separate classed with staggered terms of office.

FOR:	879,962	PERCENT FOR:	39.42%
AGAINST:	1,315,064	PERCENT AGAINST:	58.91%
ABSTAIN:	37,183	PERCENT ABSTAIN	1.67%

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

/s/ Kent C. Lufkin
Date:	May 13, 2005	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	May 13, 2005	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)