Form 10-Q
period 2005-06-30
TF FINANCIAL CORP
filed 2005-08-05
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: July 27, 2005

Class	Outstanding
$.10 par value common stock	2,924,810 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Unaudited June 30, 2005	Audited December 31, 2004
	(in thousands)
ASSETS
Cash and cash equivalents	$10,970	$7,900
Certificates of deposit in other financial institutions	40	38
Investment securities available for sale—at fair value	23,658	17,625
Investment securities held to maturity (fair value of $7,073 and $7,188 respectively)	6,992	7,027
Mortgage-backed securities available for sale—at fair value	95,595	103,610
Mortgage-backed securities held to maturity (fair value of $12,966 and $15,546, respectively)	12,510	14,900
Loans receivable, net (including loans held for sale of $784 and $680, respectively)	464,382	442,195
Federal Home Loan Bank stock—at cost	6,819	7,460
Accrued interest receivable	2,590	2,500
Premises and equipment, net	5,932	5,963
Core deposit intangible asset, net of accumulated amortization of $2,679 and $2,611, respectively	145	213
Goodwill	4,324	4,324
Other assets	15,876	15,211
TOTAL ASSETS	$649,833	$628,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$479,579	$459,903
Advances from the Federal Home Loan Bank	101,130	102,747
Advances from borrowers for taxes and insurance	2,136	1,778
Accrued interest payable	1,984	1,638
Other liabilities	2,658	1,745
Total liabilities	587,487	567,811

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2005 and December 31, 2004, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,730,951 and 2,742,345 shares outstanding at June 30, 2005 and December 31, 2004, respectively, net of shares in treasury 2,365,795 and 2,345,746 respectively	529	529
Retained earnings	59,520	57,428
Additional paid-in capital	51,832	51,675
Unearned ESOP shares	(1,932)	(2,019)
Treasury stock—at cost	(47,060)	(46,081)
Accumulated other comprehensive loss	(543)	(377)
Total stockholders’ equity	62,346	61,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$649,833	$628,966

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest income
Loans, including fees	$6,703	$5,960	$13,174	$11,950
Mortgage-backed securities	1,292	1,531	2,595	2,988
Investment securities	364	280	677	560
Interest-bearing deposits and other	12	4	22	7

TOTAL INTEREST INCOME	8,371	7,775	16,468	15,505

Interest expense
Deposits	1,831	1,478	3,367	2,984
Borrowings	966	673	1,897	1,319

TOTAL INTEREST EXPENSE	2,797	2,151	5,264	4,303

NET INTEREST INCOME	5,574	5,624	11,204	11,202
Provision for loan losses	150	150	300	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,424	5,474	10,904	10,902

Non-interest income
Service fees, charges and other operating income	669	681	1,309	1,390
Gain on sale of loans	8	—	30	—

TOTAL NON-INTEREST INCOME	677	681	1,339	1,390

Non-interest expense
Employee compensation and benefits	2,303	2,247	4,694	4,521
Occupancy and equipment	640	644	1,301	1,239
Federal deposit insurance premium	16	18	33	36
Professional fees	211	132	437	338
Marketing and advertising	186	163	362	326
Other operating	553	625	1,179	1,246
Amortization of core deposit intangible asset	34	40	68	80

TOTAL NON-INTEREST EXPENSE	3,943	3,869	8,074	7,786

INCOME BEFORE INCOME TAXES	2,158	2,286	4,169	4,506

Income taxes	553	630	1,088	1,241

NET INCOME	$1,605	$1,656	$3,081	$3,265

Earnings per share—basic	$0.59	$0.62	$1.12	$1.23
Earnings per share—diluted	$0.57	$0.58	$1.09	$1.15
Dividends paid	$0.18	$0.17	$0.36	$0.32

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,081	$3,265
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	2	—
Deferred loan origination fees	(31)	(8)
Premiums and discounts on investment securities, net	42	41
Premiums and discounts on mortgage-backed securities, net	236	347
Premiums and discounts on loans, net	60	71
Core deposit intangibles	68	80
Provision for loan losses	300	300
Depreciation of premises and equipment	468	475
Increase in value of bank-owned life insurance	(252)	(270)
Stock-based benefit programs	258	274
Tax benefit arising from stock compensation	110	—
Gain on sale of
Real estate acquired through foreclosure	—	(1)
Mortgage loans available for sale	(30)	—
(Increase) decrease in
Accrued interest receivable	(90)	111
Other assets	(249)	604
Increase (decrease) in
Accrued interest payable	346	(89)
Other liabilities	789	1,122

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,108	6,322

INVESTING ACTIVITIES
Loan originations	(61,280)	(71,106)
Purchases of loans	—	(3,546)
Loan principal payments	35,484	57,045
Principal repayments on mortgage-backed securities held to maturity	2,377	5,418
Principal repayments on mortgage-backed securities available for sale	16,484	17,242
Proceeds from loan sales	3,311	—
Purchases and (maturities) of certificates of deposit in other financial institutions, net	(2)	117
Purchase of investment securities available for sale	(5,985)	(2,180)
Purchase of mortgage-backed securities available for sale	(8,956)	(27,701)
Proceeds from maturities of investment securities held to maturity	—	2,000
Redemption of Federal Home Loan Bank stock	641	84
Proceeds from sale of real estate	—	32
Purchase of premises and equipment	(437)	(294)
NET CASH USED IN INVESTING ACTIVITIES	(18,363)	(22,889)

	For the six months ended June 30,
	2005	2004
	(in thousands)
FINANCING ACTIVITIES
Net increase in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	19,676	8,409
Net increase (decrease) in advances from Federal Home Loan Bank	(1,617)	6,822
Net increase in advances from borrowers for taxes and insurance	358	358
Treasury stock acquired	(1,668)	(1,226)
Exercise of stock options	565	1,281
Common stock dividends paid	(989)	(851)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,325	14,793

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,070	(1,774)

Cash and cash equivalents at beginning of period	7,900	8,241

Cash and cash equivalents at end of period	$10,970	$6,467

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$4,918	$4,392
Income taxes	$60	$—
Non-cash transactions
Transfers from loans to real estate acquired through foreclosure	$—	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2005 (unaudited) and December 31, 2004 and for the six-month periods ended June 30, 2005 and 2004 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 3 – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s other comprehensive income (loss) consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income (loss) for the three-month periods ended June 30, 2005 and 2004 was $2,546,000 and $(99,000), net of applicable income tax expense (benefit) of $1,037,000 and $(275,000), respectively. Total comprehensive income for the six-month periods ended June 30, 2005 and 2004 was $2,915,000 and $2,309,000, net of applicable income tax expense of $1,003,000 and $748,000, respectively.

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended June 30, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,605	2,744,223	$0.59
Effect of dilutive securities
Stock options	—	74,383	(0.02)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,605	2,818,606	$0.57

	Six months ended June 30, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,081	2,746,625	$1.12
Effect of dilutive securities
Stock options	—	74,444	(0.03)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,081	2,821,069	$1.09

There were options to purchase 27,594 shares of common stock at a price of $34.14 per share which were outstanding during the six months ended June 30, 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended June 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,656	2,672,534	$0.62
Effect of dilutive securities
Stock options	—	166,559	(0.04)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,656	2,839,093	$0.58

	Six months ended June 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,265	2,660,871	$1.23
Effect of dilutive securities
Stock options	—	169,012	(0.08)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,265	2,829,883	$1.15

There were options to purchase 31,913 shares of common stock at a price of $34.14 per share which were outstanding during the the six months ended June 30, 2004 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30
	2005	2004
Net income
As reported	$1,605	$$1,656
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	15	26
Pro forma	$1,590	$1,630

Basic earnings per share
As reported	$0.59	$0.62
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01	0.01
Pro forma	$0.58	$0.61

Diluted earnings per share
As reported	$0.57	$0.58
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—	—
Pro forma	$0.57	$0.58

Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company’s employee stock ownership plan. Such expense totaled $96,000 and $106,000 for the three-month periods ended June 30, 2005 and 2004, respectively.

	Six months ended June 30
	2005	2004
Net income
As reported	$3,081	$$3,265
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	34	51
Pro forma	$3,047	$3,214

Basic earnings per share
As reported	$1.12	$1.23
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01	0.02
Pro forma	$1.11	$1.21

Diluted earnings per share
As reported	$1.09	$1.15
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—	—
Pro forma	$1.09	$1.15

Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company’s employee stock ownership plan. Such expense totaled $204,000 and $227,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

On April 27, 2005, the Company’s shareholders approved the 2005 Stock-Based Incentive Plan (the “2005” Plan) which provides for grants of stock options and/or restricted stock aggregating up to 240,000 shares of the Company’s common stock, with a maximum of 40,000 shares of restricted stock. No grants may be issued from the 2005 Plan prior to June 1, 2005.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30
	2005	2004

Components of net periodic benefit cost
Service cost	$78	$57
Interest cost	53	51
Expected return on plan assets	(56)	(53)
Amortization of prior service cost	16	16
Amortization of transition obligation (asset)	—	1
Recognized net actuarial (gain) loss	11	8

Net periodic benefit cost	$102	$80

	Six months ended June 30
	2005	2004

Components of net periodic benefit cost
Service cost	$156	$115
Interest cost	106	95
Expected return on plan assets	(103)	(105)
Amortization of prior service cost	32	31
Amortization of transition obligation (asset)	—	2
Recognized net actuarial (gain) loss	22	12

Net periodic benefit cost	$213	$150

The employer contribution made for the six months ended June 30, 2005 and 2004 was $1,015,000 and $0, respectively.

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

Financial Condition

The Company’s total assets at June 30, 2005 and December 31, 2004 were $649.8 million and $629.0 million, respectively, an increase of $20.8 million, or 3.31%, during the six-month period. Cash and cash equivalents increased by $3.1 million. Investment securities available for sale increased by $6.0 million due to purchases of $3.0 million of tax free municipal bonds and purchases of $3.0 million corporate notes.  Mortgage-backed securities available for sale decreased by $8.0 million as $9.0 million of security purchases was off-set by $16.5 million in principal pay-downs, a decrease in the market value of these securities totaling $0.3 million and net premium amortization of $0.2 million. Mortgage-backed securities held to maturity decreased by $2.4 million as a result of principal repayments. Loans receivable increased by $22.2 million for the first six months of 2005. Consumer and single-family residential mortgage loans of $37.7 million and commercial loans of $23.5 million were originated during the first six months of 2005. Proceeds from the sale of loans in the secondary market were $3.3 million during the six-month period. In addition, principal repayments of loans receivable were $35.5 million during this period.

Total liabilities increased by $19.7 million. Deposit balances increased by $19.7 million during the six-month period ended June 30,2005. Non-interest bearing demand deposits grew by $2.8 million and money market deposits increased by $31.3 million while savings and interest-bearing checking accounts decreased by a combined $14.2 million. Certificates of deposit decreased by $0.2 million. Advances from the Federal Home Loan Bank decreased by $1.6 million due to an $11.4 million increase in long-term fixed rate advances less $5.5 million repayment of short-term advances and scheduled amortization payments of $7.5 million.

Total consolidated stockholders’ equity of the Company was $62.3 million or 9.59% of total assets at June 30, 2005. During the first half of 2005 the Company repurchased 54,922 shares of its common stock and issued 34,873 shares pursuant to the exercise of stock options. As of June 30, 2005, there were approximately 98,523 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first six months of 2005 and 2004, the Company’s provision for loan losses was $300,000.  As of June 30, 2005, the Company owned one parcel of foreclosed real estate. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.7 million and is included in other assets in the statement of financial position at June 30, 2005. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first six months of 2005.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004

Non-performing loans	$724	$960	$2,054
Ratio of non-performing loans to gross loans	0.16%	0.22%	0.48%
Ratio of non-performing loans to total assets	0.11%	0.15%	0.33%
Foreclosed property	$700	$700	$837
Foreclosed property to total assets	0.11%	0.11%	0.13%
Ratio of total non-performing assets to total assets	0.22%	0.26%	0.46%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance.  The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2005	2004
Beginning balance, January 1,	$2,307	$2,111
Provision	300	300
Less: charge-off’s (recoveries), net	147	207
Ending balance, June 30,	$2,460	$2,204

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Net Income.  The Company recorded net income of $1,605,000, or $0.57 per diluted share, for the three months ended June 30, 2005 as compared to net income of $1,656,000, or $0.58 per diluted share, for the three months ended June 30, 2004.

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

	June 30,
	2005			2004
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$457,289	$6,703	5.88%	$418,545	$5,960	5.73%
Mortgage-backed securities	112,939	1,292	4.59%	132,144	1,531	4.66%
Investment securities(2)	35,635	441	4.96%	30,111	334	4.46%
Other interest-earning assets(3)	2,368	12	2.03%	1,648	4	0.98%
Total interest-earning assets	608,231	8,448	5.57%	582,448	7,829	5.41%
Non interest-earning assets	36,599			35,974
Total assets	$644,830			$618,422
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities
Deposits	466,679	1,831	1.57%	471,402	1,478	1.26%
Advances from the FHLB	111,734	966	3.47%	82,984	673	3.26%
Total interest-bearing liabilities	578,413	2,797	1.94%	554,386	2,151	1.56%
Non interest-bearing liabilities	6,331			5,801
Total liabilities	584,744			560,187
Stockholders’ equity	60,086			58,235
Total liabilities and stockholders’ equity	$644,830			$618,422
Net interest income		$5,651			$5,678
Interest rate spread(4)			3.63%			3.85%
Net yield on interest-earning assets(5)			3.73%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			105%			105%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $77,000 and $54,000 for the quarters ended June 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30,
	2005 vs 2004 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$577	$166	$743
Mortgage-backed securities	(216)	(23)	(239)
Investment securities (1)	66	41	107
Other interest-earning assets	2	6	8
Total interest-earning assets	429	190	619
Interest expense:
Deposits	(101)	454	353
Advances from the FHLB	248	45	293
Total interest-bearing liabilities	147	499	646
Net change in net interest income	$282	$(309)	$(27)

(1)

Tax equivalent adjustments to interest on investment securities were $77,000 and $54,000 for the quarters ended June 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income.  Total interest income, on a taxable equivalent basis, increased by $0.6 million or 8.0% to $8.4 million for the quarter ended June 30, 2005 compared with the second quarter of 2004 primarily because of a $38.7 million increase in average loans outstanding. Additionally, there has been a rise in the yield on new loans added to the portfolio during the intervening period in part due to nine, 25 basis point increases in the Bank’s prime rate during the period June 30, 2004 through June 30, 2005 corresponding to identical increases in the fed funds interest rate by the Federal Reserve Bank. The Bank has approximately $50.6 million in primarily construction loans and commercial and consumer lines of credit which are indexed to the prime rate. Interest income from mortgage-backed securities was lower during the second quarter of 2005 in comparison to the same period of 2004.  This decrease is consistent with the reduction of balances maintained in mortgage-backed securities. Investment securities interest income reflected an increase between the quarters as a result of investment security purchases during the intervening period.

Total Interest Expense.  Total interest expense increased by $0.6 million to $2.8 million during the three-month period ended June 30, 2005 as compared with the second quarter of 2004. The decrease in the average balance of deposits was more than offset by an increase in interest rates on the Bank’s demand deposit accounts in order to remain in line with short-term market interest rates and the Bank’s competitors.  Increases in the advances from the Federal Home Loan Bank during 2004 and the first half of 2005 is the primary cause for the increase in the related interest expense between the two quarters.

Non-interest income.  Total non-interest income was $677,000 for the three-month period ended June 30, 2005 compared with $681,000 for the same period in 2004.  Loan prepayment and other loan fees decreased by $31,000 and mortgage brokered fees collected increased by $44,000 in the second quarter of 2005 versus the same quarter of 2004. Retail banking fees were $25,000 less in the second quarter of 2005 due to a decrease in demand deposit account fees. In contrast, during the second quarter of 2005 net gain on the sale of loans totaled $8,000 while there was no such gain during the second quarter of 2004.

Non-interest expense.  Total non-interest expense increased by $74,000 to $3.9 million for the three months ended June 30, 2005 compared to the same period in 2004.  Compensation and benefit expenses were higher by $56,000 mainly due to additional staffing as well as salary increases. Professional expenses of the Company were $79,000 higher mainly because of technology-related compliance and audit work.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Income.  The Company recorded net income of $3,081,000, or $1.09 per diluted share, for the six months ended June 30, 2005 as compared to net income of $3,265,000, or $1.15 per diluted share, for the six months ended June 30, 2004.

Average Balance Sheet

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at-or for the six month periods indicated.

	June 30,
	2005			2004
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$451,983	$13,174	5.88%	$414,761	$11,950	5.79%
Mortgage-backed securities	115,861	2,595	4.52%	131,400	2,988	4.57%
Investment securities(2)	34,256	820	4.83%	30,282	663	4.40%
Other interest-earning assets(3)	1,755	22	2.53%	1,609	7	0.87%
Total interest-earning assets	603,855	16,611	5.55%	578,052	15,608	5.43%
Non interest-earning assets	34,870			36,133
Total assets	$638,725			$614,185
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities
Deposits	461,028	3,367	1.47%	468,073	2,984	1.28%
Advances from the FHLB	111,810	1,897	3.42%	83,149	1,319	3.19%
Total interest-bearing liabilities	572,838	5,264	1.85%	551,222	4,303	1.57%
Non interest-bearing liabilities	5,703			5,517
Total liabilities	578,541			556,739
Stockholders’ equity	60,184			57,446
Total liabilities and stockholders’ equity	$638,725			$614,185
Net interest income		$11,347			$11,305
Interest rate spread(4)			3.69%			3.86%
Net yield on interest-earning assets(5)			3.80%			3.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			105%			105%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $143,000 and $103,000 for the periods ended June 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30,
	2005 vs 2004 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,054	$170	$1,224
Mortgage-backed securities	(356)	(37)	(393)
Investment securities (1)	91	66	157
Other interest-earning assets	1	14	15
Total interest-earning assets	790	213	1,003
Interest expense:
Deposits	(129)	512	383
Advances from the FHLB	478	100	578
Total interest-bearing liabilities	349	612	961
Net change in net interest income	$441	$(399)	$42

(1)

Tax equivalent adjustments to interest on investment securities were $143,000 and $103,000 for the periods ended June 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income.  Total interest income, on a taxable equivalent basis, increased by $1.0 million or 6.4% to $16.6 million for the six months ended June 30, 2005 compared with the first six months of 2004 primarily because of a $37.2 million increase in average loans outstanding. Interest income from mortgage-backed securities was lower during the first half of 2005 in comparison to the same period of 2004.  This decrease is consistent with the reduction of balances maintained in mortgage-backed securities. Investment securities interest income reflected an increase between the periods as a result of investment security purchases during the intervening period.

Total Interest Expense.  Total interest expense increased by $1.0 million to $5.3 million during the six-month period ended June 30, 2005 as compared with the same six-month period of 2004. The decrease in the average balance of deposits was more than offset by an increase in interest rates on the Bank’s demand deposit accounts in order to remain in line with short-term market interest rates and the Bank’s competitors.  Increases in the advances from the Federal Home Loan Bank during 2004 and the first half of 2005 is the primary cause for the increase in the related interest expense between the two periods.

Non-interest income.  Total non-interest income was $1,339,000 for the six-month period ended June 30, 2005 compared with $1,390,000 for the same period in 2004.  Loan prepayment and other loan fees decreased by $63,000 and mortgage brokered fees collected increased by $29,000 during the first six months of 2005 versus the same period in 2004. Retail banking fees were $53,000 less between the two periods due to a decrease in demand deposit account fees. In contrast, net gain on the sale of loans totaled $30,000 in 2005 while there was no such gain during 2004.

Non-interest expense.  Total non-interest expense increased by $288,000 to $8.1 million for the six months ended June 30, 2005 compared to the same period in 2004.  Compensation and benefit expenses were higher by $173,000 mainly due to additional staffing as well as salary increases. Office and occupancy costs rose $62,000 between the two periods due to $54,000 of additional space leased during the second quarter of 2004 for deposit services support, annual rent increases, additional security guard services and $7,000 of greater office maintenance costs. Professional expenses of the Company were $99,000 higher mainly because of technology-related compliance and audit work.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner.  The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during six-month period ended June 30, 2005 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2005, the Company had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $36.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $57.4 million.  At June 30, 2005, the Bank had $1.3 million outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2005 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates.  Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2005.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,460,000 at June 30, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123 R), “Share-Based Payment.” This statement establishes standards for the accounting for transactions in which the entity exchanges its equity instruments in exchange for goods and services and addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award will generally be measured at fair value at the grant date. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X to amend the date for compliance with SFAS123(R). Under SFAS123(R), registrants would have been required to apply the provisions of SFAS123(R) as of the first interim of annual reporting period that begins after June 15, 2005 or after December 15, 2005 for small business issuers. The Commission’s new rule allows registrants to implement SFAS123(R) at the beginning of their next fiscal year that begins after June 15, 2005 or after December 15, 2005 for small business issuers.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on the Company’s financial position or results of operations.

On June 29, 2005, the FASB decided to issue a staff position which will be titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and will supercede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”  The staff position will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 with references to already established other-than-temporary impairment guidance as is set forth in Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities” and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods after September 15, 2005. The Company does not expect FSP FAS 115-1 to have a material impact on the Company’s financial position or results of operations.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.                                            LEGAL PROCEEDINGS

As a result of a routine regulatory examination by the Office of Thrift Supervision (“OTS”) of the Bank’s information technology systems conducted in January 2005, the Bank recently entered into a Supervisory Agreement (the “Agreement”) with the OTS related solely to information technology matters.  No operating restrictions have been imposed on the Bank.  The Bank continues to be in a safe and sound financial condition.

Pursuant to the Agreement, the Bank agreed to take all necessary steps to ensure that the Bank comply with OTS regulatory guidelines for establishing and maintaining operational and managerial standards for its information technology systems.  Under the terms of the Agreement, the Bank has created and begun implementing an information technology remediation plan (the “Plan”) which must be fully implemented by March 31, 2006. The Bank has made significant progress in implementing the Plan and believes that its information technology systems are currently in substantial compliance with all OTS regulatory guidelines and are being operated in a safe and secure manner.

The Bank has appointed a compliance committee of the Board of Directors to oversee compliance with the Agreement and implementation of the Plan.  The Agreement will remain in effect until terminated, modified or suspended by the OTS.  The Bank believes that the Agreement will be terminated by the OTS at the next regularly scheduled routine OTS examination of the Bank’s information technology systems, although no assurance can be given that the OTS will terminate the Agreement at that time.  The Bank believes that the Agreement will not have a material adverse effect on the financial condition or results of operations of the Bank or the Company, taken as a whole.  Failure to comply with the Agreement, however, could result in further regulatory action by the OTS. A copy of the Agreement has been filed as an exhibit to this Report and is incorporated herein by reference.

ITEM 2.                                            UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended June 30, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2005 - April 30, 2005	—	—	—	101,123

May 1, 2005 - May 31, 2005	27,785	$29.51	1,700	99,423

June 1, 2005 - June 30, 2005	900	$28.08	900	98,523

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

10.        Supervisory Agreement

31.        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kent C. Lufkin
Date:	August 5, 2005	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	August 5, 2005	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)