Form 10-Q
period 2005-09-30
TF FINANCIAL CORP
filed 2005-11-10
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 Exchange Act).  YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: October 31, 2005

Class	Outstanding
$.10 par value common stock	2,926,897 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Unaudited September 30, 2005	Audited December 31, 2004
	(in thousands)
ASSETS
Cash and cash equivalents	$5,642	$7,900
Certificates of deposit in other financial institutions	40	38
Investment securities available for sale—at fair value	28,084	17,625
Investment securities held to maturity (fair value of $5,732 and $7,188 respectively)	5,702	7,027
Mortgage-backed securities available for sale—at fair value	87,501	103,610
Mortgage-backed securities held to maturity (fair value of $11,667 and $15,546, respectively)	11,374	14,900
Loans receivable, net (including loans held for sale of $509 and $680, respectively)	472,120	442,195
Federal Home Loan Bank stock—at cost	7,733	7,460
Accrued interest receivable	2,502	2,500
Premises and equipment, net	6,119	5,963
Core deposit intangible asset, net of accumulated amortization of $2,713 and $2,611, respectively	111	213
Goodwill	4,324	4,324
Other assets	16,464	15,211
TOTAL ASSETS	$647,716	$628,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$464,886	$459,903
Advances from the Federal Home Loan Bank	114,310	102,747
Advances from borrowers for taxes and insurance	1,230	1,778
Accrued interest payable	2,299	1,638
Other liabilities	2,579	1,745
Total liabilities	585,304	567,811

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2005 and December 31, 2004, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,733,656 and 2,742,345 shares outstanding at September 30, 2005 and December 31, 2004, respectively, net of shares in treasury 2,367,275 and 2,345,746 respectively	529	529
Retained earnings	60,575	57,428
Additional paid-in capital	51,900	51,675
Unearned ESOP shares	(1,890)	(2,019)
Treasury stock—at cost	(47,120)	(46,081)
Accumulated other comprehensive loss	(1,582)	(377)
Total stockholders’ equity	62,412	61,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,716	$628,966

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,032	$6,095	$20,206	$18,045
Mortgage-backed securities	1,135	1,490	3,730	4,478
Investment securities	383	279	1,060	839
Interest-bearing deposits and other	20	4	42	11

TOTAL INTEREST INCOME	8,570	7,868	25,038	23,373

Interest expense
Deposits	2,052	1,456	5,419	4,440
Borrowings	935	758	2,832	2,077

TOTAL INTEREST EXPENSE	2,987	2,214	8,251	6,517

NET INTEREST INCOME	5,583	5,654	16,787	16,856
Provision for loan losses	150	150	450	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,433	5,504	16,337	16,406

Non-interest income
Service fees, charges and other operating income	632	595	1,941	1,985
Gain on sale of loans	110	—	140	—

TOTAL NON-INTEREST INCOME	742	595	2,081	1,985

Non-interest expense
Employee compensation and benefits	2,322	2,160	7,016	6,681
Occupancy and equipment	651	613	1,952	1,852
Federal deposit insurance premium	15	17	48	53
Professional fees	211	121	648	459
Marketing and advertising	191	164	553	490
Other operating	660	627	1,839	1,873
Amortization of core deposit intangible asset	34	41	102	121

TOTAL NON-INTEREST EXPENSE	4,084	3,743	12,158	11,529

INCOME BEFORE INCOME TAXES	2,091	2,356	6,260	6,862

Income taxes	546	642	1,634	1,883

NET INCOME	$1,545	$1,714	$4,626	$4,979

Earnings per share—basic	$0.57	$0.64	$1.69	$1.86
Earnings per share—diluted	$0.55	$0.61	$1.64	$1.77
Dividends paid	$0.18	$0.17	$0.54	$0.49

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$4,626	$4,979
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	3	—
Deferred loan origination fees	(44)	(10)
Premiums and discounts on investment securities, net	59	54
Premiums and discounts on mortgage-backed securities, net	354	475
Premiums and discounts on loans, net	85	90
Core deposit intangibles	102	121
Provision for loan losses	450	450
Adjustment to the net realizable value of real estate owned	—	30
Depreciation of premises and equipment	713	725
Increase in value of bank-owned life insurance	(377)	(401)
Stock-based benefit programs	376	396
Tax benefit arising from stock compensation	110	—
Gain on sale of
Real estate acquired through foreclosure	—	(1)
Loans	(140)	—
(Increase) decrease in
Accrued interest receivable	(2)	202
Other assets	(259)	1,884
Increase (decrease) in
Accrued interest payable	661	53
Other liabilities	834	704

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,551	9,751

INVESTING ACTIVITIES
Loan originations	(125,490)	(108,130)
Purchases of loans	—	(3,922)
Loan principal payments	87,375	80,997
Principal repayments on mortgage-backed securities held to maturity	3,506	7,204
Principal repayments on mortgage-backed securities available for sale	23,254	24,489
Proceeds from loan sales	7,839	—
(Purchases) and maturities of certificates of deposit in other financial institutions, net	(2)	117
Purchase of investment securities available for sale	(10,821)	(3,040)
Purchase of mortgage-backed securities available for sale	(8,956)	(27,701)
Proceeds from maturities of investment securities held to maturity	1,280	3,295
Purchase of Federal Home Loan Bank stock	(273)	(748)
Proceeds from sale of real estate	—	32
Purchase of premises and equipment	(869)	(394)
NET CASH USED IN INVESTING ACTIVITIES	(23,157)	(27,801)

	For the nine months ended September 30,
	2005	2004
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	4,983	(1,451)
Net increase in advances from Federal Home Loan Bank	11,563	21,225
Net decrease in advances from borrowers for taxes and insurance	(548)	(559)
Treasury stock acquired	(1,773)	(4,254)
Exercise of stock options	602	2,802
Common stock dividends paid	(1,479)	(1,304)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,348	16,459

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,258)	(1,591)

Cash and cash equivalents at beginning of period	7,900	8,241

Cash and cash equivalents at end of period	$5,642	$6,650

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$7,590	$6,464
Income taxes	$910	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2005 (unaudited) and December 31, 2004 and for the nine-month periods ended September 30, 2005 and 2004 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s other comprehensive income consists of net unrealized gains (losses) on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended September 30, 2005 and 2004 was $506,000 and $2,746,000, net of applicable income tax expense of $11,000 and $1,173,000, respectively. Total comprehensive income for the nine-month periods ended September 30, 2005 and 2004 was $3,421,000 and $5,055,000, net of applicable income tax expense of $1,014,000 and $1,921,000, respectively.

NOTE 5 - EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended September 30, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,545	2,732,451	$0.57
Effect of dilutive securities
Stock options	—	63,247	(0.02)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,545	2,795,698	$0.55

	Nine months ended September 30, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$4,626	2,741,848	$1.69
Effect of dilutive securities
Stock options	—	70,671	(0.05)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$4,626	2,812,519	$1.64

There were options to purchase 41,284 shares of common stock at an average price of $32.00 per share which were outstanding during the nine months ended September 30, 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended September 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,714	2,692,211	$0.64
Effect of dilutive securities
Stock options	—	108,516	(0.03)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,714	2,800,727	$0.61

	Nine months ended September 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$4,979	2,673,448	$1.86
Effect of dilutive securities
Stock options	—	144,734	(0.09)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$4,979	2,818,182	$1.77

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

Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30
	2005	2004
Net income
As reported	$1,545	$$1,714
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	17	25
Pro forma	$1,528	$1,689

Basic earnings per share
As reported	$0.57	$0.64
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01	0.01
Pro forma	$0.56	$0.63

Diluted earnings per share
As reported	$0.55	$0.61
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—	—
Pro forma	$0.55	$0.61

Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company’s employee stock ownership plan. Such expense totaled $91,000 and $95,000 for the three-month periods ended September 30, 2005 and 2004, respectively.

	Nine months ended September 30
	2005	2004
Net income
As reported	$4,626	$$4,979
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	51	76
Pro forma	$4,575	$4,903

Basic earnings per share
As reported	$1.69	$1.86
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.02	0.02
Pro forma	$1.67	$1.84

Diluted earnings per share
As reported	$1.64	$1.77
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—	.01
Pro forma	$1.64	$1.76

Stock-based compensation expense included in net income is related to stock grants in lieu of salary and the Company’s employee stock ownership plan. Such expense totaled $295,000 and $322,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

On April 27, 2005, the Company’s shareholders approved the 2005 Stock-Based Incentive Plan (the “2005” Plan) which provides for grants of stock options and/or restricted stock aggregating up to 240,000 shares of the Company’s common stock, with a maximum of 40,000 shares of restricted stock.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30
	2005	2004

Components of net periodic benefit cost
Service cost	$78	$57
Interest cost	53	47
Expected return on plan assets	(56)	(52)
Amortization of prior service cost	16	16
Amortization of transition obligation (asset)	—	1
Recognized net actuarial (gain) loss	11	6

Net periodic benefit cost	$102	$75

	Nine months ended September 30
	2005	2004

Components of net periodic benefit cost
Service cost	$234	$173
Interest cost	159	142
Expected return on plan assets	(159)	(157)
Amortization of prior service cost	48	47
Amortization of transition obligation (asset)	—	3
Recognized net actuarial (gain) loss	33	18

Net periodic benefit cost	$315	$226

The employer contribution made for the nine months ended September 30, 2005 and 2004 was $1,015,000 and $30,000, respectively.

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

Financial Condition

The Company’s total assets at September 30, 2005 and December 31, 2004 were $647.7 million and $629.0 million, respectively, an increase of $18.7 million, or 3.0%, during the nine-month period. Cash and cash equivalents decreased by $2.3 million, the direct result of lower reserves required to be maintained at the Federal Reserve Bank. Investment securities available for sale increased by $10.5 million due to purchases of $4.8 million of tax free municipal bonds and purchases of $6.0 million corporate notes, offset by a market value decrease of $0.3 million. Investment securities held to maturity decreased by $1.3 million largely due to proceeds from maturities of such securities.  Mortgage-backed securities available for sale decreased by $16.1 million as $9.0 million of security purchases was off-set by $23.3 million in principal pay-downs, a decrease in the market value of these securities totaling $1.5 million and net premium amortization of $0.3 million. Mortgage-backed securities held to maturity decreased by $3.5 million as a result of principal repayments. Loans receivable increased by $29.9 million during the first nine months of 2005. Consumer and single-family residential mortgage loans of $41.5 million and commercial loans of $50.0 million were originated during the first nine months of 2005. Proceeds from the sale of loans in the secondary market were $6.7 million and proceeds from the sale of the credit card portfolio totaled $1.1 million during the nine-month period.  Principal repayments of loans during this period were $87.4 million.

Total liabilities increased by $17.5 million. Deposit balances increased by $5.0 million during the nine-month period ended September 30, 2005. Non-interest bearing demand deposits grew by $2.4 million and money market deposits increased by $37.2 million while savings and interest-bearing checking accounts decreased by a combined $26.0 million. Certificates of deposit decreased by $8.6 million. Advances from the Federal Home Loan Bank increased by $11.6 million due to a $16.4 million increase in long-term fixed rate advances and an increase of $6.5 million in short-term advances less scheduled amortization payments of long-term advances of $11.3 million.

Total consolidated stockholders’ equity of the Company was $62.4 million or 9.6% of total assets at September 30, 2005. During the nine months ended September 30, 2005, the Company repurchased 58,672 shares of its common stock and issued 37,143 shares pursuant to the exercise of stock options. As of September 30, 2005, there were 94,773 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first nine months of 2005 and 2004, the Company’s provision for loan losses was $450,000.  As of September 30, 2005, the Company owned one parcel of foreclosed real estate. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.7 million and is included in other assets in the statement of financial position at September 30, 2005. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first nine months of 2005.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004

Non-performing loans	$570	$960	$1,813
Ratio of non-performing loans to gross loans	0.12%	0.22%	0.41%
Ratio of non-performing loans to total assets	0.09%	0.15%	0.29%
Foreclosed property	$700	$700	$807
Foreclosed property to total assets	0.11%	0.11%	0.13%
Ratio of total non-performing assets to total assets	0.20%	0.26%	0.42%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance.  The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2005	2004
Beginning balance, January 1,	$2,307	$2,111
Provision	450	450
Less: charge-off’s (recoveries), net	249	376
Ending balance, September 30,	$2,508	$2,185

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Income.  The Company recorded net income of $1,545,000, or $0.55 per diluted share, for the three months ended September 30, 2005 as compared to net income of $1,714,000, or $0.61 per diluted share, for the three months ended September 30, 2004.

Average Balance Sheet

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at or for the three-month periods indicated.

	September 30,
	2005			2004
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$465,712	$7,032	5.99%	$426,686	$6,095	5.68%
Mortgage-backed securities	104,148	1,135	4.32%	129,715	1,490	4.57%
Investment securities(2)	39,553	466	4.67%	31,117	340	4.35%
Other interest-earning assets(3)	2,631	20	3.02%	685	4	2.32%
Total interest-earning assets	612,044	8,653	5.61%	588,203	7,929	5.36%
Non interest-earning assets	33,179			36,358
Total assets	$645,223			$624,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	473,801	2,052	1.72%	465,782	1,456	1.24%
Advances from the FHLB	104,918	935	3.54%	96,090	758	3.14%
Total interest-bearing liabilities	578,719	2,987	2.05%	561,872	2,214	1.57%
Non interest-bearing liabilities	6,469			5,327
Total liabilities	585,188			567,199
Stockholders’ equity	60,035			57,362
Total liabilities and stockholders’ equity	$645,223			$624,561
Net interest income		$5,666			$5,715
Interest rate spread(4)			3.56%			3.80%
Net yield on interest-earning assets(5)			3.67%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			106%			105%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $83,000 and $61,000 for the quarters ended September 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September 30,
	2005 vs 2004 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$588	$349	$937
Mortgage-backed securities	(279)	(76)	(355)
Investment securities (1)	99	27	126
Other interest-earning assets	14	2	16
Total interest-earning assets	422	302	724
Interest expense:
Deposits	26	570	596
Advances from the FHLB	74	103	177
Total interest-bearing liabilities	100	673	773
Net change in net interest income	$322	$(371)	$(49)

(1)

Tax equivalent adjustments to interest on investment securities were $83,000 and $61,000 for the quarters ended September 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income.  Total interest income, on a taxable equivalent basis, increased by $0.7 million or 9.1% to $8.7 million for the quarter ended September 30, 2005 compared with the third quarter of 2004 primarily because of a $39.0 million increase in average loans outstanding. Additionally, there has been a rise in the yield on new loans added to the portfolio during the intervening period in part due to eight, 25 basis point increases in the Bank’s prime rate during the period September 30, 2004 through September 30, 2005 corresponding to identical increases in the fed funds interest rate by the Federal Reserve Bank. The Bank has approximately $62.6 million in primarily construction loans and commercial and consumer lines of credit which are indexed to the prime rate. Interest income from mortgage-backed securities was lower during the third quarter of 2005 in comparison to the same period of 2004.  This decrease is consistent with the reduction of balances maintained in mortgage-backed securities. Investment securities interest income reflected an increase between the quarters as a result of investment security purchases during the intervening period.

Total Interest Expense.  Total interest expense increased by $0.8 million to $3.0 million during the three-month period ended September 30, 2005 as compared with the third quarter of 2004. The increase in the average balance of deposits in addition to increases in interest rates on the Bank’s deposit accounts in order to remain in line with short-term market interest rates and the Bank’s competitors were responsible for the $0.6 million increase in deposit related interest expense.  Increases in the advances from the Federal Home Loan Bank during 2004 and 2005 as well higher rates on new borrowings caused the increase in the related interest expense between the two quarters.

Non-interest income.  Total non-interest income was $742,000 for the three-month period ended September 30, 2005 compared with $595,000 for the same period in 2004.  During the third quarter 2005, gain on sale of loans totaled $110,000 which included net gain on the sale of loans in the secondary market of $27,000 as well as a gain of $83,000 from the sale of the credit card portfolio. There were no loan sales during the third quarter of 2004. Other fee income increased by $37,000 mainly due to increased mortgage broker fees collected, which increased by $32,000 in the third quarter of 2005 versus the same quarter of 2004.

Non-interest expense.  Total non-interest expense increased by $341,000 to $4.1 million for the three months ended September 30, 2005 compared to the same period in 2004.  Compensation and benefit expenses were higher by $162,000 mainly due to annual increases in salary and health insurance costs as well as higher expenses associated with the defined benefit plan. Office and occupancy costs increased $38,000 between the two quarters due to $17,000 of additional space leased during the third quarter of 2005 for the new Girard Avenue branch and $21,000 of greater office maintenance costs. Professional expenses of the Company were $90,000 higher mainly because of technology-related compliance and audit work. Other operating expenses increased $33,000 in the third quarter of 2005 over the third quarter 2004.  The additional expense includes $33,000 of enhanced telecommunication costs and deposit losses of $50,000 while loan expense for the third quarter of 2005 decreased $37,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Income.  The Company recorded net income of $4,626,000, or $1.64 per diluted share, for the nine months ended September 30, 2005 as compared to net income of $4,979,000, or $1.77 per diluted share, for the nine months ended September 30, 2004.

Average Balance Sheet

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at or for the nine-month periods indicated.

	September 30,
	2005			2004
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$456,596	$20,206	5.92%	$418,765	$18,045	5.76%
Mortgage-backed securities	111,914	3,730	4.46%	130,835	4,478	4.57%
Investment securities(2)	36,041	1,286	4.77%	30,563	1,001	4.37%
Other interest-earning assets(3)	2,050	42	2.74%	1,299	11	1.13%
Total interest-earning assets	606,601	25,264	5.57%	581,462	23,535	5.41%
Non interest-earning assets	34,313			34,841
Total assets	$640,914			$616,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	465,333	5,419	1.56%	467,304	4,440	1.27%
Advances from the FHLB	109,487	2,832	3.46%	87,494	2,077	3.17%
Total interest-bearing liabilities	574,820	8,251	1.92%	554,798	6,517	1.57%
Non interest-bearing liabilities	5,961			5,453
Total liabilities	580,781			560,251
Stockholders’ equity	60,133			56,052
Total liabilities and stockholders’ equity	$640,914			$616,303
Net interest income		$17,013			$17,018
Interest rate spread(4)			3.65%			3.84%
Net yield on interest-earning assets(5)			3.76%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			106%			105%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $226,000 and $162,000 for the periods ended September 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30,
	2005 vs 2004 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,651	$510	$2,161
Mortgage-backed securities	(637)	(111)	(748)
Investment securities (1)	189	96	285
Other interest-earning assets	9	22	31
Total interest-earning assets	1,212	517	1,729
Interest expense:
Deposits	(31)	1,010	979
Advances from the FHLB	555	200	755
Total interest-bearing liabilities	524	1,210	1,734
Net change in net interest income	$688	$(693)	$(5)

(1)

Tax equivalent adjustments to interest on investment securities were $226,000 and $162,000 for the periods ended September 30, 2005 and 2004, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income.  Total interest income, on a taxable equivalent basis, increased by $1.7 million or 7.3% to $25.3 million for the nine months ended September 30, 2005 compared with the first nine months of 2004 primarily because of a $37.8 million increase in average loans outstanding. Interest income from mortgage-backed securities was lower during the first nine months of 2005 in comparison to the same period of 2004.  This decrease is consistent with the reduction of balances maintained in mortgage-backed securities. Investment securities interest income reflected an increase between the periods as a result of investment security purchases during the intervening period.

Total Interest Expense.  Total interest expense increased by $1.7 million to $8.3 million during the nine-month period ended September 30, 2005 as compared with the same nine-month period of 2004. The increase is attributable to the higher interest rates on the Bank’s deposit accounts in order to remain in line with short-term market interest rates and the Bank’s competitors.  Increases in the advances from the Federal Home Loan Bank during 2004 and 2005 as well higher rates on new borrowings caused the increase in the related interest expense between the two periods.

Non-interest income.  Total non-interest income was $2,081,000 for the nine-month period ended September 30, 2005 compared with $1,985,000 for the same period in 2004.  During 2005, gain on sale of loans totaled $140,000 which included net gain on the sale of loans in the secondary market of $57,000 as well as a gain of $83,000 from the sale of the credit card portfolio. There were no loan sales during the first nine months of 2004.

Non-interest expense.  Total non-interest expense increased by $629,000 to $12.2 million for the nine months ended September 30, 2005 compared to the same period in 2004.  Compensation and benefit expenses were higher by $335,000 due to annual salary and health insurance increases as well as higher expenses associated with the defined benefit plan. Office and occupancy costs increased $100,000 between the two periods due to $54,000 of additional space leased for the new Girard Avenue branch and deposit services facility, and annual rent increases, $22,000 of additional security guard services and $29,000 of greater office maintenance costs. Professional expenses of the Company were $189,000 higher mainly because of technology-related compliance and audit work.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner.  The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine-month period ended September 30, 2005 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2005, the Company had commitments outstanding under letters of credit of $0.8 million, commitments to originate loans of $15.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $72.5 million.  At September 30, 2005, the Bank had $1.8 million outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2005 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates.  Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2005.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,508,000 at September 30, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123 R), “Share-Based Payment.” This statement establishes standards for the accounting for transactions in which the entity exchanges its equity instruments in exchange for goods and services and addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award will generally be measured at fair value at the grant date. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X to amend the date for compliance with SFAS123(R). Under SFAS123(R), registrants would have been required to apply the provisions of SFAS123(R) as of the first interim of annual reporting period that begins after September 15, 2005 or after December 15, 2005 for small business issuers. The Commission’s new rule allows registrants to implement SFAS123(R) at the beginning of their next fiscal year that begins after September 15, 2005 or after December 15, 2005 for small business issuers.

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

On September 29, 2005, the FASB decided to issue a staff position which will be titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and will supercede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”  The staff position will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 with references to already established other-than-temporary impairment guidance as is set forth in FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities” and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods after September 15, 2005. The Company does not expect FSP FAS 115-1 to have a material impact on the Company’s financial position or results of operations.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.                                            LEGAL PROCEEDINGS

Not applicable.

ITEM 2.                                            UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended September 30, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1, 2005 - July 31, 2005	—	—	—	98,523

Aug. 1, 2005 – Aug. 31, 2005	1,500	$27.91	1,500	97,023

Sept. 1, 2005 – Sept. 30, 2005	2,250	$28.09	2,250	94,773

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

/s/ Kent C. Lufkin
Date:	November 10, 2005	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	November 10, 2005	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)