Form 10-K
period 2005-12-31
TF FINANCIAL CORP
filed 2006-03-30
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-acclereated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2005, was $58.5 million (2,086,865 shares at $28.01 per share).

As of March 7, 2006 there were outstanding 2,877,440 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005.  (Parts I, II and IV)

2.             Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.  (Part III)

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

Item 1.  Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2005, the Company had total assets of $661 million, total liabilities of $598 million and stockholders’ equity of $63 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2005 the Bank operated fifteen branch offices and one loan production office in Bucks and Philadelphia counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2005, one-to-four family residential mortgage loans totaled $290 million or 59% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $94 million or 14% of total assets invested in mortgage-backed securities and $35 million or 5% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.  The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank, and Teragon Financial Corporation which holds a 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P.

Market Area

The Bank offers a wide range of consumer and business products at its fifteen full service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, and Mercer County in New Jersey. Five of the branch offices are located in Bucks County, the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Seven branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank’s branches in this section of Philadelphia represent a deposit stronghold. The remaining three branches are in Mercer County, New Jersey which has an expanding population and represents another growth area for the Bank.

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2005 the Company’s share of deposits in each of the counties in which it operates was as follows:

County, State	Market Share for Entire County	Market Share for ZIP Codes Including Company Branches
Philadelphia, Pennsylvania	0.9%	10.9%
Bucks, Pennsylvania	1.6%	6.7%
Mercer, New Jersey	0.9%	4.8%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of conventional adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to-four family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2005, the Bank’s mortgage loans outstanding were $404 million, of which $290 million were secured by first mortgages on one-to-four family residential property.  Of the one-to-four family residential mortgage loans outstanding at that date, 17% were ARM’s and 83% were fixed-rate loans.  Total ARM loans in the Bank’s portfolio at December 31, 2005 amounted to $49 million or 10% of total loans.  At that same date, commercial real estate and multi-family residential loans totaled $89 million, and construction loans totaled $25 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $40 million or 8% of total loans outstanding at December 31, 2005, of which $37 million consisted of home equity and second mortgage loans. At that same date commercial business loans and leases totaled $49 million or 10% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans:
Mortgage loans:
One-to-four family	$289,746	58.76%	$284,645	64.14%	$276,849	68.22%	$227,953	61.33%	$222,016	58.42%
Commercial real estate and multi-family	89,489	18.15	83,559	18.83	74,109	18.26	85,493	23.00	93,572	24.62
Construction	24,888	5.04	10,286	2.31	6,591	1.62	12,026	3.23	9,824	2.59
Total mortgage loans	404,123	81.95	378,490	85.28	357,549	88.10	325,472	87.56	325,412	85.63
Consumer loans:
Home equity and second mortgage	37,479	7.60	29,522	6.66	25,199	6.21	25,480	6.87	25,640	6.75
Other consumer	2,836	0.58	4,384	0.99	6,532	1.61	10,490	2.82	16,154	4.25
Total consumer and other loans	40,315	8.18	33,906	7.65	31,731	7.82	35,970	9.69	41,794	11.00
Commercial loans and leases:
Commercial loans	48,471	9.83	30,543	6.88	15,185	3.74	8,005	2.15	9,285	2.44
Commercial leases	186	0.04	857	0.19	1,371	0.34	2,246	0.60	3,544	0.93
Total commercial loans and leases	48,657	9.87	31,400	7.07	16,556	4.08	10,251	2.75	12,829	3.37
Total loans	493,095	100.00%	443,796	100.00%	405,836	100.00%	371,693	100.00%	380,035	100.00%
Less:
Unearned discount, (premium), deferred loan fees, net	(505)		(706)		(924)		(446)		428
Allowance for loan losses	2,641		2,307		2,111		2,047		1,972
Total loans, net	$490,959		$442,195		$404,649		$370,092		$377,635

Mortgage-backed securities held-to-maturity:
FHLMC	$3,161	31.06%	$5,195	34.87%	$8,407	35.58%	$21,870	40.10%	$35,000	37.50%
FNMA	3,969	39.00	5,182	34.77	7,205	30.49	11,781	21.60	15,739	16.90
GNMA	3,040	29.87	4,516	30.31	8,007	33.88	18,278	33.40	29,877	32.00
Real estate investment mortgage conduit	7	0.07	7	0.05	11	0.05	2,519	4.60	12,550	13.40
Other mortgage-backed securities	—	—	—	—	—	—	144	0.30	201	0.20
Total mortgage-backed and related securities held-to-maturity	$10,177	100.00%	$14,900	100.00%	$23,630	100.00%	$54,592	100.00%	$93,367	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$9,686	11.60%	$6,614	6.38%	$8,525	7.98%	$699	0.60%	$1,108	1.10%
FNMA	12,173	14.58	15,108	14.58	18,385	17.22	11,878	10.30	22,459	22.50
GNMA	—	—	—	—	—	—	—	—	5,515	5.50
Real estate investment mortgage conduit	61,652	73.82	81,888	79.04	79,864	74.80	102,666	89.10	70,681	70.90
Total	$83,511	100.00%	$103,610	100.00%	$106,774	100.00%	$115,243	100.00%	$99,763	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s loan and mortgage-backed securities portfolios based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2006, are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/06 - 12/31/06	Due 1/1/07 - 12/31/10	Due After 12/31/10
	(In thousands)
Available for sale:
Mortgage-backed securities	$—	$3,800	$79,711
Loans receivable	—	—	68
Total	$—	$3,800	$79,779

Held to Maturity:
One-to-four family	$85	$7,209	$282,384
Commercial real estate and multi-family	5,368	14,368	69,753
Construction	16,353	8,535	—
Consumer and other	236	4,689	35,390
Commercial loans and leases	26,895	10,821	10,941
Total loans receivable	48,937	45,622	398,468
Mortgage-backed securities	15	1,034	9,128
Total	$48,952	$46,656	$407,596

The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2006, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Available for sale:
Mortgage-backed securities	$83,511	$—
Loans	68	—
Total	$83,579	$—

Held to Maturity:
One-to-four family	$240,701	$48,892
Commercial real estate and multi-family	8,169	75,952
Construction	—	8,535
Consumer and other	20,842	19,237
Commercial loans and leases	14,950	6,812
Total loans receivable	284,662	159,428
Mortgage-backed securities	10,133	29
Total	$294,795	$159,457

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

The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 3% to 5% per adjustment with a lifetime cap of 5% to 6% over the life of the loan.

The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly.  Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions.  The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank’s standard underwriting guidelines for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines. The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FHLMC and FNMA while retaining the servicing rights on these loans. The Bank also brokers a small portion of its loan closings to correspondents. However, the Bank is primarily a portfolio lender.  As of December 31, 2005, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $10.9 million.

The Bank has a mortgage lending department that is separate as to its sales efforts from the consumer lending area of the Bank. This department employs a lending manager and several commissioned loan officers. Through this department the Bank offers, in addition to its standard portfolio loan products, other types of mortgage loans that are originated in the name of, or sold on a servicing released basis to, third party investors. The mortgage loan officers support the Bank’s branches and customers, and additionally engage in calling efforts directed toward realtors, builders, and others that can be sources of lending business for the Bank.

Commercial Real Estate and Multi-Family Lending.  The Bank originates loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan.  Currently, it is the Bank’s philosophy to originate commercial real estate and multi-family loans primarily on properties in its general market area.  The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates for terms of up to 25 years.  The Bank’s current policy is to originate commercial real estate and multi-family loans as ARM’s that amortize over a 20 to 25 year period and either balloon or are callable by the Bank after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  At December 31, 2005, the five largest commercial real estate and multi-family loans totaled $24.5 million with no single loan larger than $6.0 million.  At December 31, 2005, all such loans were current and the properties securing such loans are in the Bank’s market area.

Construction Lending.  At December 31, 2005, the Bank had $25 million of construction loans or 5% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $40 million or 8% of the Bank’s total loan portfolio at December 31, 2005.  The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is considered.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.  At December 31, 2005, $170,000 or 0.4% of the Bank’s consumer loans were delinquent more than 90 days, compared to $392,000 or 0.1% of residential one-to-four family loans.

The Bank offers second mortgage loans on one-to-four family residences.  At December 31, 2005, second mortgage and home equity loans totaled $37 million, or 8% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years.  Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to-four family residential loans.

Business Lending.  The Bank makes commercial business loans only on a secured or guaranteed basis.  The terms of these loans generally do not exceed five years. These loans can have floating interest rates which adjust with changes in market interest rates, usually the prime rate, or have a fixed rate related to their term to maturity.  The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing.  The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2005, the Bank had approximately $49 million outstanding in commercial business loans, which represented approximately 10% of its total loan portfolio.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Approval authority ranges from $5,000 to $750,000 for secured loans, and $5,000 to $100,000 for unsecured loans. Members of an in-house loan committee comprising the four most senior members of management approve all loans over $500,000. Any two members may combine their lending authority. The committee has the authority to approve secured loans up to $2.5 million and unsecured loans up to $200,000. All loans greater than $2.5 million through $5 million require the approval of a Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5 million must be approved by the Bank’s Board of Directors.

One-to-four family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested.  An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  The independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans in excess of $200,000.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.  For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $8.6 million as of December 31, 2005.

At December 31, 2005, the Bank’s five largest aggregate lending relationships had balances ranging from $5.7 to $7.4 million.  At December 31, 2005, all of these loans were current.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities.  Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2005, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) ($12.8 million), Government National Mortgage Association (“GNMA”), ($3.0 million) Federal National Mortgage Association (“FNMA”) ($16.2 million), and real estate mortgage investment conduits formed by these same agencies (“REMICs”) ($61.7 million).

At December 31, 2005, the amortized cost of mortgage-backed securities totaled $95.8 million, or 14% of total assets, and the market value of such securities totaled approximately $93.7 million.

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

	At December 31,
	2005	2004	2003
	(In thousands)
Held to maturity:
GNMA-fixed rate	$3,040	$4,516	$8,007
FHLMC ARMs	44	65	71
FHLMC-fixed rate	3,117	5,130	8,336
FNMA-fixed rate	3,969	5,182	7,205
REMICs	7	7	11
Other mortgage-backed securities	—	—	—
Total mortgage-backed securities held to maturity	$10,177	$14,900	$23,630
Available-for-sale:
FHLMC	$9,686	$6,614	$8,525
FNMA	12,173	15,108	18,385
GNMA	—	—	—
REMICs	61,652	81,888	79,864
Total mortgage-backed securities available-for-sale	$83,511	$103,610	$106,774

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2005.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Contractual Held To Maturity Maturities Due	WAC	Contractual Available -For-Sale Maturities Due	WAC
	(Dollars in thousands)

Less than 1 year	$15	7.70%	$—	—%
1 to 3 years	749	7.29	2,043	4.27
3 to 5 years	285	7.84	1,757	5.93
5 to 10 years	295	7.09	34,737	4.85
10 to 20 years	1,420	5.24	23,640	4.68
Over 20 years	7,413	6.41	21,334	4.64
Total mortgage-backed securities	$10,177	6.37%	$83,511	4.76%

Non-Performing and Problem Assets

Loan Collection.  When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment after the loan is 15 days past due.  In the event payment is not then received, additional letters and phone calls are made.  If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent more than 90 days, the Bank will commence foreclosure proceedings against any real property that secures the loan and attempt to repossess any personal property that secures a consumer loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is obtained by the Bank at foreclosure.

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

On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2005 the Bank used third-party servicers to service $50.6 million in mortgage loans, including one servicer that serviced $41.5 million. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

Non-performing assets

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family	$392	$536	$1,549	$1,013	$1,821
Commercial real estate and multi-family	877	23	296	1,677	1,725
Consumer and other	170	84	135	245	227
Commercial loans and leases	150	317	369	887	3
Total non-accrual loans	1,589	960	2,348	3,822	3,776

Real estate owned, net	700	700	868	84	30
Total non-performing assets	$2,289	$1,660	$3,216	$3,906	$3,806
Total non-accrual loans to loans	0.32%	0.22%	0.58%	1.03%	0.99%
Total non-accrual loans to total assets	0.24%	0.15%	0.39%	0.53%	0.53%
Total non-performing assets to total assets	0.35%	0.26%	0.53%	0.54%	0.54%

At December 31, 2005, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

At December 31, 2005, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table.  “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

Classified Assets.  OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets.  Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that the establishment of a specific loss reserve is warranted.  Assets designated “special mention” by management are assets included on the Bank’s internal watchlist because of potential weakness but that do not currently warrant classification in one of the aforementioned categories.

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

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2005.

At December 31, 2005
(In thousands)

Special mention assets	$186
Substandard	2,289
Doubtful assets	—
Loss	—
Total classified assets	$2,475

Real Estate Owned.  Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until it is sold.  When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or cost.  If the property subsequently decreases in estimated value from the initial recorded amount, the Bank will provide a valuation allowance, through a charge to earnings, if the decrease is judged by management to be temporary. If the decrease is judged to be permanent, the Bank will reduce the recorded amount, through a charge to earnings, to the new estimated value.

The Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the borrower’s current financial status repayment of the loan in the foreseeable future is doubtful.  In substance foreclosures are accounted for as loans until such time that title to the collateral is acquired by the Bank.  There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures.

Allowances for Loan Losses.  The Bank provides valuation allowances for estimated losses from uncollectible loans. Management determines the adequacy of the allowance on a quarterly basis to ensure that a provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based upon management’s estimate of probable losses. Several sources of data are used in making the evaluation as to the appropriateness of the allowance.

The Bank’s watch list contains all loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. Once a loan is deemed to pose other than a normal level of risk of collection, it moves to the classified asset list as either special mention, substandard, doubtful, or loss as required by regulatory guidelines. Classified assets also include all loans over 90 days past due according to the contractual repayment terms. These loans are automatically considered at least substandard. All loans not on the classified asset list are assigned a reserve factor that is based on the Company’s actual loss experience over the last three years, with a small factor assigned to loans current as to their contractual payments, and an increased factor if the loan is 30 or 60 days past due. Classified loans with balances under $100,000 are typically pooled according to their underlying collateral, and a reserve factor assigned based on historical loss experience. Classified loans are evaluated on an individual basis if the loan balance exceeds $100,000. In such a case, the value of the underlying collateral, which is ordinarily real estate because of the nature of the Bank’s predominant past lending activities, the cost of collection and disposition, and other factors are considered in establishing an estimated reserve level. In establishing estimated reserves, current and projected economic conditions as they may affect the borrower and the collateral are considered. If prospects appear poor with respect to collateral disposition, for example, because of economic factors, a lower disposition value and thus a higher reserve level would be established. Similarly, the credit may be guaranteed by a governmental agency, or the collateral value may greatly exceed the loan balance such that no reserve is indicated for these loans that are nevertheless considered classified assets because of their delinquency. If a loan or a portion of a loan is judged to be unrecoverable, that amount is charged off. The calculated reserve determined using the methodologies described above is compared to the actual level of reserves; the difference reflects the imprecision of the multitude of assumptions that are made combined with the variability that can occur with a relatively small amount of troubled assets, and the reserve is maintained at reasonable levels by adjusting the provision that is charged to earnings.

The following table sets forth information with respect to the Bank’s allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance at beginning of period	$2,307	$2,111	$2,047	$1,972	$1,714
Provision for loan losses	540	600	330	988	500
Charge-offs:
One-to-four family	—	—	(16)	(13)	—
Commercial and multi-family real estate loans	—	(112)	—	—	—
Consumer and other loans	(122)	(186)	(219)	(303)	(430)
Commercial loans and leases	(286)	(161)	(322)	(625)	—
Recoveries:
One-to-four family	—	—	—	3	—
Commercial and multi-family real estate loans	—	—	—	—	—
Consumer and other loans	39	55	36	25	188
Commercial loans and leases	163	—	255	—	—
Balance at end of year	$2,641	$2,307	$2,111	$2,047	$1,972

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.09%	0.07%	0.25%	0.07%
Ratio of allowance for loan losses to non-performing loans at the end of the period	166.3%	240.3%	89.9%	53.6%	52.2%
Ratio of allowance for loan losses to loans receivable at the end of the period	0.54%	0.52%	0.52%	0.55%	0.52%
Ratio of allowance for loan losses and foreclosed real estate to total non-performing assets at the end of the period	115.4%	139.0%	65.6%	52.4%	51.8%

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

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$154	58.8%	$176	64.2%	$277	68.2%	$119	61.3%	$216	58.4%
Commercial real estate and multi-family	1,010	18.2	1,035	18.8	1,230	18.3	1,021	23.0	1,100	24.6
Construction	738	5.0	121	2.3	109	1.6	90	3.2	74	2.6
Consumer and other loans	115	8.2	554	7.7	246	7.8	271	9.7	380	11.0
Commercial loans and leases	624	9.8	421	7.1	249	4.1	546	2.8	202	3.4
Total allowance	$2,641	100.0%	$2,307	100.0%	$2,111	100.0%	$2,047	100.0%	$1,972	100.0%

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

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s investments at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Interest-earning deposits	$177	$177	$252	$252	$508	$508

Investment securities held-to-maturity:
U.S. government and agency obligations	$—	$—	$—	$—	$2,000	$2,011
State and political subdivisions	1,015	1,036	1,326	1,395	1,609	1,735
Corporate debt securities	3,675	3,671	5,701	5,793	6,780	7,069
Total	$4,690	$4,707	$7,027	$7,188	$10,389	$10,815

Securities available-for-sale:
U.S. government and agency obligations	$5,982	$5,880	$2,978	$2,958	$2,972	$2,947
State and political subdivisions	20,844	20,563	13,704	13,675	10,677	10,493
Corporate Debt Securities	4,002	3,958	1,000	992	1,000	993
Mutual funds	—	—	—	—	—	—
Total	$30,828	$30,401	$17,682	$17,625	$14,649	$14,433

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2005.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities(1)
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)

U.S. government agency	$—	—%	$5,982	3.90%	$—	—%	$—	—%	$5,982	3.90%	$5,880
Municipal obligations	—	—	1,404	6.93	7,850	5.12	12,605	5.78	21,859	5.62	21,599
Corporate obligations	3,675	4.74	4,002	3.31	—	—	—	—	7,677	4.00	7,629
Total	$3,675	4.74%	$11,388	4.07%	$7,850	5.12%	$12,605	5.78%	$35,518	4.98%	$35,108

(1)                                  Includes $30.4 million of U.S. government agency, municipal and corporate obligations which are carried as available-for-sale at December 31, 2005.  Investment securities available-for-sale are carried at fair value.

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $29 million or 6.2% consist of IRA, Keogh or SEP retirement accounts at December 31, 2005.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2005, core deposits amounted to 68% of total deposits.

During 2005 the Bank introduced a floating-rate certificate of deposit, which has an interest rate that adjusts according to adjustments in the prime rate. At December 31, 2005 there were $20.8 million of these floating rate certificates of deposit. While the Bank does not presently use broker-originated deposits, it may use this source of funding in the future.

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

	At December 31,
	2005			2004			2003
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts	$52,319	11.12	0.47%	$54,887	11.93	0.47%	$52,647	11.46	0.47%
Money market accounts	79,666	16.93	2.72	42,496	9.24	1.00	44,688	9.73	0.91
Non-interest-bearing checking accounts	37,138	7.89	0.00	32,636	7.10	0.00	26,375	5.74	0.00
Total transaction accounts	169,123	35.94		130,019	28.27		123,710	26.93

Passbook accounts	151,725	32.25	1.11	182,945	39.78	0.98	188,673	41.07	0.94

Certificates of deposit	149,673	31.81	3.29	146,939	31.95	2.42	146,960	32.00	2.43
Total deposits	$470,521	100.00%	2.39%	$459,903	100.00%	1.31%	$459,343	100.00%	1.31%

At December 31, 2005, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$4.625
Over three through six months	3,225
Over six through 12 months	11,097
Over 12 months	12,388
Total	$31,335

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

	At December 31,
	2005	2004	2003
	(Dollars in thousands)

FHLB advances and other borrowings	$121,260	$102,747	$86,853

Weighted average interest rate	3.79%	3.32%	3.01%

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum balance of FHLB advances and other borrowings outstanding	$123,908	$108,078	$207,359
Weighted average balance of FHLB advances and other borrowings outstanding	$111,628	$91,660	$160,325
Weighted average interest rate of FHLB advances and other borrowings	3.52%	3.21%	5.12%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2005, the Bank was authorized to invest up to approximately $13.2 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2005, the Bank had two wholly-owned subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2005, the Bank had $123.8 million invested in Third Delaware Corporation. Teragon Financial Corporation (“Teragon”) was formerly a subsidiary of the Company and had been dormant for several years until 2004, at which time the Company contributed its interest to the Bank. Shortly thereafter, Teragon invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2005 the Bank had an investment of $59,700 in Teragon.

Personnel

As of December 31, 2005, the Company had 162 full-time and 22 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

The remaining information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

Loan Limitations.  Regulations limit the amount of non-residential mortgage loans a savings institution may hold as a percentage of assets or capital.  Separate from the qualified thrift lender test, regulations limit a savings institution to a maximum of 10% of its assets in large commercial loans (defined as loans in excess of $2 million), with another 10% of assets permissible in “small business loans.”  Commercial loans secured by real estate can be made in an amount up to four times an institution’s capital.  An institution can also have commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans cannot collectively exceed 35% of an institution’s assets.  For this purpose, however, residential mortgage loans (including securities backed by such loans) and credit card loans are not considered consumer loans, and are both unlimited in amount.

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

At December 31, 2005, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2005, the Bank was in compliance with its QTL requirement with 74% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.55% of its advances outstanding from the FHLB plus 0.55% of its unused borrowing capacity. At December 31, 2005, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2005, the Bank’s total transaction accounts required a reserve level of $576,000 which was offset by the Bank’s vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2005.

Item 1A. Risk Factors

If the allowance for loan losses is inadequate, earnings will be reduced as the reserve is replenished. The establishment of the allowance for loan losses is based on a high degree of judgment and estimation. At December 31, 2005 the allowance was $2.6 million or 0.54% of the loans receivable balance of $491 million. Several factors could render the reserve inadequate, possibly over a short period of time: a single large loss, a severe and sustained economic downturn in the markets in which the Company’s loans are located, and a general decline in real estate values. These factors could produce charges to the allowance in excess of the amount provided. Replenishing the reserve would reduce earnings.

If the Company must raise the interest rates it pays to attract or retain its deposits, earnings will be reduced. The Company’s assets are primarily funded with deposits. The Company faces intense competition, both to retain current deposits and to attract new deposits that can be used to fund the Company’s growth. If the Company raises the interest rates it pays on a significant amount of these deposits, its interest expense could be substantially higher and earnings substantially lower.

Failure to attract or retain key individuals could severely affect the Company’s business objectives. Because the Company is a relatively small community bank, it operates with a small number of key people in key positions such as in executive administration, loan production, branch administration, and operations. Replacing these individuals, or expanding the Company’s business with additional human resources, requires the Company to compete for talent against companies that are much larger and possess much greater resources. Failure to attract and retain key individuals could negatively affect the Company’s business and earnings.

The Company operates in a highly regulated industry, and changes to regulations can require costly adjustments to the Company’s practices and procedures. In addition to the rule-making bodies under which most public companies operate, the Company’s primary subsidiary is a bank and operates under rules promulgated by governmental or quasi-governmental regulatory bodies that oversee lending, deposit-taking, and the operations of a bank. These agencies can issue rules which can impose costly compliance procedures upon a bank, can require a bank to modify or discontinue certain of its business practices, or impose other requirements, any of which can serve to reduce the Company’s earnings or reduce its franchise value.

The Company is vulnerable to interest rate risk. Most of the Company’s assets and liabilities are interest rate sensitive, and changes in the level of market interest rates or the shape of the yield curve can have a substantial negative impact on the Company’s value and earnings.

The Company’s ability to pay dividends on its common stock can be negatively affected by regulation of its bank subsidiary. The Company is a thrift holding company and its bank subsidiary is the primary source of cash with which it pays the cash dividend on its common stock. Regulations require a bank that is a subsidiary of a thrift holding company to file either a notification or an application with its primary regulator when it seeks to pay a dividend to its parent company. If in the judgment of its primary regulator, the Office of Thrift Supervision, the payment of a dividend by the Company’s bank subsidiary presents safety and soundness concerns, or is otherwise not permitted by regulation, the notification or application can be denied, thereby eliminating the primary source of cash with which the Company pays its dividend to its shareholders.

Insider control and provisions in the Company’s charter and by-laws can be a deterrent to a sale of the Company. As of December 31, 2005 insiders control approximately 21% of the voting power of the Company’s stockholders. In addition, there are provisions in the Company’s charter and by-laws that can have the effect of making it difficult for a dissident shareholder or other party to force a sale of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2005, the Bank operated from its administrative offices and fifteen branch offices and one loan production office located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $747,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned	Location	Leased or Owned
ADMINISTRATIVE OFFICE Newtown Office 3 Penns Trail Newtown, PA 18940	Owned

DEPOSIT OPERATIONS 828C Newtown-Yardley Road Suite 301B Newtown, PA 18940	Leased	PROCESSING OPERATIONS Operations Center 62 Walker Lane Newtown, PA 18940(1)	Owned

BRANCH AND LOAN OFFICES Frankford Office 4625 Frankford Avenue Philadelphia, PA 19124	Leased	Newtown Office 950 Newtown Yardley Road Newtown, PA 18940	Leased

Ewing Office 2075 Pennington Road Ewing, NJ 08618	Owned	Mayfair Office Roosevelt Blvd. at Unruh Philadelphia, PA 19149	Owned

Hamilton Office 1850 Route 33 Hamilton Square, NJ 08690	Owned	Doylestown Office 60 North Main Street Doylestown, PA 18901	Owned

Fishtown Office York & Memphis Streets Philadelphia, PA 19125	Owned	Feasterville Office Buck Hotel Complex Feasterville, PA 19053	Leased

Cross Keys Office 834 North Easton Highway Doylestown, PA 18901	Owned	Quakerbridge Office 590 Lawrence Square Blvd. Lawrenceville, NJ 08648	Leased

Bridesburg Office Orthodox & Almond Streets Philadelphia, PA 19137	Owned	Woodhaven Office 4014 Woodhaven Road Philadelphia, PA 19154	Leased

New Britain Office 600 Town Center New Britain, PA 18901	Leased	Northern Liberties Office 905 North 2nd Street Philadelphia, PA 19123	Leased

Girard Office 136 West Girard Avenue Philadelphia, PA 19123	Leased	New Hope Loan Office 362 West Bridge Street New Hope, PA 18938	Leased

Item 3. Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business that in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Stock Market Information” in the Registrant’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

October 1, 2005 - October 31, 2005	—	—	—	94,773

November 1, 2005 - November 30, 2005	27,500	$29.09	4,500	90,273

December 1, 2005 - December 31, 2005	9,000	$28.04	9,000	81,273

Item 6. Selected Financial Data

The above-captioned information appears under the section captioned “Selected Financial and Other Data” in the Registrant’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2005 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal 1 - Election of Directors — General Information and Nominees” and “— Biographical Information” and “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2005 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	359,848	$23.77	58,888
Equity compensation plans not approved by shareholders(2)	25,000	14.75	—
TOTAL	284,848	$23.18	58,888

(1)                                  Plans approved by stockholders include: TF Financial Corporation 1997 Stock Option Plan, and TF Financial Corporation 2005 Stock-Based Incentive Plan.

(2)                                  Plans not approved by stockholders include: TF Financial Corporation 1996 Directors Stock Option Plan

For information regarding the material features of these plans, see Notes A9 and I2 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

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

PART IV

Item 15. Exhibits and Financial Statements

(a)                                  The following documents are filed as a part of this report:

(1)                                  The following financial statements and the report of the independent auditor of the Company included in the Company’s 2005 Annual Report to Stockholders are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2005 and 2004
Consolidated Statements of Earnings For the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)                                  All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (2)
10.3	Severance Agreement with Kent C. Lufkin (3)
10.4	Severance Agreement with Floyd P. Haggar (3)
10.5	Severance Agreement with Dennis R. Stewart (4)
10.6	TF Financial Corporation 1997 Stock Option Plan (5)
10.7	Severance Agreement with Robert N. Dusek (6)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (7)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.10	Employment Agreement with John R. Stranford (8)
10.11	TF Financial Corporation Incentive Compensation Plan (9)
10.12	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
13.0	2005 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.
(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.
(10)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 30, 2006	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 2006.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Carl F. Gregory	By:	/s/ Robert N. Dusek
	Carl F. Gregory		Robert N. Dusek
	Director		Chairman of the Board

By:	/s/ Dennis L. McCartney	By:	/s/ George A. Olsen
	Dennis L. McCartney		George A. Olsen
	Director		Director

By:	/s/ Albert M. Tantala	By:	/s/ John R. Stranford
	Albert M. Tantala		John R. Stranford
	Director		Director