Form 10-Q
period 2006-03-31
TF FINANCIAL CORP
filed 2006-05-12
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number:  0-24168

TF FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2705050
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

3 Penns Trail, Newtown, Pennsylvania	18940
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 579-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 5, 2006

Class	Outstanding
$.10 par value common stock	2,871,289 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Unaudited March 31, 2006	Audited December 31, 2005
	(in thousands)
ASSETS
Cash and cash equivalents	$4,415	$3,821
Certificates of deposit in other financial institutions	40	40
Investment securities available for sale—at fair value	31,071	30,401
Investment securities held to maturity (fair value of $2,024 and $4,707 respectively)	2,016	4,690
Mortgage-backed securities available for sale—at fair value	78,732	83,511
Mortgage-backed securities held to maturity (fair value of $9,537 and $10,385, respectively)	9,444	10,177
Loans receivable, net (including loans held for sale of $518 and $68, respectively)	508,526	490,959
Federal Home Loan Bank stock—at cost	8,238	7,432
Accrued interest receivable	2,628	3,048
Premises and equipment, net	6,239	6,289
Core deposit intangible asset, net of accumulated amortization of $2,769 and $2,741, respectively	55	83
Goodwill	4,324	4,324
Other assets	17,252	16,064
TOTAL ASSETS	$672,980	$660,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$464,258	$470,521
Advances from the Federal Home Loan Bank	139,620	121,260
Advances from borrowers for taxes and insurance	1,849	1,915
Accrued interest payable	2,812	2,052
Other liabilities	2,394	2,443
Total liabilities	610,933	598,191

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2006 and December 31, 2005, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,689,679 and 2,714,173 shares outstanding at March 31, 2006 and December 31, 2005, respectively, net of shares in treasury 2,420,237 and 2,390,943 respectively	529	529
Retained earnings	62,350	61,610
Additional paid-in capital	52,207	53,048
Unearned restricted stock	—	(1,080)
Unearned ESOP shares	(1,801)	(1,849)
Treasury stock—at cost	(48,853)	(47,920)
Accumulated other comprehensive loss	(2,385)	(1,690)
Total stockholders’ equity	62,047	62,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,980	$660,839

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	(in thousands, except per share data )
	2006	2005
Interest income
Loans, including fees	$7,671	$6,471
Mortgage-backed securities	1,012	1,303
Investment securities	412	313
Interest-bearing deposits and other	8	10

TOTAL INTEREST INCOME	9,103	8,097

Interest expense
Deposits	2,248	1,536
Borrowings	1,348	931

TOTAL INTEREST EXPENSE	3,596	2,467

NET INTEREST INCOME	5,507	5,630
Provision for loan losses	90	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,417	5,480

Non-interest income
Service fees, charges and other operating income	672	640
Gain on sale of loans	9	22

TOTAL NON-INTEREST INCOME	681	662

Non-interest expense
Compensation and benefits	2,639	2,391
Occupancy and equipment	704	661
Federal deposit insurance premium	15	17
Professional fees	212	226
Marketing and advertising	177	176
Other operating	595	626
Amortization of core deposit intangible asset	28	34

TOTAL NON-INTEREST EXPENSE	4,370	4,131

INCOME BEFORE INCOME TAXES	1,728	2,011

Income taxes	473	535

NET INCOME	$1,255	$1,476
Earnings per share—basic	$0.47	$0.54
Earnings per share—diluted	$0.46	$0.52
Dividends paid	$0.19	$0.18

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,255	$1,476
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	4	1
Deferred loan origination fees	(14)	(29)
Premiums and discounts on investment securities, net	17	19
Premiums and discounts on mortgage-backed securities, net	101	151
Premiums and discounts on loans, net	44	32
Core deposit intangibles	28	34
Provision for loan losses	90	150
Depreciation of premises and equipment	247	235
Increase in value of bank-owned life insurance	(122)	(122)
Stock grant expense	91	—
Stock option expense	94	—
Stock-based benefit programs: ESOP	141	137
Proceeds from sale of loans originated for sale	1,263	2,311
Origination of loans held for sale	(1,704)	(1,797)
Gain on sale of
Mortgage loans available for sale	(9)	(22)
Loss from mortgage loan derivatives	13	—
Income associated with forward loan sales	(15)	—
(Increase) decrease in
Accrued interest receivable	420	49
Other assets	(710)	(292)
Increase (decrease) in
Accrued interest payable	760	558
Other liabilities	(49)	20

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,945	2,911

INVESTING ACTIVITIES
Loan originations	(44,303)	(34,734)
Loan principal payments	24,614	20,873
Principal repayments on mortgage-backed securities held to maturity	728	903
Principal repayments on mortgage-backed securities available for sale	3,925	7,616
Proceeds from sale of loan participations	2,452	1,000
Purchase of investment securities available for sale	(981)	(2,984)
Purchase of mortgage-backed securities available for sale	—	(8,956)
Proceeds from maturities of investment securities held to maturity	2,673	—
Purchase of Federal Home Loan Bank stock	(806)	(251)
Purchase of premises and equipment	(197)	(317)
NET CASH USED IN INVESTING ACTIVITIES	(11,895)	(16,850)

	For the three months ended
	March 31,
	2006	2005
	(in thousands)
FINANCING ACTIVITIES
Net decrease in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	(6,263)	(5,032)
Net increase in short-term Federal Home Loan Bank advances from Federal Home Loan Bank	7,130	8,887
Proceeds of long-term Federal Home Loan Bank advances	15,535	11,367
Repayment of long-term Federal Home Loan Bank advances	(4,305)	(3,640)
Net decrease in advances from borrowers for taxes and insurance	(66)	(75)
Treasury stock acquired	(1,096)	(823)
Exercise of stock options	124	521
Common stock dividends paid	(515)	(492)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,544	10,713

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	594	(3,226)

Cash and cash equivalents at beginning of period	3,821	7,900

Cash and cash equivalents at end of period	$4,415	$4,674

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$2,836	$1,909
Income taxes	$65	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2006 (unaudited) and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE 3 – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of net unrealized losses on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2006 and 2005 was $560,000 and $369,000, net of applicable income tax expense (benefit) of $115,000 and $(34,000) respectively.

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended March 31, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount

Basic earnings per share
Income available to common stockholders	$1,255	2,698,547	$0.47
Effect of dilutive securities
Stock options	—	12,968	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,255	2,711,515	$0.46

There were 24,226 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the first quarter of 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

NOTE 6- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The options, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each option equals the market price of the Company’s stock on the date of grant.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payments,” using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense included in net income related to stock options was $94,000, resulting in a tax benefit of $28,000, for the three months ended March 31, 2006. Results for prior periods have not been restated. As of March 31, 2006, there was $1,021,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted average period of 32.8 months

Prior to 2006, the Company disclosed pro forma compensation expense quarterly and annually by calculating the stock option grant’s fair value using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. No stock-based compensation expense was reflected in net income in 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The table below reflects the estimated impact the fair value method would have had on the Company’s net income and net income per share if SFAS 123R had been in effect for the three months ended March 31, 2005

Net income
As reported	$1,476
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	19
Pro forma	$1,457

Basic earnings per share
As reported	$0.54
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01
Pro forma	$0.53

Diluted earnings per share
As reported	$0.52
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—
Pro forma	$0.52

Option activity under the Company’s stock option plan as of March 31, 2006 is as follows:

	2006
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at beginning of year	384,848	$23.18
Options granted	—	—
Options exercised	(8,106)	15.28
Options forfeited	(1,217)	27.53
Outstanding at end of quarter	375,525	$23.34	3.90	$2,501
Options exercisable at March 31, 2006	189,086	$18.11	2.36	$2,248

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the money options).

Stock options outstanding were 375,525 and 249,241 at March 31, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $119,000 and $499,000, respectively. Exercise of stock option during the first quarter 2006 and 2005 resulted in cash receipts of $124,000 and $521,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $91,000 for the three months ended March 31, 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $107,000 and $108,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31
	2006	2005

Components of net periodic benefit cost
Service cost	$77	$78
Interest cost	53	53
Expected return on plan assets	(81)	(47)
Amortization of prior service cost	16	16
Amortization of transition obligation (asset)	—	—
Recognized net actuarial (gain) loss	13	11

Net periodic benefit cost	$78	$111

The employer contribution made for the three months ended March 31, 2006 and 2005 was $620,000 and $341,000, respectively.

NOTE 8- RECLASSIFICATIONS

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

Financial Position

The Company’s total assets at March 31, 2006 and December 31, 2005 were $673.0 million and $660.8 million, respectively, an increase of $12.2 million, or 1.9%, during the three-month period. Cash and cash equivalents increased by $0.6 million. Investment securities available for sale increased by $0.7 million due to purchases of $1.0 million of tax free municipal bonds offset by a $0.3 million reduction in the market value of investment securities available for sale. Investment securities held to maturity decreased by $2.7 million as a result of security maturities. Mortgage-backed securities available for sale decreased by $4.8 million due to $3.9 million in principal repayments received, as well as a decrease in the market value of these securities and amortization of net premiums totaling $0.9 million. Mortgage-backed securities held to maturity decreased by $0.7 million as a result of principal repayments.

Loans receivable increased by $17.6 million for the first quarter of 2006. Consumer and single-family residential mortgage loans of $21.3 million and commercial loans of $23.0 million were originated during the first quarter of 2006. Principal repayments of loans receivable were $24.6 million and proceeds from sales of loan participations totaled $2.5 million in the first quarter of 2006. Loans originated for sale during the first quarter of 2006 totaled $1.7 million, and there were $1.3 million in proceeds from the sale loans in the secondary market during this period.

Total liabilities increased by $12.7 million. Deposit balances declined by $6.3 million during the first three months of 2006. Non-interest bearing demand deposits grew by $2.5 million while savings, money market, and interest-bearing checking accounts decreased by a combined $16.9 million. Certificates of deposit increased by $8.1 million. Advances from the Federal Home Loan Bank increased by $18.4 million due to a $15.5 million increase in long-term fixed rate advances and $7.1 million of short-term advances, less scheduled amortization payments of $4.3 million. These borrowings were mainly used to fund loan portfolio growth and deposit outflows that occurred during the quarter.

Total consolidated stockholders’ equity of the Company was $62.0 million or 9.2% of total assets at March 31, 2006. During the first quarter of 2006 the Company repurchased 37,400 shares of its common stock and issued 8,106 shares pursuant to the exercise of stock options. As of March 31, 2006, there were approximately 81,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first quarter of 2006 and 2005, the Company’s provision for loan losses was $90,000 and $150,000, respectively. As of March 31, 2006, the Company owned one parcel of foreclosed real estate. This parcel has been recorded as real estate owned at the lower of the recorded investment in the loan or estimated fair value in the amount of $0.7 million and is included in other assets in the statement of financial position at March 31, 2006. Management of the Company believes that there has not been any significant deterioration in its asset quality during such period.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005

Non-performing loans	$1,570	$1,588	$727
Ratio of non-performing loans to gross loans	0.31%	0.32%	0.16%
Ratio of non-performing loans to total assets	0.23%	0.24%	0.11%
Foreclosed property	$700	$700	$700
Foreclosed property to total assets	0.10%	0.11%	0.11%
Ratio of total non-performing assets to total assets	0.34%	0.35%	0.22%
Ratio of allowance for loan losses to total loans	0.53%	0.54%	0.49%
Ratio of allowance for loan losses to non-performing loans	173.12%	166.31%	305.50%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2006	2005
Beginning balance, January 1,	$2,641	$2,307
Provision	90	150
Less: charge-off’s (recoveries), net	13	236
Ending balance, March 31,	2,718	2,221

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Income. The Company recorded net income of $1,255,000, or $0.46 per diluted share, for the three months ended March 31, 2006 as compared to net income of $1,476,000, or $0.52 per diluted share, for the three months ended March 31, 2005.

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

	March 31,
	2006			2005
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$498,329	$7,671	6.24%	$446,618	$6,471	5.88%
Mortgage-backed securities	91,476	1,012	4.49%	118,816	1,303	4.45%
Investment securities(2)	41,638	515	5.02%	32,861	379	4.68%
Other interest-earning assets(3)	781	8	4.15%	1,135	10	3.57%
Total interest-earning assets	632,224	9,206	5.90%	599,430	8,163	5.52%
Non interest-earning assets	33,424			33,211
Total assets	$665,648			$632,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	460,705	2,248	1.98%	455,316	1,536	1.37%
Advances from the FHLB	135,916	1,348	4.02%	111,888	931	3.37%
Total interest-bearing liabilities	596,621	3,596	2.44%	567,204	2,467	1.76%
Non interest-bearing liabilities	6,542			5,155
Total liabilities	603,163			572,359
Stockholders’ equity	62,485			60,282
Total liabilities and stockholders’ equity	$665,648			$632,641
Net interest income		$5,610			$5,696
Interest rate spread(4)			3.46%			3.76%
Net yield on interest-earning assets(5)			3.60%			3.85%
Ratio of average interest-earning assets to average interest- bearing liabilities			106%			106%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $103,000 and $66,000 for the quarters ended March 31, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended March 31,
	2006 vs 2005 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$780	$420	$1200
Mortgage-backed securities	(370)	79	(291)
Investment securities (1)	107	29	136
Other interest-earning assets	(10)	8	(2)
Total interest-earning assets	507	536	1043
Interest expense:
Deposits	18	694	712
Advances from the FHLB	220	197	417
Total interest-bearing liabilities	238	891	1129
Net change in net interest income	$269	$(355)	$(86)

(1)

Tax equivalent adjustments to interest on investment securities were $103,000 and $66,000 for the quarters ended March 31, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $1.0 million or 12.8% to $9.2 million for the quarter ended March 31, 2006 compared with the first quarter of 2005 primarily because of a $51.7 million increase in average loans outstanding combined with an increase of 36 basis points on the average yield on these loans. Interest income from mortgage-backed securities was lower in the first three months of 2006 in comparison to the same period of 2005 due to the reduction of balances maintained in mortgage-backed securities.

Total Interest Expense. Total interest expense increased by $1.1 million to $3.6 million during the three-month period ended March 31, 2006 as compared with the first quarter of 2005. During 2005 and the first quarter of 2006, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. As a result, interest expense on deposits increased by 61 basis points. Interest on advances from the Federal Home Loan Bank increased by $0.4 million during the first quarter of 2006 versus the first quarter of 2005 as a result of a $24 million increase in the average balance of borrowings as well as an increase of 65 basis points in the cost of these funds.

Non-interest income. Total non-interest income was $681,000 for the three-month period ended March 31, 2006 compared with $662,000 for the same period in 2005. The increase is mainly attributable to an increase in overdraft fees collected on deposit accounts. In contrast, net gain on the sale of loans totaled $9,000 during the first quarter of 2006 while the gain during the first quarter of 2005 totaled $22,000 mainly due to a decline in the dollar amount of loans sold during each of the two quarters.

Non-interest expense. Total non-interest expense increased by $239,000 to $4.4 million for the three months ended March 31, 2006 compared to the same period in 2005. Stock-based compensation expense related to stock grants and the recognition of option expense associated with the new accounting standard SFAS 123R, “Share-Based Payment” amounted to $185,000 for the first quarter of 2006 while there was no such expense for the first quarter of 2005. Compensation and other benefit expenses were higher by $63,000 mainly due to staffing related to the Girard Avenue branch which opened in June 2005 as well as annual salary increases. Office and occupancy costs increased $43,000 between the two quarters mainly as a result of office and occupancy costs associated with the Girard Avenue branch. Other non-interest expense decreased during the first quarter of 2006 as a result of the sale of the credit card portfolio in the third quarter of 2005 as $18,000 of credit card related expenses incurred in the first quarter of 2005 and there were no such expenses for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2006 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2006, the Company had commitments outstanding under letters of credit of $2.3 million, commitments to originate loans of $20.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $63.7 million. At March 31, 2006, the Bank had $2.1 million outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2006 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,718,000 at March 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Management does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. on the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended March 31, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 1, 2006 - January 31, 2006	18,000	$28.30	—	81,273

February 1, 2006 - February 28, 2006	11,400	$30.00	—	81,273

March 1, 2006 - March 31, 2006	8,000	$30.55	—	81,273

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                                                                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on April 27, 2006. There were outstanding and entitled to vote at the Meeting 2,877,440 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,558,997 shares of Common Stock representing 88.93% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2006 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

Proposal 1
Robert N. Dusek	FOR:	2,266,649	PERCENT FOR:	88.58%
	WITHHELD:	292,348	PERCENT WITHHELD:	11.42%
Carl F. Gregory	FOR:	2,298,199	PERCENT FOR:	89.81%
	WITHHELD:	260,798	PERCENT WITHHELD:	10.19%

Proposal 2

Ratification of the appointment of Grant Thornton, LLP as independent auditor for the Company for the December 31, 2006 fiscal year.

FOR:	2,530,956	PERCENT FOR:	98.90%
AGAINST:	24,564	PERCENT AGAINST:	0.96%
ABSTAIN:	3,477	PERCENT ABSTAIN	0.14%

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) Exhibits
	31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kent C. Lufkin
Date:	May 12, 2006	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	May 12, 2006	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)