Form 10-Q
period 2006-06-30
TF FINANCIAL CORP
filed 2006-08-11
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

Large accelerated filer ☐                    Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 7, 2006

Class	Outstanding
$.10 par value common stock	2,870,485 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Unaudited June 30, 2006	Audited December 31, 2005
	(in thousands)
ASSETS
Cash and cash equivalents	$6,013	$3,821
Certificates of deposit in other financial institutions	40	40
Investment securities available for sale—at fair value	31,885	30,401
Investment securities held to maturity (fair value of $2,018 and $4,707 respectively)	2,017	4,690
Mortgage-backed securities available for sale—at fair value	69,019	83,511
Mortgage-backed securities held to maturity (fair value of $8,581 and $10,385, respectively)	8,591	10,177
Loans receivable, net (including loans held for sale of $16,763 and $68, respectively)	517,866	490,959
Federal Home Loan Bank stock—at cost	8,170	7,432
Accrued interest receivable	2,837	3,048
Premises and equipment, net	6,558	6,289
Core deposit intangible asset, net of accumulated amortization of $2,797 and $2,741, respectively	27	83
Goodwill	4,324	4,324
Other assets	16,787	16,064
TOTAL ASSETS	$674,134	$660,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$479,729	$470,521
Advances from the Federal Home Loan Bank	123,013	121,260
Advances from borrowers for taxes and insurance	2,271	1,915
Accrued interest payable	3,021	2,052
Other liabilities	3,227	2,443
Total liabilities	611,261	598,191

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2006 and December 31, 2005, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,695,199 and 2,714,173 shares outstanding at June 30, 2006 and December 31, 2005, respectively, net of shares in treasury 2,419,515 and 2,390,943 respectively	529	529
Retained earnings	63,232	61,610
Additional paid-in capital	52,422	53,048
Unearned restricted stock	—	(1,080)
Unearned ESOP shares	(1,753)	(1,849)
Treasury stock—at cost	(48,941)	(47,920)
Accumulated other comprehensive loss	(2,616)	(1,690)
Total stockholders’ equity	62,873	62,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$674,134	$660,839

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest income
Loans, including fees	$8,167	$6,703	$15,838	$13,174
Mortgage-backed securities	957	1,292	1,969	2,595
Investment securities	489	364	901	677
Interest-bearing deposits and other	14	12	22	22

TOTAL INTEREST INCOME	9,627	8,371	18,730	16,468

Interest expense
Deposits	2,560	1,831	4,808	3,367
Borrowings	1,388	966	2,736	1,897

TOTAL INTEREST EXPENSE	3,948	2,797	7,544	5,264

NET INTEREST INCOME	5,679	5,574	11,186	11,204
Provision for loan losses	60	150	150	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,619	5,424	11,036	10,904

Non-interest income
Service fees, charges and other operating income	647	669	1,319	1,309
Gain on sale of loans	29	8	38	30
Loss on sale of mortgage-backed securities available for sale	(51)	—	(51)	—

TOTAL NON-INTEREST INCOME	625	677	1,306	1,339

Non-interest expense
Employee compensation and benefits	2,683	2,303	5,322	4,694
Occupancy and equipment	694	640	1,398	1,301
Federal deposit insurance premium	15	16	30	33
Professional fees	135	211	347	437
Marketing and advertising	175	186	352	362
Other operating	571	553	1,166	1,179
Amortization of core deposit intangible asset	28	34	56	68

TOTAL NON-INTEREST EXPENSE	4,301	3,943	8,671	8,074

INCOME BEFORE INCOME TAXES	1,943	2,158	3,671	4,169

Income taxes	551	553	1,024	1,088

NET INCOME	$1,392	$1,605	$2,647	$3,081

Earnings per share—basic	$0.52	$0.59	$0.98	$1.12
Earnings per share—diluted	$0.51	$0.57	$0.98	$1.09
Dividends paid	$0.19	$0.18	$0.38	$0.36

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,647	$3,081
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	11	2
Deferred loan origination fees	(43)	(31)
Premiums and discounts on investment securities, net	33	42
Premiums and discounts on mortgage-backed securities, net	149	236
Premiums and discounts on loans, net	85	60
Discount on brokered deposits	5	—
Core deposit intangibles	56	68
Provision for loan losses	150	300
Depreciation of premises and equipment	472	468
Increase in value of bank-owned life insurance	(248)	(252)
Stock grant expense	181	—
Stock option expense	189	—
Stock-based benefit programs: ESOP	282	258
Tax benefit arising from stock compensation	102	110
Proceeds from sale of loans originated for sale	4,855	3,311
Origination of loans held for sale	(5,473)	(3,385)
(Gain)/loss on sale of
Mortgage loans available for sale	(38)	(30)
Mortgage-backed securities available for sale	51	—
Real estate acquired through foreclosure	(26)	—
Loss from mortgage loan derivatives	13	—
Income associated with forward loan sales	(13)	—
(Increase) decrease in
Accrued interest receivable	211	(90)
Other assets	(641)	(249)
Increase (decrease) in
Accrued interest payable	969	346
Other liabilities	682	789

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,661	5,034

INVESTING ACTIVITIES
Loan originations	(84,115)	(57,895)
Loan principal payments	55,153	35,484
Principal repayments on mortgage-backed securities held to maturity	1,583	2,377
Principal repayments on mortgage-backed securities available for sale	8,320	16,484
Proceeds from sale of loan participations	2,452	—
Purchases and (maturities) of certificates of deposit in other financial institutions, net	—	(2)
Purchase of investment securities available for sale	(1,917)	(5,985)
Purchase of mortgage-backed securities available for sale	—	(8,956)
Proceeds from maturities of investment securities held to maturity	2,673	—
Proceeds from the sale of mortgage-backed securities available for sale	4,971	—
(Purchase)/redemption of Federal Home Loan Bank stock	(738)	641
Purchase of premises and equipment	(741)	(437)
Proceeds from the sale of real estate acquired through foreclosure	726	—
NET CASH USED IN INVESTING ACTIVITIES	(11,633)	(18,289)

	For the six months ended
	June 30,
	2006	2005
	(in thousands)
FINANCING ACTIVITIES
Net increase in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	9,203	19,676
Net decrease in short-term Federal Home Loan Bank advances from Federal Home Loan Bank	(4,655)	(5,529)
Proceeds of long-term Federal Home Loan Bank advances	15,535	11,367
Repayment of long-term Federal Home Loan Bank advances	(9,127)	(7,455)
Net increase in advances from borrowers for taxes and insurance	356	358
Treasury stock acquired	(1,421)	(1,668)
Exercise of stock options	298	565
Common stock dividends paid	(1,025)	(989)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,164	16,325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,192	3,070

Cash and cash equivalents at beginning of period	3,821	7,900

Cash and cash equivalents at end of period	$6,013	$10,970

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$6,575	$4,918
Income taxes	$1,015	$60

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2006 (unaudited) and December 31, 2005 and for the six-month periods ended June 30, 2006 and 2005 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE 3 – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of net unrealized losses on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended June 30, 2006 and 2005 was $1,161,000 and $2,546,000, net of applicable income tax expense of $432,000 and $1,037,000, respectively. Total comprehensive income for the six-month periods ended June 30, 2006 and 2005 was $1,721,000 and $2,915,000, net of applicable income tax expense of $545,000 and $1,003,000, respectively.

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended June 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,392	2,695,094	$0.52
Effect of dilutive securities
Stock options	—	19,108	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,392	2,714,202	$0.51

	Six months ended June 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,647	2,696,236	$0.98
Effect of dilutive securities
Stock options	—	17,077	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,647	2,713,313	$0.98

There were options to purchase 21,018 shares of common stock at a price of $34.14 per share which were outstanding during the six months ended June 30, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

There were options to purchase 27,594 shares of common stock at a price of $34.14 per share which were outstanding during the the six months ended June 30, 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The options, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each option equals the market price of the Company’s stock on the date of the grant.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense included in net income related to stock options was $94,000, resulting in a tax benefit of $28,000, for the three months ended June 30, 2006. Stock-based compensation expense included in net income related to stock options was $189,000, resulting in a tax benefit of $57,000, for the six months ended June 30, 2006. Results for prior periods have not been restated. As of June 30, 2006, there was $927,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted average period of 29.8 months

Prior to 2006, the Company disclosed pro forma compensation expense quarterly and annually by calculating the stock option grant’s fair value using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. No stock-based compensation expense was reflected in net income in 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The tables below reflect the estimated impact the fair value method would have had on the Company’s net income and net income per share if SFAS 123R had been in effect for the three and six months ended June 30, 2005 (dollars in thousands except per share data):

Three months ended June 30, 2005
Net income
As reported	$1,605
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	15
Pro forma	$1,590

Basic earnings per share
As reported	$0.59
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01
Pro forma	$0.58

Diluted earnings per share
As reported	$0.57
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—
Pro forma	$0.57

Six months ended June 30, 2005
Net income
As reported	$3,081
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	34
Pro forma	$3,047

Basic earnings per share
As reported	$1.12
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	0.01
Pro forma	$1.11

Diluted earnings per share
As reported	$1.09
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	—
Pro forma	$1.09

Option activity under the Company’s stock option plan as of June 30, 2006 is as follows:

	2006
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at beginning of year	384,848	$23.18
Options granted	—	—
Options exercised	(19,832)	15.01
Options forfeited	(8,094)	29.66
Outstanding at end of quarter	356,922	$23.49	3.72	$1,913
Options exercisable at June 30, 2006	175,494	$18.21	3.20	$1,867

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the money options).

Stock options outstanding were 356,922 and 244,412 at June 30, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the six months ended ended June 30, 2006 and 2005 was $299,000 and $524,000, respectively. Exercise of stock option during the six months ended June 30, 2006 and 2005 resulted in cash receipts of $298,000 and $565,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 for the three months ended June 30, 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $108,000 and $96,000 for the three-month periods ended June 30, 2006 and 2005, respectively.

Stock-based compensation expense included in net income related to stock grants was $180,000 for the six months ended June 30, 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $215,000 and $204,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30
	2006	2005

Components of net periodic benefit cost
Service cost	$77	$78
Interest cost	52	53
Expected return on plan assets	(80)	(56)
Amortization of prior service cost	15	16
Recognized net actuarial (gain) loss	13	11

Net periodic benefit cost	$77	$102

	Six months ended June 30
	2006	2005

Components of net periodic benefit cost
Service cost	$154	$156
Interest cost	105	106
Expected return on plan assets	(161)	(103)
Amortization of prior service cost	31	32
Recognized net actuarial (gain) loss	26	22

Net periodic benefit cost	$155	$213

The employer contributions made for the six months ended June 30, 2006 and 2005 were $620,000 and $1,015,000, respectively.

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

Financial Position

The Company’s total assets at June 30, 2006 and December 31, 2005 were $674.1 million and $660.8 million, respectively, an increase of $13.3 million, or 2.0%, during the six-month period. Cash and cash equivalents increased by $2.2 million. Investment securities available for sale increased by $1.5 million due to purchases of $1.9 million of tax free municipal bonds offset by a $0.4 million reduction in the market value of investment securities available for sale. Investment securities held to maturity decreased by $2.7 million as a result of security maturities. Mortgage-backed securities available for sale decreased by $14.5 million due to sales of $5.0 million, principal repayments of $8.3 million, as well as a decrease in the market value of these securities and amortization of net premiums totaling $1.2 million. Mortgage-backed securities held to maturity decreased by $1.6 million as a result of principal repayments.

Loans receivable increased by $26.9 million during the first six months of 2006. Consumer and single-family residential mortgage loans of $41.6 million and commercial loans of $42.5 million were originated during the first six months of 2006. Principal repayments of loans receivable were $55.2 million and proceeds from sales of loan participations totaled $2.5 million in the first half of 2006. Additionally, the Company during June 2006 entered into an agreement to sell $16.0 million of previously purchased loans and, accordingly has reclassified these loans receivable as loans held for sale. Loans originated for sale during this period totaled $5.5 million, and there were $4.9 million in proceeds from the sale of these loans in the secondary market during this period. In June 2006, the Company sold for $0.7 million the sole parcel of foreclosed real estate owned at December 31, 2005.

Total liabilities increased by $13.1 million. Deposit balances increased by $9.2 million during the first six months of 2006. Savings, money market, interest-bearing, and non-interest bearing checking accounts decreased by a combined $31.8 million. Retail certificates of deposit increased by $29.3 million and broker originated deposits received during the second quarter of 2006 totaled $11.7 million. Advances from the Federal Home Loan Bank increased by $1.8 million due to a $15.5 million increase in long-term fixed rate advances, less scheduled amortization payments of $9.1 million and repayments of $4.6 million of short term advances.

Total consolidated stockholders’ equity of the Company was $62.9 million or 9.3% of total assets at June 30, 2006. During the first six months of 2006 the Company repurchased 48,404 shares of its common stock and issued 19,832 shares pursuant to the exercise of stock options. As of June 30, 2006, there were approximately 76,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first six months of 2006 and 2005, the Company’s provision for loan losses was $150,000 and $300,000, respectively. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first six months of 2006.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005

Non-performing loans	$1,314	$1,588	$724
Ratio of non-performing loans to gross loans	0.25%	0.32%	0.16%
Ratio of non-performing loans to total assets	0.19%	0.24%	0.11%
Foreclosed property	$—	$700	$700
Foreclosed property to total assets	—%	0.11%	0.11%
Ratio of total non-performing assets to total assets	0.19%	0.35%	0.22%
Ratio of allowance for loan losses to total loans	0.54%	0.54%	0.53%
Ratio of allowance for loan losses to non-performing loans	212.18%	166.31%	172.75%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2006	2005
Beginning balance, January 1,	$2,641	$2,307
Provision	150	300
Less: charge-off’s (recoveries), net	3	147
Ending balance, June 30,	2,788	2,460

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Net Income. The Company recorded net income of $1,392,000, or $0.51 per diluted share, for the three months ended June 30, 2006 as compared to net income of $1,605,000, or $0.57 per diluted share, for the three months ended June 30, 2005.

Average Balance Sheet

The following table sets forth information (dollars in thousands) relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at-or for the three-month periods indicated.

	June 30,
	2006			2005
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$512,542	$8,167	6.39%	$457,289	$6,703	5.88%
Mortgage-backed securities	82,311	957	4.66%	112,939	1,292	4.59%
Investment securities(2)	41,703	583	5.61%	35,635	441	4.96%
Other interest-earning assets(3)	999	14	5.62%	2,368	12	2.03%
Total interest-earning assets	637,555	9,721	6.12%	608,231	8,448	5.57%
Non interest-earning assets	35,757			36,599
Total assets	$673,312			$644,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$467,570	2,560	2.20%	$466,679	1,831	1.57%
Advances from the FHLB	135,399	1,388	4.11%	111,734	966	3.47%
Total interest-bearing liabilities	602,969	3,948	2.63%	578,413	2,797	1.94%
Non interest-bearing liabilities	7,963			6,331
Total liabilities	610,932			584,744
Stockholders’ equity	62,380			60,086
Total liabilities and stockholders’ equity	$673,312			$644,830
Net interest income		$5,773			$5,651
Interest rate spread(4)			3.49%			3.63%
Net yield on interest-earning assets(5)			3.63%			3.73%
Ratio of average interest-earning assets to average interest- bearing liabilities			1.06%			1.05%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $94,000 and $77,000 for the quarters ended June 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30,
	2006 vs. 2005 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$851	$613	$1,464
Mortgage-backed securities	(476)	141	(335)
Investment securities (1)	81	61	142
Other interest-earning assets	(41)	43	2
Total interest-earning assets	415	858	1,273
Interest expense:
Deposits	4	725	729
Advances from the FHLB	225	197	422
Total interest-bearing liabilities	229	922	1,151
Net change in net interest income	$186	$(64)	$122

(1)

Tax equivalent adjustments to interest on investment securities were $94,000 and $77,000 for the quarters ended June 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $1.3 million or 15.1% to $9.7 million for the quarter ended June 30, 2006 compared with the second quarter of 2005 primarily because of a $55.3 million increase in average loans outstanding combined with an increase of 51 basis points on the average yield on these loans. The yield on both existing loans and new loans added to the portfolio increased during the intervening period in part due to eight, 25 basis point increases in the Bank’s prime rate during the period June 30, 2005 through June 30, 2006 corresponding to identical increases in the federal funds interest rate of the Federal Reserve Bank. At June 30, 2006, the Bank had approximately $78.7 million in loans that are indexed to the prime rate primarily consisting of construction loans and commercial and consumer lines of credit. Interest income from mortgage-backed securities was lower in the second quarter of 2006 in comparison to the same period of 2005 due to the reduction of balances maintained in mortgage-backed securities.

Total Interest Expense. Total interest expense increased by $1.2 million to $3.9 million during the three-month period ended June 30, 2006 as compared with the second quarter of 2005. During 2005 and the first half of 2006, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. In addition, the Company had during the second quarter of 2006 but not during the second quarter of 2005, $31.7 million of deposits that have interest rates tied to the change in the federal funds rate. As a result, the average rate paid on deposits increased by 63 basis points. Interest on advances from the Federal Home Loan Bank increased by $0.4 million during the second quarter of 2006 versus the second quarter of 2005 as a result of a $23.7 million increase in the average balance of borrowings as well as an increase of 64 basis points in the cost of these funds due, generally, to the amortization of lower cost advances and the higher cost of new advances.

Non-interest income. Total non-interest income was $625,000 for the three-month period ended June 30, 2006 compared with $677,000 for the same period in 2005. Loan prepayment penalties and other loan fees collected during the second quarter of 2006 were lower by $99,000 as compared with the same quarter in 2005. In contrast, overdraft fees collected on deposit accounts increased $19,000 between the two periods. Loss on the sale of mortgage-backed securities in the second quarter of 2006 was $51,000 while there was no such sale in the second quarter of 2005. Gain on the sale of property acquired through foreclosure was $26,000 during the second quarter of 2006. Additionally, the Company recognized $25,000 of non-interest income related to real estate held for development during the second quarter of 2006. Net gain on the sale of loans totaled $29,000 during the second quarter of 2006 while the gain during the second quarter of 2005 totaled $8,000.

Non-interest expense. Total non-interest expense increased by $358,000 to $4.3 million for the three months ended June 30, 2006 compared to the same period in 2005. Stock-based compensation expense related to stock grants and the recognition of option expense associated with the new accounting standard SFAS 123R, “Share-Based Payment” amounted to $185,000 for the second quarter of 2006 while there was no such expense for the second quarter of 2005. In addition, compensation and other benefit expenses were higher by $195,000 due to staffing related to the Girard Avenue branch which opened in June 2005 as well as staffing and annual salary increases. Office and occupancy costs increased $54,000 between the two quarters mainly as a result of office and occupancy costs associated with the Girard Avenue branch. Professional fees incurred during the second quarter of 2006 decreased over fees incurred during the second quarter of 2005 as technology-related initiatives were completed during 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Income. The Company recorded net income of $2,647,000, or $0.98 per diluted share, for the six months ended June 30, 2006 as compared to net income of $3,081,000, or $1.09 per diluted share, for the six months ended June 30, 2005.

Average Balance Sheet

The following table sets forth information (dollars in thousands) relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at-or for the six-month periods indicated.

	June 30,
	2006			2005
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$505,475	$15,838	6.32%	$451,983	$13,174	5.88%
Mortgage-backed securities	86,868	1,969	4.57%	115,861	2,595	4.52%
Investment securities(2)	41,670	1,089	5.27%	34,256	820	4.83%
Other interest-earning assets(3)	697	22	6.37%	1,755	22	2.53%
Total interest-earning assets	634,710	18,918	6.01%	603,855	16,611	5.55%
Non interest-earning assets	34,790			34,870
Total assets	$669,500			$638,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$464,156	4,808	2.09%	$461,028	3,367	1.47%
Advances from the FHLB	135,656	2,736	4.07%	111,810	1,897	3.42%
Total interest-bearing liabilities	599,812	7,544	2.54%	572,838	5,264	1.85%
Non interest-bearing liabilities	7,256			5,703
Total liabilities	607,068			578,541
Stockholders’ equity	62,432			60,184
Total liabilities and stockholders’ equity	$669,500			$638,725
Net interest income		$11,374			$11,347
Interest rate spread(4)			3.47%			3.69%
Net yield on interest-earning assets(5)			3.61%			3.80%
Ratio of average interest-earning assets to average interest- bearing liabilities			106%			105%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $188,000 and $143,000 for the six months ended June 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30,
	2006 vs. 2005 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,631	$1,033	$2,664
Mortgage-backed securities	(717)	91	(626)
Investment securities (1)	189	80	269
Other interest-earning assets	(38)	38	—
Total interest-earning assets	1,065	1,242	2,307
Interest expense:
Deposits	23	1,418	1,441
Advances from the FHLB	445	394	839
Total interest-bearing liabilities	468	1,812	2,280
Net change in net interest income	$597	$(570)	$27

(1)

Tax equivalent adjustments to interest on investment securities were $188,000 and $143,000 for the six months ended June 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $2.3 million or 13.9% to $18.9 million for the six months ended June 30, 2006 compared with the first half of 2005 primarily because of a $53.5 million increase in average loans outstanding combined with an increase of 44 basis points on the average yield on these loans. The yield on both existing loans and new loans added to the portfolio increased during the intervening period in part due to eight, 25 basis point increases in the Bank’s prime rate during the period June 30, 2005 through June 30, 2006 corresponding to identical increases in the federal funds interest rate of the Federal Reserve Bank.  At June 30, 2006, the Bank had approximately $78.7 million in loans that are indexed to the prime rate primarily consisting of construction loans and commercial and consumer lines of credit. Interest income from mortgage-backed securities was lower in the first six months of 2006 in comparison to the same period of 2005 due to the reduction of balances maintained in mortgage-backed securities.

Total Interest Expense. Total interest expense increased by $2.3 million to $7.5 million during the six-month period ended June 30, 2006 as compared with the first half of 2005. During 2005 and the first half of 2006, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. In addition, the Company had during 2006 but not during 2005, $31.7 million of deposits that have interest rates tied to the change in the federal funds rate.  As a result, the average rate paid on deposits increased by 62 basis points. Interest on advances from the Federal Home Loan Bank increased by $0.8 million during the first six months of 2006 versus the first six months of 2005 as a result of a $23.8 million increase in the average balance of borrowings as well as an increase of 65 basis points in the cost of these funds due, generally, to the amortization of lower cost advances and the higher cost of new advances.

Non-interest income. Total non-interest income was $1,306,000 for the six-month period ended June 30, 2006 compared with $1,339,000 for the same period in 2005. Loss on the sale of mortgage-backed securities was $51,000 during the first six months of 2006 while there was no such sale during 2005. Loan prepayment and other loan-related charges decreased $108,000 in the first half of 2006 versus the first half of 2005. Overdraft deposit fees increased $52,000 during the same period. Gain on the sale of property acquired through foreclosure was $26,000 during 2006 while there was no such disposition in 2005. Additionally, the Company recognized $25,000 of non-interest income related to real estate held for development during the second quarter of 2006.

Non-interest expense. Total non-interest expense increased by $597,000 to $8.7 million for the six months ended June 30, 2006 compared to the same period in 2005. Stock-based compensation expense related to stock grants and the recognition of option expense associated with the new accounting standard SFAS 123R, “Share-Based Payment” amounted to $370,000 for the first half of 2006 while there was no such expense for the first half of 2005. In addition, compensation and other benefit expenses were higher by $258,000 due to staffing related to the Girard Avenue branch which opened in June 2005 as well as annual salary and other staffing increases. Office and occupancy costs increased $97,000 between the two periods mainly as a result of office and occupancy costs associated with the Girard Avenue branch. Professional fees incurred during the first six months of 2006 decreased over fees incurred during the same period of 2005 as technology-related initiatives were completed during 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six-month period ended June 30, 2006 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2006, the Company had commitments outstanding under letters of credit of $1.8 million, commitments to originate loans of $29.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $62.7 million. At June 30, 2006, the Bank had $18.8 million outstanding commitments to sell loans and commitments to purchase investment securities of $0.5 million. There has been no material change during the six months ended June 30, 2006 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2006.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,788,000 at June 30, 2006.

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

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies FASB 109, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. Additionally, if past administrative practices and precedents of the taxing authority are widely understood, those practices and precedents should be considered in an entity’s assessment of the more-likely-than-not criterion. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Management does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. on the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended June 30, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2006 - April 30, 2006	—	$—	—	81,273

May 1, 2006 - May 31, 2006	5,504	$30.24	—	81,273

June 1, 2006 - June 30, 2006	5,500	$28.72	5,500	75,773

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) Exhibits
	31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kent C. Lufkin
Date:	August 11, 2006	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	August 11, 2006	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)