Form 10-Q
period 2006-09-30
TF FINANCIAL CORP
filed 2006-11-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

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

Large accelerated filer ☐                    Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: October 30, 2006

Class	Outstanding
$.10 par value common stock	2,871,493 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Unaudited September 30, 2006	Audited December 31, 2005
	(in thousands)
ASSETS
Cash and cash equivalents	$6,492	$3,821
Certificates of deposit in other financial institutions	40	40
Investment securities available for sale—at fair value	34,471	30,401
Investment securities held to maturity (fair value of $1,681 and $4,707 respectively)	1,676	4,690
Mortgage-backed securities available for sale—at fair value	66,614	83,511
Mortgage-backed securities held to maturity (fair value of $8,124 and $10,385, respectively)	8,038	10,177
Loans receivable, net (including loans held for sale of $660 and $68, respectively)	500,029	490,959
Federal Home Loan Bank stock—at cost	7,534	7,432
Accrued interest receivable	2,782	3,048
Premises and equipment, net	6,477	6,289
Core deposit intangible asset, net of accumulated amortization of $2,824 and $2,741, respectively	—	83
Goodwill	4,324	4,324
Other assets	16,300	16,064
TOTAL ASSETS	$654,777	$660,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$470,398	$470,521
Advances from the Federal Home Loan Bank	111,366	121,260
Advances from borrowers for taxes and insurance	1,284	1,915
Accrued interest payable	3,761	2,052
Other liabilities	2,581	2,443
Total liabilities	589,390	598,191

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2006 and December 31, 2005, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,700,121 and 2,714,173 shares outstanding at September 30, 2006 and December 31, 2005, respectively, net of shares in treasury 2,418,630 and 2,390,943, respectively	529	529
Retained earnings	64,131	61,610
Additional paid-in capital	52,787	53,048
Unearned restricted stock	—	(1,080)
Unearned ESOP shares	(1,712)	(1,849)
Treasury stock—at cost	(48,923)	(47,920)
Accumulated other comprehensive loss	(1,425)	(1,690)
Total stockholders’ equity	65,387	62,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$654,777	$660,839

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest income
Loans, including fees	$8,243	$7,032	$24,081	$20,206
Mortgage-backed securities	872	1,135	2,841	3,730
Investment securities	453	383	1,354	1,060
Interest-bearing deposits and other	43	20	65	42

TOTAL INTEREST INCOME	9,611	8,570	28,341	25,038

Interest expense
Deposits	2,949	2,052	7,757	5,419
Borrowings	1,144	935	3,880	2,832

TOTAL INTEREST EXPENSE	4,093	2,987	11,637	8,251

NET INTEREST INCOME	5,518	5,583	16,704	16,787
Provision for loan losses	—	150	150	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,518	5,433	16,554	16,337

Non-interest income
Service fees, charges and other operating income	661	632	1,980	1,941
Gain on sale of loans	152	110	190	140
Loss on sale of mortgage-backed securities available for sale	—	—	(51)	—

TOTAL NON-INTEREST INCOME	813	742	2,119	2,081

Non-interest expense
Employee compensation and benefits	2,693	2,322	8,015	7,016
Occupancy and equipment	772	651	2,170	1,952
Federal deposit insurance premium	15	15	45	48
Professional fees	128	211	475	648
Marketing and advertising	176	191	528	553
Other operating	559	660	1,725	1,839
Amortization of core deposit intangible asset	27	34	83	102

TOTAL NON-INTEREST EXPENSE	4,370	4,084	13,041	12,158

INCOME BEFORE INCOME TAXES	1,961	2,091	5,632	6,260

Income taxes	549	546	1,573	1,634

NET INCOME	$1,412	$1,545	$4,059	$4,626

Earnings per share—basic	$0.52	$0.57	$1.50	$1.69
Earnings per share—diluted	$0.52	$0.55	$1.49	$1.64
Dividends paid	$0.19	$0.18	$0.57	$0.54

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$4,059	$4,626
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	23	3
Deferred loan origination fees	(151)	(44)
Premiums and discounts on investment securities, net	49	59
Premiums and discounts on mortgage-backed securities, net	201	354
Premiums and discounts on loans, net	129	85
Discount on brokered deposits	12	—
Core deposit intangibles	83	102
Provision for loan losses	150	450
Provision for decline in market value of MSR’s	5	—
Depreciation of premises and equipment	708	713
Increase in value of bank-owned life insurance	(373)	(377)
Stock grant expense	271	—
Stock option expense	287	—
Stock-based benefit programs: ESOP	402	376
Tax benefit arising from stock compensation	102	110
Proceeds from sale of loans originated for sale	8,380	7,388
Origination of loans held for sale	(8,911)	(7,160)
(Gain) loss on the sale of
Mortgage loans available for sale	(60)	(57)
Mortgage-backed securities available for sale	51	—
Real estate acquired through foreclosure	(29)	—
Mortgage loans held to maturity	(130)	(83)
Income from mortgage loan derivatives	(1)	—
Loss associated with forward loan sales	3	—
(Increase) decrease in
Accrued interest receivable	266	(2)
Other assets	(731)	(259)
Increase in
Accrued interest payable	1,709	661
Other liabilities	138	834

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,642	7,779

INVESTING ACTIVITIES
Loan originations	(101,166)	(118,330)
Loan principal payments	71,412	86,718
Principal repayments on mortgage-backed securities held to maturity	2,133	3,506
Principal repayments on mortgage-backed securities available for sale	11,754	23,254
Proceeds from loan sales	16,251	1,108
Proceeds from sale of loan participations	5,027	—
(Purchases) and maturities of certificates of deposit in other financial institutions, net	—	(2)
Purchase of investment securities available for sale	(3,795)	(10,821)
Purchase of mortgage-backed securities available for sale	—	(8,956)
Proceeds from maturities of investment securities held to maturity	3,018	1,280
Proceeds from the sale of mortgage-backed securities available for sale	4,971	—
Purchase of Federal Home Loan Bank stock	(102)	(273)

	For the nine months ended
	September 30,
	2006	2005
	(in thousands)

Proceeds from the sale of real estate acquired through foreclosure	729	—
Purchase of premises and equipment	(896)	(869)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	9,336	(23,385)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	(135)	4,983
Net increase (decrease) in short-term Federal Home Loan Bank advances	(11,436)	6,499
Proceeds of long-term Federal Home Loan Bank advances	15,535	16,367
Repayment of long-term Federal Home Loan Bank advances	(13,993)	(11,303)
Net decrease in advances from borrowers for taxes and insurance	(631)	(548)
Treasury stock acquired	(1,421)	(1,773)
Exercise of stock options	312	602
Common stock dividends paid	(1,538)	(1,479)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(13,307)	13,348

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,671	(2,258)

Cash and cash equivalents at beginning of period	3,821	7,900

Cash and cash equivalents at end of period	$6,492	$5,642

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$9,928	$7,590
Income taxes	$1,415	$910

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2006 (unaudited) and December 31, 2005 and for the nine-month periods ended September 30, 2006 and 2005 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE 3 — CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of net unrealized losses on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended September 30, 2006 and 2005 was $2,603,000 and $506,000, net of applicable income tax expense of $1,163,000 and $11,000 respectively. Total comprehensive income for the nine-month periods ended September 30, 2006 and 2005 was $4,324,000 and $3,421,000, net of applicable income tax expense of $1,708,000 and $1,014,000, respectively.

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended September 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,412	2,698,490	$0.52
Effect of dilutive securities
Stock options	—	21,858	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,412	2,720,348	$0.52

	Nine months ended September 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$4,059	2,697,629	$1.50
Effect of dilutive securities
Stock options	—	18,972	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$4,059	2,716,601	$1.49

There were options to purchase 20,768 shares of common stock at a price of $34.14 per share which were outstanding during the nine months ended September 30, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

There were options to purchase 41,284 shares of common stock at a weighted average price of $32.00 per share which were outstanding during the nine months ended September 30, 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The options, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each option equals the market price of the Company’s stock on the date of the grant.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense included in net income related to stock options was $98,000, resulting in a tax benefit of $29,000, for the three months ended September 30, 2006. Stock-based compensation expense included in net income related to stock options was $287,000, resulting in a tax benefit of $86,000, for the nine months ended September 30, 2006. Results for prior periods have not been restated. As of September 30, 2006, there was $909,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted average period of 27.5 months

Prior to 2006, the Company disclosed pro forma compensation expense quarterly and annually by calculating the stock option grant’s fair value using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. No stock-based compensation expense related to stock options was reflected in net income in 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The tables below reflect the estimated impact the fair value method would have had on the Company’s net income and net income per share if SFAS 123R had been in effect for the three and nine months ended September 30, 2005 (dollars in thousands except per share data):

Three months ended September 30, 2005	Net income	Basic earnings per share	Diluted earnings per share
As reported	$1,545	$0.57	$0.55
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	17	0.01	—
Pro forma	$1,528	$0.56	$0.55

Nine months ended September 30, 2005
As reported	$4,626	$1.69	$1.64
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	51	0.02	—
Pro forma	$4,575	$1.67	$1.64

Option activity under the Company’s stock option plan as of September 30, 2006 is as follows:

	2006
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2006	384,848	$23.18
Options granted	11,000	27.20
Options exercised	20,717	15.07
Options forfeited	8,509	29.69
Outstanding at September 30, 2006	366,622	$23.61	3.56	$2,577
Options exercisable at September 30, 2006	179,391	$18.48	3.33	$2,181

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the money options).

Stock options outstanding were 366,622 and 255,138 at September 30, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $311,000 and $549,000, respectively. Exercise of stock options during the nine months ended September 30, 2006 and 2005 resulted in cash receipts of $312,000 and $602,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 for the three months ended September 30, 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $88,000 and $91,000 for the three-month periods ended September 30, 2006 and 2005, respectively.

Stock-based compensation expense included in net income related to stock grants was $271,000 for the nine months ended September 30, 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $303,000 and $295,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30
	2006	2005

Components of net periodic benefit cost
Service cost	$77	$78
Interest cost	53	53
Expected return on plan assets	(81)	(56)
Amortization of prior service cost	16	16
Recognized net actuarial (gain) loss	12	11

Net periodic benefit cost	$77	$102

	Nine months ended September 30
	2006	2005

Components of net periodic benefit cost
Service cost	$231	$234
Interest cost	158	159
Expected return on plan assets	(242)	(159)
Amortization of prior service cost	47	48
Amortization of transition obligation (asset)	—	—
Recognized net actuarial (gain) loss	38	33

Net periodic benefit cost	$232	$315

The employer contributions made for the nine months ended September 30, 2006 and 2005 were $620,000 and $1,015,000, respectively. It is the policy of the Company to fund the maximum amount allowable under the individual aggregate cost method to the extent deductible under existing federal income tax regulations. The Company expects to make a contribution of $1.3 million prior to year-end.

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

Financial Position

The Company’s total assets at September 30, 2006 and December 31, 2005 were $654.8 million and $660.8 million, respectively, a decrease of $6.0 million, or 0.9%, during the nine-month period. Cash and cash equivalents increased by $2.7 million. Investment securities available for sale increased by $4.1 million due to purchases of $3.8 million of tax free municipal bonds and a $0.3 million increase in the market value of investment securities available for sale. Investment securities held to maturity decreased by $3.0 million as a result of security maturities. Mortgage-backed securities available for sale decreased by $16.9 million due to sales of $5.0 million, principal repayments of $11.8 million, and amortization of net premiums totaling $0.2 million offset by an increase in the market value of these securities of $0.1 million. Mortgage-backed securities held to maturity decreased by $2.1 million as a result of principal repayments.

Loans receivable increased by $9.1 million during the first nine months of 2006. Consumer and single-family residential mortgage loans of $49.9 million and commercial loans of $51.3 million were originated during the first nine months of 2006. Principal repayments of loans receivable were $71.4 million and proceeds from sales of loan participations totaled $5.0 million in the first nine months of 2006. Additionally, the Company sold $16.3 million of previously purchased loans. Loans originated for sale during this period totaled $8.9 million, and there were $8.4 million in proceeds from the sale of these loans in the secondary market during this period. In June 2006, the Company sold for $0.7 million the sole parcel of foreclosed real estate owned at December 31, 2005.

Total liabilities decreased by $8.8 million. Deposit balances decreased by $0.1 million during the first nine months of 2006. Savings, money market, interest-bearing, and non-interest bearing checking accounts decreased by a combined $43.4 million. Retail certificates of deposit increased by $31.6 million and broker originated deposits received during the second quarter of 2006 totaled $11.7 million. Advances from the Federal Home Loan Bank decreased by $9.9 million due to scheduled amortization payments of $14.0 million and repayments of $11.4 million of short term advances offset by a $15.5 million increase in long-term fixed rate advances,.

Total consolidated stockholders’ equity of the Company was $65.4 million or 10.0% of total assets at September 30, 2006. During the first nine months of 2006 the Company repurchased 48,404 shares of its common stock and issued 20,717 shares pursuant to the exercise of stock options. As of September 30, 2006, there were approximately 76,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first nine months of 2006 and 2005, the Company’s provision for loan losses was $150,000 and $450,000, respectively. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first nine months of 2006.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005

Non-performing loans	$1,131	$1.588	$570
Ratio of non-performing loans to gross loans	0.22%	0.32%	0.12%
Ratio of non-performing loans to total assets	0.17%	0.24%	0.09%
Foreclosed property	$0	$700	$700
Foreclosed property to total assets	N/A	0.11%	0.11%
Ratio of total non-performing assets to total assets	0.17%	0.35%	0.20%
Ratio of allowance for loan losses to total loans	0.56%	0.54%	0.53%
Ratio of allowance for loan losses to non-performing loans	248.45%	166.31%	176.12%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2006	2005
Beginning balance, January 1,	$2,641	$2,307
Provision	150	450
Less: charge-off’s (recoveries), net	(19)	249
Ending balance, September 30,	2,810	2,508

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income. The Company recorded net income of $1,412,000, or $0.52 per diluted share, for the three months ended September 30, 2006 as compared to net income of $1,545,000, or $0.55 per diluted share, for the three months ended September 30, 2005.

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

	September 30,
	2006			2005
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$501,012	$8,243	6.53%	$465,712	$7,032	5.99%
Mortgage-backed securities	75,620	872	4.57%	104,148	1,135	4.32%
Investment securities(2)	41,957	555	5.25%	39,553	466	4.67%
Other interest-earning assets(3)	2,987	43	5.71%	2,631	20	3.02%
Total interest-earning assets	621,576	9,713	6.20%	612,044	8,653	5.61%
Non interest-earning assets	35,058			33,179
Total assets	$656,634			$645,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$471,556	2,949	2.48%	$473,801	2,052	1.72%
Advances from the FHLB	114,070	1,144	3.98%	104,918	935	3.54%
Total interest-bearing liabilities	585,626	4,093	2.77%	578,719	2,987	2.05%
Non interest-bearing liabilities	7,297			6,469
Total liabilities	592,923			585,188
Stockholders’ equity	63,711			60,035
Total liabilities and stockholders’ equity	$656,634			$645,223
Net interest income		$5,620			$5,666
Interest rate spread(4)			3.43%			3.56%
Net yield on interest-earning assets(5)			3.59%			3.67%
Ratio of average interest-earning assets to average interest- bearing liabilities			106%			106%

(1)             Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)             Tax equivalent adjustments to interest on investment securities were $102,000 and $83,000 for the quarters ended September 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September 30,
	2006 vs. 2005 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$555	$656	$1,211
Mortgage-backed securities	(649)	386	(263)
Investment securities (1)	29	60	89
Other interest-earning assets	3	20	23
Total interest-earning assets	(62)	1,122	1,060
Interest expense:
Deposits	(67)	964	897
Advances from the FHLB	86	123	209
Total interest-bearing liabilities	19	1,087	1,106
Net change in net interest income	$(81)	$35	$(46)

(1)             Tax equivalent adjustments to interest on investment securities were $102,000 and $83,000 for the quarters ended September 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $1.1 million or 12.3% to $9.7 million for the quarter ended September 30, 2006 compared with the third quarter of 2005 primarily because of a $35.3 million increase in average loans outstanding combined with an increase of 54 basis points on the average yield on these loans. The yield on both existing loans and new loans added to the portfolio increased during the intervening period in part due to six, 25 basis point increases in the Bank’s prime rate during the period September 30, 2005 through September 30, 2006 corresponding to identical increases in the federal funds interest rate of the Federal Reserve Bank. At September 30, 2006, the Bank had approximately $73.2 million in loans that are indexed to the prime rate primarily consisting of construction loans and commercial and consumer lines of credit. Interest income from mortgage-backed securities was lower in the third quarter of 2006 in comparison to the same period of 2005 due to the reduction of balances maintained in mortgage-backed securities.

Total Interest Expense. Total interest expense increased by $1.1 million to $4.1 million during the three-month period ended September 30, 2006 as compared with the third quarter of 2005. During 2005 and the first nine months of 2006, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. In addition, the Company had during the third quarter of 2006 but not during the third quarter of 2005, $24.7 million of certificates of deposit that have interest rates tied to the change in the federal funds rate. As a result, the average rate paid on deposits increased by 76 basis points. Interest on advances from the Federal Home Loan Bank increased by $0.2 million during the third quarter of 2006 versus the third quarter of 2005 as a result of a $9.2 million increase in the average balance of borrowings as well as an increase of 44 basis points in the cost of these funds due, generally, to the amortization of lower cost advances and the higher cost of new advances.

Non-interest income. Total non-interest income was $813,000 for the three-month period ended September 30, 2006 compared with $742,000 for the same period in 2005. The Company recognized $25,000 of non-interest income related to real estate held for development during the third quarter of 2006. Net gain on the sale of previously purchased portfolio loans totaled $130,000 during the third quarter of 2006 while the gain associated with the sale of the credit card portfolio in the third quarter of 2005 was $83,000.

Non-interest expense. Total non-interest expense increased by $286,000 to $4.4 million for the three months ended September 30, 2006 compared to the same period in 2005. Stock-based compensation expense related to stock grants and the recognition of option expense associated with the new accounting standard SFAS 123R, “Share-Based Payment” amounted to $188,000 for the third quarter of 2006 while there was no such expense for the third quarter of 2005. In addition, compensation and other benefit expenses were higher by $183,000 due to staffing and annual salary increases. Office and occupancy costs increased $121,000 between the two quarters mainly as a result of costs associated with the relocation and renovations of the Feasterville branch as well as the new branch opened in Girard during 2005. In addition, costs associated with technology-related maintenance well as higher utilities costs contributed to the overall increase. Professional fees declined $83,000 in the third quarter of 2006 over the third quarter of 2005 which included employment recruitment fees as well as expenses associated with technology-related compliance work which was completed in 2005. Other operating expenses decreased by $101,000 in the third quarter of 2006 versus the third quarter of 2005 mainly due to $50,000 of deposit losses incurred in 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income. The Company recorded net income of $4,059,000, or $1.49 per diluted share, for the nine months ended September 30, 2006 as compared to net income of $4,626,000, or $1.64 per diluted share, for the nine months ended September 30, 2005.

Average Balance Sheet

The following table sets forth information (dollars in thousands) relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, at-or for the nine-month periods indicated.

	September 30,
	2006			2005
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$503,971	$24,081	6.39%	$456,596	$20,206	5.92%
Mortgage-backed securities	83,107	2,841	4.57%	111,914	3,730	4.46%
Investment securities(2)	41,767	1,644	5.26%	36,041	1,286	4.77%
Other interest-earning assets(3)	1,469	65	5.92%	2,050	42	2.74%
Total interest-earning assets	630,314	28,631	6.07%	606,601	25,264	5.57%
Non interest-earning assets	34,851			34,313
Total assets	$665,165			$640,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$466,652	7,757	2.22%	$465,333	5,419	1.56%
Advances from the FHLB	128,381	3,880	4.04%	109,487	2,832	3.46%
Total interest-bearing liabilities	595,033	11,637	2.61%	574,820	8,251	1.92%
Non interest-bearing liabilities	7,269			5,961
Total liabilities	602,302			580,781
Stockholders’ equity	62,863			60,133
Total liabilities and stockholders’ equity	$665,165			$640,914
Net interest income		$16,994			$17,013
Interest rate spread(4)			3.46%			3.65%
Net yield on interest-earning assets(5)			3.60%			3.76%
Ratio of average interest-earning assets to average interest- bearing liabilities			106%			106%

(1)             Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)             Tax equivalent adjustments to interest on investment securities were $290,000 and $226,000 for the nine months ended September 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30,
	2006 vs. 2005 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,191	$1,684	$3,875
Mortgage-backed securities	(1,041)	152	(889)
Investment securities (1)	217	141	358
Other interest-earning assets	(21)	44	23
Total interest-earning assets	1,346	2,021	3,367
Interest expense:
Deposits	15	2,323	2,338
Advances from the FHLB	530	518	1,048
Total interest-bearing liabilities	545	2,841	3,386
Net change in net interest income	$801	$(820)	$(19)

(1)             Tax equivalent adjustments to interest on investment securities were $290,000 and $226,000 for the nine months ended September 30, 2006 and 2005, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $3.4 million or 13.3% to $28.6 million for the nine months ended September 30, 2006 compared with the first nine months of 2005 primarily because of a $47.4 million increase in average loans outstanding combined with an increase of 47 basis points on the average yield on these loans. The yield on both existing loans and new loans added to the portfolio increased during the intervening period in part due to six, 25 basis point increases in the Bank’s prime rate during the period September 30, 2005 through September 30, 2006 corresponding to identical increases in the federal funds interest rate of the Federal Reserve Bank.  At September 30, 2006, the Bank had approximately $73.2 million in loans that are indexed to the prime rate primarily consisting of construction loans and commercial and consumer lines of credit. Interest income from mortgage-backed securities was lower in the first nine months of 2006 in comparison to the same period of 2005 due to the reduction of balances maintained in mortgage-backed securities.

Total Interest Expense. Total interest expense increased by $3.4 million to $11.6 million during the nine-month period ended September 30, 2006 as compared with the first nine months of 2005. During 2005 and the first nine months of 2006, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. In addition, the Company had during 2006 but not during 2005, $24.7 million of certificates of deposit that have interest rates tied to the change in the federal funds rate.  As a result, the average rate paid on deposits increased by 66 basis points. Interest on advances from the Federal Home Loan Bank increased by $1.0 million during the first nine months of 2006 versus the first nine months of 2005 as a result of a $18.9 million increase in the average balance of borrowings as well as an increase of 58 basis points in the cost of these funds due, generally, to the amortization of lower cost advances and the higher cost of new advances.

Non-interest income. Total non-interest income was $2,119,000 for the nine-month period ended September 30, 2006 compared with $2,081,000 for the same period in 2005. Loss on the sale of mortgage-backed securities was $51,000 during the first nine months of 2006 while there was no such loss during 2005. Loan prepayment and other loan-related charges decreased $112,000 in the first nine months of 2006 versus the first nine months of 2005. Overdraft deposit fees increased $58,000 during the same period. Gain on the sale of property acquired through foreclosure was $29,000 during 2006 while there was no such gain in 2005. The Company recognized $50,000 of non-interest income related to real estate held for development during 2006. Additionally, net gain on the sale of previously purchased portfolio loans totaled $130,000 during the third quarter of 2006 while the gain associated with the sale of the credit card portfolio in the third quarter of 2005 was $83,000.

Non-interest expense. Total non-interest expense increased by $883,000 to $13.0 million for the nine months ended September 30, 2006 compared to the same period in 2005. Stock-based compensation expense related to stock grants and the recognition of option expense associated with the new accounting standard SFAS 123R, “Share-Based Payment” amounted to $558,000 for the first nine months of 2006 while there was no such expense during 2005. In addition, compensation and other benefit expenses were higher by $441,000 due to staffing related to the Girard Avenue branch which opened in June 2005 as well as annual salary and other staffing increases. Office and occupancy costs increased $218,000 between the two periods as a result of office and occupancy costs associated with the relocated and renovated Feasterville branch and the new Girard Avenue branch. Additionally, rising expenses associated with depreciation expenses of recent renovations, technology-related maintenance, and utility expenses also contributed to the overall increase. Professional fees incurred during the first nine months of 2006 decreased over fees incurred during the same period of 2005 as technology-related initiatives were completed during 2005. Other operating expenses decreased $114,000 mainly due to $50,000 of deposit losses incurred in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine-month period ended September 30, 2006 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2006, the Company had commitments outstanding under letters of credit of $1.4 million, commitments to originate loans of $17.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $63.7 million. At September 30, 2006, the Bank had $1.9 million outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2006 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2006.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,810,000 at September 30, 2006.

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

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of SFAS

No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related disclosures.  SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. The Company is currently evaluating the impact the adoption of SAB No. 108 will have on its consolidated financial statements. Because the Company is not aware of any material misstatement, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                               The following table provides information on repurchases by the Company of its common stock in each month for the three months ended September 30, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1, 2006 — July 31, 2006	—	$—	—	75,773

August 1, 2006 — August 31, 2006	—	—	—	75,773

September 1, 2006 - September 30, 2006	—	—	—	75,773

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

/s/ Kent C. Lufkin
Date:	November 13, 2006	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	November 13, 2006	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)