Form 10-K
period 2006-12-31
TF FINANCIAL CORP
filed 2007-03-29
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2006, was $58.5 million (2,870,485 shares at $28.85 per share).

As of March 19, 2007 there were outstanding 2,928,005 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.                  Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006. (Parts I, II and IV)

2.                  Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

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

Item 1.                            Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering for 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2006, the Company had total assets of $653 million, total liabilities of $587 million and stockholders’ equity of $66 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2006 the Bank operated fifteen branch offices in Bucks and

Philadelphia counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2006, one-to-four family residential mortgage loans totaled $268 million or 55% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $82 million or 13% of total assets invested in mortgage-backed securities and $35 million or 5% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank, and Teragon Financial Corporation which holds a 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P. During 2006, Teragon Financial Corporation was granted approval by the state of Pennsylvania to conduct business as an insurance agency.

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

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2006 the Company’s share of deposits in each of the counties in which it operates was as follows:

County, State	Market Share for Entire County	Market Share for ZIP Codes Including Company Branches
Philadelphia, Pennsylvania	0.5%	10.9%
Bucks, Pennsylvania	1.6%	6.2%
Mercer, New Jersey	0.8%	4.6%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of conventional adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to-four family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2006, the Bank’s mortgage loans outstanding were $396 million, of which $268 million were secured by first mortgages on one-to-four family residential property.  Of the one-to-four family residential mortgage loans outstanding at that date, 19% were ARM’s and 81% were fixed-rate loans.  Total ARM loans in the Bank’s residential mortgage portfolio at December 31, 2006 amounted to $51 million or 11% of total loans.  At that same date, commercial real estate and multi-family residential loans totaled $94 million, and construction loans totaled $35 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $50 million or 10% of total loans outstanding at December 31, 2006, of which $47 million consisted of home equity and second mortgage loans. At that same date commercial business loans and leases totaled $40 million or 8% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans held for investment:
Mortgage loans:
One-to-four family	$266,789	54.91%	$289,678	58.76%	$283,965	64.08%	$276,849	68.22%	$227,953	61.33%
Commercial real estate and multi-family	93,607	19.26	89,489	18.15	83,559	18.86	74,109	18.26	85,493	23.00
Construction	34,944	7.19	24,888	5.04	10,286	2.32	6,591	1.62	12,026	3.23
Total mortgage loans	395,340	81.36	404,055	81.95	377,810	85.26	357,549	88.10	325,472	87.56
Consumer loans:
Home equity and second mortgage	46,864	9.65	37,479	7.60	29,522	6.66	25,199	6.21	25,480	6.87
Other consumer	3,206	0.66	2,836	0.58	4,384	0.99	6,532	1.61	10,490	2.82
Total consumer and other loans	50,070	10.31	40,315	8.18	33,906	7.65	31,731	7.82	35,970	9.69
Commercial loans and leases:
Commercial loans	40,458	8.33	48,471	9.83	30,543	6.90	15,185	3.74	8,005	2.15
Commercial leases	36	—	186	0.04	857	0.19	1,371	0.34	2,246	0.60
Total commercial loans and leases	40,494	8.33	48,657	9.87	31,400	7.09	16,556	4.08	10,251	2.75
Total loans	485,904	100.00%	493,027	100.00%	443,116	100.00%	405,836	100.00%	371,693	100.00%
Less:
Unearned discount, (premium), deferred loan fees, net	(531)		(505)		(706)		(924)		(446)
Allowance for loan losses	2,865		2,641		2,307		2,111		2,047
Total loans, held for investment, net	$483,570		$490,891		$441,515		$404,649		$370,092
Loans held for sale:
Mortgage loans:
One-to-four family	$969	100.00%	$68	100.00%	$680	100.00%	—	—%	—	—%
Total loans held for sale	$969	100.00%	$68	100.00%	$680	100.00%	—	—%	—	—%

Mortgage-backed securities held-to-maturity:
FHLMC	$2,297	29.84%	$3,161	31.06%	$5,195	34.87%	$8,407	35.58%	$21,870	40.10%
FNMA	3,084	40.07	3,969	39.00	5,182	34.77	7,205	30.49	11,781	21.60
GNMA	2,316	30.09	3,040	29.87	4,516	30.31	8,007	33.88	18,278	33.40
Real estate investment mortgage conduit	—	—	7	0.07	7	0.05	11	0.05	2,519	4.60
Other mortgage-backed securities	—	—	—	—	—	—	—	—	144	0.30
Total mortgage-backed and related securities held-to-maturity	$7,697	100.00%	$10,177	100.00%	$14,900	100.00%	$23,630	100.00%	$54,592	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$7,888	10.61%	$9,686	11.60%	$6,614	6.38%	$8.525	7.98%	$699	0.60%
FNMA	10,330	13.90	12,173	14.58	15,108	14.58	18,385	17.22	11,878	10.30
Real estate investment mortgage conduit	56,120	75.49	61,652	73.82	81,888	79.04	79,864	74.80	102,666	89.10
Total mortgage-backed and related securities available-for-sale	$74,338	100.00%	$83,511	100.00%	$103,610	100.00%	$106,774	100.00%	$115,243	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s loan and mortgage-backed securities portfolios based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2007, are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/07 - 12/31/07	Due 1/1/08 - 12/31/11	Due After 12/31/11
	(In thousands)
Available for sale:
Mortgage-backed securities	$1,478	$86	$72,774
Loans receivable	—	—	969
Total	$1,478	$86	$73,743

Held to Maturity:
One-to-four family	$148	$4,912	$261,729
Commercial real estate and multi-family	3,807	10,450	79,350
Construction	25,821	9,123	—
Consumer and other	1,172	5,355	43,543
Commercial loans and leases	26,587	5,395	8,512
Total loans receivable	57,535	35,235	393,134
Mortgage-backed securities	144	451	7,102
Total	$57,679	$35,686	$400,236

The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2007, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Available for sale:
Mortgage-backed securities	$72,860	$—
Loans	969	—
Total	$73,829	$—

Held to Maturity:
One-to-four family	$215,162	$51,479
Commercial real estate and multi-family	7,166	82,634
Construction	—	9,123
Consumer and other	32,950	15,948
Commercial loans and leases	11,363	2,544
Total loans receivable	266,641	161,728
Mortgage-backed securities	7,513	40
Total	$274,154	$161,768

One-to-Four Family Mortgage Lending.  The Bank offers first mortgage loans secured by one-to-four family residences in the Bank’s lending area.  Typically, such residences are single-family homes that serve as the primary residence of the owner.  The Bank generally originates and invests in one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property.  Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance is typically required.

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

The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly.  Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions.  The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank’s standard underwriting guidelines for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines. The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FHLMC and FNMA while retaining the servicing rights on these loans. The Bank also brokers a small portion of its loan closings to correspondents. However, the Bank is primarily a portfolio lender.  As of December 31, 2006, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $23 million.

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

Commercial Real Estate and Multi-Family Lending.  The Bank originates loans secured by commercial real estate including non-owner occupied residential multi-family dwelling units (more than four units) primarily secured by professional office buildings and apartment complexes. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan.  Currently, it is the Bank’s philosophy to originate commercial real estate and multi-family loans primarily on properties in its general market area.  The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates for terms of up to 25 years.  The Bank’s current policy is to originate commercial real estate and multi-family loans as ARM’s that amortize over a 20 to 25 year period and either have a scheduled interest rate reset, or are callable by the Bank after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2006, the five largest commercial real estate and multi-family loans totaled $24 million with no single loan larger than $6 million.  At December 31, 2006, all such loans were current and the properties securing such loans are in the Bank’s market area.

Construction Lending.  At December 31, 2006, the Bank had $35 million of construction loans or 7% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. At December 31, 2006, the five largest construction loans totaled $18 million with no single loan larger than $5 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $50 million or 10% of the Bank’s total loan portfolio at December 31, 2006.  The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is considered.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.  At December 31, 2006, $68,000 or 0.1% of the Bank’s consumer loans were delinquent more than 90 days, compared to $141,000 or 0.05% of residential one-to-four family loans.

The Bank offers second mortgage loans on one-to-four family residences.  At December 31, 2006, second mortgage and home equity loans totaled $47 million, or 10% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years.  Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to-four family residential loans.

Business Lending.  The Bank makes commercial business loans only on a secured or guaranteed basis.  The terms of these loans generally do not exceed five years. These loans can have floating interest rates which adjust with changes in market interest rates, usually the prime rate, or have a fixed rate related to their term to maturity.  The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing.  The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2006, the Bank had approximately $40 million outstanding in commercial business loans, which represented approximately 8% of its total loan portfolio. At December 31, 2006, the five largest commercial business loans totaled $14 million with no single loan larger than $4 million.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Approval authority ranges from $5,000 to $750,000 for secured loans, and $5,000 to $100,000 for unsecured loans. Members of an in-house loan committee comprising four senior members of management approve all loans over $500,000. Any two members may combine their lending authority. The committee has the authority to approve secured loans up to $2.5 million and unsecured loans up to $200,000. All loans greater than $2.5 million through $5 million require the approval of a Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5 million must be approved by the Bank’s Board of Directors.

One-to-four family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested.  An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  An independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction and funds are advanced only for work in place.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans in excess of $200,000.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.  For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums. The Bank does not engage in sub-prime or “no-doc” style lending.

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $9.2 million as of December 31, 2006.

At December 31, 2006, the Bank’s five largest aggregate lending relationships had balances ranging from $6.3 to $7.4 million.  At December 31, 2006, all of these loans were current.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities.  Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2006, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) ($10.2 million), Government National Mortgage Association (“GNMA”), ($2.3 million) Federal National Mortgage Association (“FNMA”) ($13.4 million), and real estate mortgage investment conduits formed by these same agencies (“REMICs”) ($56.1 million).

At December 31, 2006, the amortized cost of mortgage-backed securities totaled $83.9 million, or 13% of total assets, and the market value of such securities totaled approximately $82.1 million.

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

	At December 31,
	2006	2005	2004
	(In thousands)
Held to maturity:
GNMA-fixed rate	$2,316	$3,040	$4,516
FHLMC ARMs	40	44	65
FHLMC-fixed rate	2,257	3,117	5,130
FNMA-fixed rate	3,084	3,969	5,182
REMICs	—	7	7
Total mortgage-backed securities held to maturity	$7,697	$10,177	$14,900
Available-for-sale:
FHLMC	$7,888	$9,686	$6,614
FNMA	10,330	12,173	15,108
REMICs	56,120	61,652	81,888
Total mortgage-backed securities available-for-sale	$74,338	$83,511	$103,610

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2006.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Contractual Held To Maturity Maturities Due	WAC	Contractual Available -For-Sale Maturities Due	WAC
	(Dollars in thousands)
Less than 1 year	$144	7.16%	$1,478	4.05%
1 to 3 years	298	7.59	86	7.18
3 to 5 years	153	6.81	—	—
5 to 10 years	106	7.43	29,210	4.75
10 to 20 years	—	—	24,219	4.63
Over 20 years	6,996	6.20	19,345	4.42
Total mortgage-backed securities	$7,697	6.30%	$74,338	4.62%

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

On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2006 the Bank used third-party servicers to service $24.9 million in mortgage loans, including one servicer that serviced $17 million. Please see Item 3. Legal Proceedings for additional information regarding this servicer.  All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

Non-performing assets

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family	$141	$392	$536	$1,549	$1,013
Commercial real estate and multi-family	61	877	23	296	1,677
Consumer and other	68	170	84	135	245
Commercial loans and leases	1,840	150	317	368	887
Total non-accrual loans	2,110	1,589	960	2,348	3,822

Real estate owned, net	—	700	700	868	84
Total non-performing assets	$2,110	$2,289	$1,660	$3,216	$3,906
Total non-accrual loans to loans	0.43%	0.32%	0.22%	0.58%	1.03%
Total non-accrual loans to total assets	0.32%	0.24%	0.15%	0.39%	0.53%
Total non-performing assets to total assets	0.32%	0.35%	0.26%	0.53%	0.54%

At December 31, 2006, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

At December 31, 2006, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table.  “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances for OTS purposes represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  However, when an insured institution classifies all or a portion of a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances.  A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2006.

At December 31, 2006
(In thousands)

Special mention assets	$36
Substandard	3,186
Doubtful assets	—
Loss	—
Total classified assets	$3,222

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

In establishing reserves, a specific reserve is established for loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. In addition, a reserve is assigned based upon qualitative and quantitative risk factors which are inherent in segments of the loan portfolio.

Although the allowance has been allocated to determine the appropriateness of the reserve, the total allowance is available to absorb any and all losses from any segment of the loan portfolio. At December 31, 2006, management believes that the allowance for loan loss is at an acceptable level.

The following table sets forth information with respect to the Bank’s allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$2,641	$2,307	$2,111	$2,047	$1,972
Provision for loan losses	150	540	600	330	988
Charge-offs:
One-to-four family	—	—	—	(16)	(13)
Commercial and multi-family real estate loans	—	—	(112)	—	—
Consumer and other loans	(55)	(122)	(186)	(219)	(303)
Commercial loans and leases	(1)	(286)	(161)	(322)	(625)
Recoveries:
One-to-four family	—	—	—	—	3
Consumer and other loans	65	39	55	36	25
Commercial loans and leases	65	163	—	255	—
Balance at end of year	$2,865	$2,641	$2,307	$2,111	$2,047

Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	0.04%	0.09%	0.07%	0.25%
Ratio of allowance for loan losses to non-performing loans at the end of the period	135.8%	166.3%	240.3%	89.9%	53.6%
Ratio of allowance for loan losses to loans receivable at the end of the period	0.59%	0.54%	0.52%	0.52%	0.55%
Ratio of allowance for loan losses and foreclosed real estate to total non-performing assets at the end of the period	135.8%	115.4%	139.0%	65.6%	52.4%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$332	54.9%	$154	58.8%	$176	64.1%	$277	68.2%	$119	61.3%
Commercial real estate and multi-family	665	19.3	1,010	18.2	1,035	18.8	1,230	18.3	1,021	23.0
Construction	621	7.2	738	5.0	121	2.3	109	1.6	90	3.2
Consumer and other loans	248	10.3	115	8.2	554	7.7	246	7.8	271	9.7
Commercial loans and leases	999	8.3	624	9.8	421	7.1	249	4.1	546	2.8
Total allowance	$2,865	100.0%	$2,641	100.0%	$2,307	100.0%	$2,111	100.0%	$2,047	100.0%

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

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s investments at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Interest-earning deposits	$6,860	$6,860	$177	$177	$252	$252

Investment securities held-to-maturity:
State and political subdivisions	$677	$681	$1,015	$1,036	$1,326	$1,395
Corporate debt securities	—	—	3,675	3,671	5,701	5,793
Total	$677	$681	$4,690	$4,707	$7,027	$7,188

Securities available-for-sale:
U.S. government and agency obligations	$5,990	$5,911	$5,982	$5,880	$2,978	$2,958
State and political subdivisions	24,406	24,429	20,844	20,563	13,704	13,675
Corporate debt securities	4,003	3,982	4,002	3,958	1,000	992
Equities	150	202	—	—	—	—
Total	$34,549	$34,524	$30,828	$30,401	$17,682	$17,625

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2006.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities(1)
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)
Equities	$150	—%	$—	—%	$—	—%	$—	—%	$150	—%	$202
U.S. government agency	3,000	4.27	2,990	3.40	—	—	—	—	5,990	3.83	5,911
Municipal obligations	—	—	1,923	5.59	12,008	5.11	11,152	5.61	25,083	5.37	25,110
Corporate obligations	3,003	3.91	1,000	4.64	—	—	—	—	4,003	4.09	3,982
Total	$6,153	3.99%	$5,913	4.32%	$12,008	5.11%	$11,152	5.61%	$35,226	4.94%	$35,205

(1)             Includes $34.5 million of U.S. government agency, municipal and corporate obligations which are carried as available-for-sale at December 31, 2006.  Investment securities available-for-sale are carried at fair value.

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $32 million or 6.6% consist of IRA, Keogh or SEP retirement accounts at December 31, 2006.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2006, core deposits amounted to 59% of total deposits.

During 2005, the Bank introduced a floating-rate certificate of deposit, which has an interest rate that adjusts according to adjustments in the prime rate. At December 31, 2006 there were $10.2 million of these floating rate certificates of deposit. In 2006, the Bank obtained $11.7 million in broker-originated deposits.

The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. The Bank does not have significant amount of deposits from outside its market area. Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2006			2005			2004
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts	$51,272	10.72	0.48%	$52,319	11.12	0.47%	$54,887	11.93	0.47%
Money market accounts	62,914	13.16	3.21	79,666	16.93	2.72	42,496	9.24	1.00
Non-interest-bearing checking accounts	36,991	7.74	0.00	37,138	7.89	0.00	32,636	7.10	0.00
Total transaction accounts	151,177	31.62		169,123	35.94		130,019	28.27

Passbook accounts	131,359	27.48	2.21	151,725	32.25	1.11	182,945	39.78	0.98

Certificates of deposit	195,551	40.90	4.35	149,673	31.81	3.29	146,939	31.95	2.42
Total deposits	$478,087	100.00%	2.86%	$470,521	100.00%	2.39%	$459,903	100.00%	1.31%

At December 31, 2006, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$4,205
Over three through six months	14,903
Over six through 12 months	11,277
Over 12 months	12,014
Total	$42,399

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

	At December 31,
	2006	2005	2004
	(Dollars in thousands)

FHLB advances	$101,701	$121,260	$102,747

Weighted average interest rate	3.93%	3.79%	3.32%

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum balance of FHLB advances	$ 148,538	$ 123,908	$ 108,078
Weighted average balance of FHLB advances	$ 124,013	$ 111,628	$ 91,660
Weighted average interest rate of FHLB advances	4.02%	3.52%	3.21%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2006, the Bank was authorized to invest up to approximately $13 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2006, the Bank had two wholly-owned subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2006, the Bank had $128 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2006 the Bank had an investment of $74,000 in Teragon. During 2006, Teragon Financial Corporation was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and expects to receive a modest amount of insurance commissions in the future.

Personnel

As of December 31, 2006, the Company had 176 full-time and 26 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) implemented legislative reforms intended to address corporate and accounting fraud and improve public company reporting. The Securities and Exchange Commission (the “SEC”) has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

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

QTL Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

Bank Regulation

General. As a federally chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Company. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a combined fund, called the Deposit Insurance Fund; (ii) the current $100 thousand deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250 thousand per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special on-time assessment credit it will receive during 2007.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in on of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well capitalized institutions with the CAMEL ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of it s long term debt. Institutions in Risk Categories II, III, and IV will be assessed at annual rates of 10, 28 and 43 basis points respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates which are determined quarterly averaged 0.128% of insured deposits in fiscal 2006.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2006, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2006, the Bank was in compliance with its QTL requirement with 73% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.55% of its advances outstanding from the FHLB plus 0.55% of its unused borrowing capacity. At December 31, 2006, the Bank had $7.1 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2006, the Bank’s total transaction accounts required a reserve level of $251,000 which was offset by the Bank’s vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window,” but

Federal Reserve policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2006.

Item 1A.                 Risk Factors

If the allowance for loan losses is inadequate, earnings will be reduced as the reserve is replenished. The establishment of the allowance for loan losses is based on a high degree of judgment and estimation. At December 31, 2006 the allowance was $2.9 million or 0.59% of the loans receivable balance of $487 million. Several factors could render the reserve inadequate, possibly over a short period of time: a single large loss, a severe and sustained economic downturn in the markets in which the Company’s loans are located, and a general decline in real estate values. These factors could produce charges to the allowance in excess of the amount provided. Replenishing the reserve would reduce earnings.

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

Insider control and provisions in the Company’s charter and by-laws can be a deterrent to a sale of the Company. As of December 31, 2006 insiders control approximately 22% of the voting power of the Company’s stockholders. In addition, there are provisions in the Company’s charter and by-laws that can have the effect of making it difficult for a dissident shareholder or other party to force a sale of the Company.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2006, the Bank operated from its administrative offices and fifteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $744,000.

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

On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006.  On March 2, 2007 the bankruptcy filing was converted to a  Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee, and the Company does not expect a material loss to result from the ultimate resolution of this matter.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                          Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Stock Market Information” in the Registrant’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	—	—	—	75,773

November 1, 2006 - November 30, 2006	10,500	$31.27	—	75,773

December 1, 2006 - December 31, 2006	—	$—	—	75,773

Item 6.                          Selected Financial Data

The above-captioned information appears under the section captioned “Selected Financial and Other Data” in the Registrant’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in the Registrant’s 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 8.                          Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2006 Annual Report to Stockholders are incorporated herein by reference.

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

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal 1 - Election of Directors — General Information and Nominees” and “— Biographical Information” and “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing such functions. The Code of Ethics can be obtained without charge by sending a written request to the Corporate Secretary, TF Financial Corporation, 3 Penns Trail, Newtown, Pennsylvania 18940.

Item 11.                   Executive Compensation

The information relating to executive compensation is incorporated herein by reference to the information contained under the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	365,734	$23.62	44,617
Equity compensation plans not approved by shareholders	—	—	—
TOTAL	365,734	$23.62	44,617

(1)             Plans approved by stockholders include: TF Financial Corporation 1997 Stock Option Plan, and TF Financial Corporation 2005 Stock-Based Incentive Plan.

                           For information regarding the material features of these plans, see Notes A9 and I2 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

Item 13.                   Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the information contained under the section captioned “Additional Information About Directors and Executive Officers — Certain Relationships and Related Transactions and Director Independence” in the Registrant’s Proxy Statement.

Item 14.                   Principal Accounting Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Principal Accounting Firm Fees” in the Registrant’s Proxy Statement.

PART IV

Item 15.                   Exhibits and Financial Statements

(a)                                  The following documents are filed as a part of this report:

(1)           The following financial statements and the report of the independent auditor of the Company included in the Company’s 2006 Annual Report to Stockholders are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2006 and 2005
Consolidated Statements of Income For the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

 (a)          The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (2)
10.3	Severance Agreement with Kent C. Lufkin (3)
10.4	Severance Agreement with Floyd P. Haggar (3)
10.5	Severance Agreement with Dennis R. Stewart (4)
10.6	TF Financial Corporation 1997 Stock Option Plan (5)
10.7	Severance Agreement with Robert N. Dusek (6)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (7)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.10	Employment Agreement with John R. Stranford (8)
10.11	TF Financial Corporation Incentive Compensation Plan (9)
10.12	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
10.13	Severance Agreement with Elizabeth Kaspern
13.0	2006 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TF FINANCIAL CORPORATION

Dated: March 28, 2007	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of Dated: March 28, 2007.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer		Executive Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

By:	/s/ Carl F. Gregory	By:	/s/ Robert N. Dusek
	Carl F. Gregory		Robert N. Dusek
	Director		Chairman of the Board

By:	/s/ Dennis L. McCartney	By:	/s/ George A. Olsen
	Dennis L. McCartney		George A. Olsen
	Director		Director

By:	/s/ Albert M. Tantala, Sr.	By:	/s/ John R. Stranford
	Albert M. Tantala, Sr.		John R. Stranford
	Director		Director