Form 10-Q
period 2007-03-31
TF FINANCIAL CORP
filed 2007-05-11
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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

Large accelerated filer ☐                   Accelerated filer ☐                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 6, 2007

Class	Outstanding
$.10 par value common stock	2,928,128 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2007	Audited December 31, 2006
	(in thousands)
ASSETS
Cash and cash equivalents	$9,891	$12,364
Certificates of deposit in other financial institutions	40	40
Investment securities available for sale—at fair value	30,752	34,524
Investment securities held to maturity (fair value of $682 and $681 respectively)	677	677
Mortgage-backed securities available for sale—at fair value	76,989	74,338
Mortgage-backed securities held to maturity (fair value of $7,259 and $7,788, respectively)	7,136	7,697
Loans receivable, net held for investment	496,518	483,570
Loans, held for sale	626	969
Federal Home Loan Bank stock—at cost	6,651	7,130
Accrued interest receivable	2,873	3,030
Premises and equipment, net	6,387	6,544
Goodwill	4,324	4,324
Bank-owned life insurance	15,422	15,274
Other assets	3,310	2,122
TOTAL ASSETS	$661,596	$652,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$484,698	$478,087
Advances from the Federal Home Loan Bank	101,504	101,701
Advances from borrowers for taxes and insurance	1,803	1,866
Accrued interest payable	3,925	3,177
Other liabilities	2,198	2,133
Total liabilities	594,128	586,964

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2007 and December 31, 2006, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,759,254 and 2,702,845 shares outstanding at March 31, 2007 and December 31, 2006, respectively, net of shares in treasury 2,361,872 and 2,415,766 respectively	529	529
Retained earnings	65,922	65,075
Additional paid-in capital	52,896	52,700
Unearned ESOP shares	(1,678)	(1,703)
Treasury stock—at cost	(48,383)	(48,980)
Accumulated other comprehensive loss	(1,818)	(1,982)
Total stockholders’ equity	67,468	65,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$661,596	$652,603

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
	(in thousands, except per share data)
	2007	2006
Interest income
Loans, including fees	$7,779	$7,671
Mortgage-backed securities	933	1,012
Investment securities	434	412
Interest-bearing deposits and other	67	8

TOTAL INTEREST INCOME	9,213	9,103

Interest expense
Deposits	3,230	2,248
Borrowings	979	1,348

TOTAL INTEREST EXPENSE	4,209	3,596

NET INTEREST INCOME	5,004	5,507
Provision for loan losses	—	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,004	5,417

Non-interest income
Service fees, charges and other operating income	547	550
Bank-owned life insurance	148	122
Gain on sale of loans	54	9
Other income	777	—

TOTAL NON-INTEREST INCOME	1,526	681

Non-interest expense
Compensation and benefits	2,668	2,639
Occupancy and equipment	692	704
Professional fees	224	212
Marketing and advertising	163	177
Other operating	843	638

TOTAL NON-INTEREST EXPENSE	4,590	4,370

INCOME BEFORE INCOME TAXES	1,940	1,728

Income taxes	542	473

NET INCOME	$1,398	$1,255
Earnings per share—basic	$0.51	$0.47
Earnings per share—diluted	$0.51	$0.46
Dividends paid	$0.20	$0.19

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,398	$1,255
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	10	4
Deferred loan origination fees	(28)	(14)
Premiums and discounts on investment securities, net	21	17
Premiums and discounts on mortgage-backed securities, net	22	101
Premiums and discounts on loans, net	36	44
Discount on wholesale deposits	7	—
Core deposit intangibles	—	28
Provision for loan losses	—	90
Provision for decrease in fair value of mortgage servicing rights	3	—
Depreciation of premises and equipment	226	247
Increase in value of bank-owned life insurance	(148)	(122)
Stock grant expense	90	91
Stock option expense	99	94
Stock-based benefit programs: ESOP	77	141
Proceeds from sale of loans originated for sale	4,613	1,263
Origination of loans held for sale	(4,286)	(1,704)
Tax benefit arising from stock compensation	363	—
Gain on sale of
Mortgage loans available for sale	(54)	(9)
Expense from mortgage loan derivatives	3	13
Income associated with forward loan sales	(2)	(15)
(Increase) decrease in
Accrued interest receivable	157	420
Other assets	(1,221)	(710)
Increase (decrease) in
Accrued interest payable	748	760
Other liabilities	65	(49)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,199	1,945

INVESTING ACTIVITIES
Loan originations	(37,875)	(44,303)
Loan principal payments	24,922	24,614
Principal repayments on mortgage-backed securities held to maturity	559	728
Principal repayments on mortgage-backed securities available for sale	2,470	3,925
Proceeds from sale of loan participations	—	2,452
Purchase of investment securities available for sale	(771)	(981)
Purchase of mortgage-backed securities available for sale	(4,869)	—
Proceeds from maturities of investment securities held to maturity	4,500	2,673
Redemption (purchases) of Federal Home Loan Bank stock, net	479	(806)
Purchase of premises and equipment	(69)	(197)
NET CASH USED IN INVESTING ACTIVITIES	(10,654)	(11,895)

	For the three months ended March 31,
	2007	2006
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	6,604	(6,263)
Net increase in short-term Federal Home Loan Bank advances from Federal Home Loan Bank	4,759	7,130
Proceeds of long-term Federal Home Loan Bank advances	—	15,535
Repayment of long-term Federal Home Loan Bank advances	(4,956)	(4,305)
Net decrease in advances from borrowers for taxes and insurance	(63)	(66)
Treasury stock acquired	(1,553)	(1,096)
Exercise of stock options	1,742	124
Common stock dividends paid	(551)	(515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,982	10,544

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,473)	594

Cash and cash equivalents at beginning of period	12,364	3,821

Cash and cash equivalents at end of period	$9,891	$4,415

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and advances from Federal Home Loan Bank	$3,461	$2,836
Income taxes	$180	$65

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2007 (unaudited) and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2006, was $58.5 million (2,027,416 shares at $28.85 per share).

NOTE 3 — CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of net unrealized losses on investment securities and mortgage-backed securities available for sale. Total comprehensive income for the three-month periods ended March 31, 2007 and 2006 was $1,562,000 and $560,000, net of applicable income tax expense of $628,000 and $115,000 respectively.

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended March 31, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,398	2,751,158	$0.51
Effect of dilutive securities
Stock options	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,398	2,751,158	$0.51

There were 20,638 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the first quarter of 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended March 31, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	1,255	2,698,547	$0.47
Effect of dilutive securities
Stock options	—	12,968	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,255	2,711,515	$0.46

There were 24,226 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the first quarter of 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. There was $909,000 and $1,021,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan at March 31, 2007 and 2006, respectively. That cost is expected to be recognized over a weighted average period of 21.2 months and 32.3 months at March 31, 2007 and 2006, respectively.

Stock-based compensation expense included in net income related to stock options was $99,000 and $94,000, resulting in a tax benefit of $29,000 and $28,000, for the three months ended March 31, 2007 and 2006, respectively.

Option activity under the Company’s stock option plan as of March 31, 2007 and 2006 is as follows:

	2007
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2007	365,734	$23.62
Options granted	—	—
Options exercised	(105,453)	16.52
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2007	260,281	$26.49	4.37	$1,044
Options exercisable at March 31, 2007	130,451	$24.38	4.18	$798

	2006
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2006	384,848	$23.18
Options granted	—	—
Options exercised	(8,106)	15.28
Options forfeited	(1,217)	27.53
Options expired	—	—
Outstanding at March 31, 2006	375,525	$23.34	3.90	$2,501
Options exercisable at March 31, 2006	189,086	$18.11	2.36	$2,248

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1,069,000 and $119,000, respectively. Exercise of stock options during the three months ended March 31, 2007 and 2006 resulted in cash receipts of $1,742,000 and $124,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 and $91,000 for the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $61,000 and $107,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31
	2007	2006

Components of net periodic benefit cost
Service cost	84	$77
Interest cost	53	53
Expected return on plan assets	(100)	(81)
Amortization of prior service cost	12	16
Recognized net actuarial (gain) loss	15	12

Net periodic benefit cost	$64	$77

The employer contribution made for the three months ended March 31, 2007 and 2006 was $1,107,000 and $620,000, respectively.

NOTE 8- NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, , the Financial Accounting Standards Board (FASB) Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Application of this issue has not made a material impact on the financial statements.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company is subject to income taxes in the U.S. federal jurisdiction, and the states of Pennsylvania and New Jersey. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the results operations or financial condition of the Company.

In February 2007, FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides an opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”.  Although the Company has decided against early adoption, the Company will adopt SFAS No. 159 and does not anticipate any material impact on its consolidated financial statements.

NOTE 9- RECLASSIFICATIONS

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

Financial Position

The Company’s total assets at March 31, 2007 and December 31, 2006 were $661.6 million and $652.6 million, respectively, an increase of $9.0 million, or 1.4%, during the three-month period. Cash and cash equivalents decreased by $2.5 million. Investment securities available for sale decreased by $3.8 million due to maturities of agency and corporate notes totaling $4.5 million offset by purchases of $0.8 million of tax-exempt municipal bonds, as well as an increase in the market value of these securities. Mortgage-backed securities available for sale increased by $2.7 million due to $4.9 million of purchases as well as an increase in the market value of these securities of $0.3 million net of $2.5 million in principal repayments received. Mortgage-backed securities held to maturity decreased by $0.6 million as a result of principal repayments.

Loans receivable increased by $12.9 million for the first quarter of 2007. Consumer and single-family residential mortgage loans of $17.1 million and commercial loans of $20.8 million were originated during the first quarter of 2007. Principal repayments of loans receivable were $24.9 million. Loans originated for sale during the first quarter of 2007 totaled $4.3 million, and there were $4.6 million in proceeds from the sale loans in the secondary market during this period.

Total liabilities increased by $7.2 million. Deposit balances increased by $6.6 million during the first three months of 2007. Savings, and money market accounts increased by a combined $6.1 million while interest-bearing and non-interest checking accounts decreased $3.0 million during the quarter. Certificates of deposit increased by $3.5 million in the first quarter of 2007. Advances from the Federal Home Loan Bank decreased by $0.2 million, a result of a $4.8 million increase of short-term advances, less scheduled amortization payments of $5.0 million.

Total consolidated stockholders’ equity of the Company was $67.5 million or 10.2% of total assets at March 31, 2007. During the first quarter of 2007 the Company repurchased 51,559 shares of its common stock and issued 105,453 shares pursuant to the exercise of stock options. As of March 31, 2007, there were approximately 76,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the first quarter of 2007 and 2006, the Company’s provision for loan losses was $0 and $90,000, respectively. Management of the Company believes that there has not been any significant deterioration in its asset quality during the first quarter of 2007.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006

Non-performing loans	$2,783	$2,110	$1,570
Ratio of non-performing loans to gross loans	0.57%	0.59%	0.31%
Ratio of non-performing loans to total assets	0.42%	0.32%	0.23%
Foreclosed property	$—	$—	$700
Foreclosed property to total assets	—%	—%	0.10%
Ratio of total non-performing assets to total assets	0.42%	0.32%	0.34%
Ratio of allowance for loan losses to total loans	0.58%	0.59%	0.53%
Ratio of allowance for loan losses to non-performing loans	103.13%	135.78%	173.12%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2007	2006
Beginning balance, January 1,	$2,865	$2,641
Provision	—	90
Less: charge-off’s (recoveries), net	(5)	13
Ending balance, March 31,	2,870	2,718

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net Income. The Company recorded net income of $1,398,000, or $0.51 per diluted share, for the three months ended March 31, 2007 as compared to net income of $1,255,000, or $0.46 per diluted share, for the three months ended March 31, 2006.

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

	March 31,
	2007			2006
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$487,698	$7,779	6.47%	$498,329	$7,671	6.24%
Mortgage-backed securities	80,637	933	4.69%	91,476	1,012	4.49%
Investment securities(2)	41,282	544	5.34%	41,638	506	4.93%
Other interest-earning assets(3)	5,983	67	4.54%	781	8	4.15%
Total interest-earning assets	615,600	9,323	6.14%	632,224	9,197	5.90%
Non interest-earning assets	34,076			33,424
Total assets	$649,676			$665,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	476,374	3,230	2.75%	460,705	2,248	1.98%
Advances from the FHLB	99,270	979	4.00%	135,916	1,348	4.02%
Total interest-bearing liabilities	575,644	4,209	2.97%	596,621	3,596	2.44%
Non interest-bearing liabilities	7,917			6,542
Total liabilities	583,561			603,163
Stockholders’ equity	66,115			62,485
Total liabilities and stockholders’ equity	$649,676			$665,648
Net interest income		$5,114			$5,601
Interest rate spread(4)			3.18%			3.46%
Net yield on interest-earning assets(5)			3.37%			3.59%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			106%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $110,000 and $94,000 for the quarters ended March 31, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended March 31,
	2007 vs 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(795)	$903	$108
Mortgage-backed securities	(328)	249	(79)
Investment securities (1)	(28)	66	38
Other interest-earning assets	57	2	59
Total interest-earning assets	(1,094)	1,220	126
Interest expense:
Deposits	79	903	982
Advances from the FHLB	(361)	(8)	(369)
Total interest-bearing liabilities	(282)	895	613
Net change in net interest income	$(812)	$325	$(487)

(1)

Tax equivalent adjustments to interest on investment securities were $110,000 and $94,000 for the quarters ended March 31, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $126,000 or 1.37% to $9.3 million for the quarter ended March 31, 2007 compared with the first quarter of 2006. The average balance of loans outstanding decreased between the two periods largely because of the sale of $16.3 million of previously purchased loans during the third quarter of 2006. However, there was a 23 basis point increase in the average yield earned on loans reflecting a rise in the yield on both existing loans and new loans added to the portfolio during the intervening period in part due to two, 25 basis point increases in the Bank’s prime rate during the period March 31, 2006 through March 31, 2007 corresponding to identical increases in the federal funds interest rate of the Federal Reserve Bank. At March 31, 2007, the Bank had approximately $74.4 million in loans that are indexed to the prime rate primarily consisting of construction loans and commercial and consumer lines of credit.  Interest income from mortgage-backed securities was lower in the first three months of 2007 in comparison to the same period of 2006 due to normal repayments, plus the sale of $5.0 million of these securities during the second quarter of 2006, offset by a 20 basis point increase in average yield in these securities as a result of purchases of $15.0 million in higher yielding securities during the intervening period.

Total Interest Expense. Total interest expense increased by $613,000 to $4.2 million during the three-month period ended March 31, 2007 as compared with the first quarter of 2006. During 2006 and the first quarter of 2007, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. Additionally during the intervening period, the Bank offered new products with higher rates which also contributed to a shift in the deposit mix. Accordingly, the interest rate paid on deposits increased by 77 basis points. Interest on advances from the Federal Home Loan Bank decreased by $0.4 million during the first quarter of 2007 versus the first quarter of 2006 as a result of a $36.6 million decrease in the average balance of borrowings.

Non-interest income. Total non-interest income was $1.5 million for the three-month period ended March 31, 2007 compared with $681,000 for the same period in 2006. The increase is mainly attributable a $777,000 settlement award related to a lease fraud which occurred prior to 2003. Also, net gain on the sale of loans totaled $54,000 during the first quarter of 2007 while the gain during the first quarter of 2006 totaled $9,000 mainly due to an increase between the two quarters in the dollar amount of loans sold.

Non-interest expense. Total non-interest expense increased by $220,000 to $4.6 million for the three months ended March 31, 2007 compared to the same period in 2006. Other non-interest expense increased during the first quarter of 2007 as a result of a $270,000 expense related to the bankruptcy of one of the Company’s loan servicing agents. On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006.  On March 2, 2007 the bankruptcy filing was converted to a  Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during three-month period ended March 31, 2007 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2007, the Company had commitments outstanding under letters of credit of $2.0 million, commitments to originate loans of $14.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $57.0 million. At March 31, 2007, the Bank had $3.3 million outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2007 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,870,000 at March 31, 2007.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.	LEGAL PROCEEDINGS

On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006. On March 2, 2007 the bankruptcy filing was converted to a Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee. At March 31, 2007, the Company reported an expense of $270,000 related to this matter.

ITEM 1A.	RISK FACTORS

Management does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. on the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended March 31, 2007:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 1, 2007 - January 31, 2007	51,559	$30.12	—	75,773

February 1, 2007 - February 28, 2007	—	$—	—	75,773

March 1, 2007 - March 31, 2007	—	$—	—	75,773

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                                                                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on April 25, 2007. There were outstanding and entitled to vote at the Meeting 2,928,005 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,707,906 shares of Common Stock representing 92.49% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2007 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

Proposal 1

George A. Olsen	FOR:	2,391,339	PERCENT FOR:	88.31%
	WITHHELD:	316,567	PERCENT WITHHELD:	11.69%
Dennis L. McCartney	FOR:	2,437,032	PERCENT FOR:	90.00%
	WITHHELD:	270,874	PERCENT WITHHELD:	10.00%

Proposal 2

Ratification of the appointment of Grant Thornton, LLP as independent auditor for the Company for the December 31, 2007 fiscal year.

FOR:	2,658,388	PERCENT FOR:	98.17%
AGAINST:	35,801	PERCENT AGAINST:	1.32%
ABSTAIN:	13,717	PERCENT ABSTAIN	0.51%

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) Exhibits
	31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kent C. Lufkin
Date:	May 11, 2007	Kent C. Lufkin
President and CEO
(Principal Executive Officer)

/s/ Dennis R. Stewart
Date:	May 11, 2007	Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)