Form 10-Q
period 2007-06-30
TF FINANCIAL CORP
filed 2007-08-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:             August 1, 2007

Class	Outstanding
$.10 par value common stock	2,885,313 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2007	Audited December 31, 2006
	(in thousands)
ASSETS
Cash and cash equivalents	$5,826	$12,364
Certificates of deposit in other financial institutions	—	40
Investment securities available for sale—at fair value	28,296	34,524
Investment securities held to maturity (fair value of $685 and $681, respectively)	678	677
Mortgage-backed securities available for sale—at fair value	82,410	74,338
Mortgage-backed securities held to maturity (fair value of $6,771 and $7,788, respectively)	6,729	7,697
Loans receivable, net	499,245	483,570
Loans receivable held for sale	783	969
Federal Home Loan Bank stock—at cost	6,875	7,130
Accrued interest receivable	2,938	3,030
Premises and equipment, net	6,481	6,544
Goodwill	4,324	4,324
Bank-owned life insurance	15,575	15,274
Other assets	3,872	2,122
TOTAL ASSETS	$664,032	$652,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$489,578	$478,087
Borrowings from the Federal Home Loan Bank	100,110	101,701
Advances from borrowers for taxes and insurance	2,734	1,866
Accrued interest payable	3,322	3,177
Other liabilities	2,089	2,133
Total liabilities	597,833	586,964

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2007 and December 31, 2006, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,718,748 and 2,702,845 shares outstanding at June 30, 2007 and December 31, 2006, respectively, net of shares in treasury 2,405,417 and 2,415,766, respectively	529	529
Retained earnings	66,408	65,075
Additional paid-in capital	53,141	52,700
Unearned ESOP shares	(1,648)	(1,703)
Treasury stock—at cost	(49,708)	(48,980)
Accumulated other comprehensive loss	(2,523)	(1,982)
Total stockholders’ equity	66,199	65,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,032	$652,603

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,986	$8,167	$15,765	$15,838
Mortgage-backed securities	1,006	957	1,939	1,969
Investment securities	404	489	838	901
Interest-bearing deposits and other	19	14	86	22

TOTAL INTEREST INCOME	9,415	9,627	18,628	18,730

Interest expense
Deposits	3,416	2,560	6,646	4,808
Borrowings	1,056	1,388	2,035	2,736

TOTAL INTEREST EXPENSE	4,472	3,948	8,681	7,544

NET INTEREST INCOME	4,943	5,679	9,947	11,186
Provision for loan losses	—	60	—	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,943	5,619	9,947	11,036

Non-interest income
Service fees, charges and other operating income	514	521	1,061	1,071
Bank-owned life insurance	153	126	301	248
Gain on sale of loans	63	29	117	38
Loss on sale of mortgage-backed securities available for sale	—	(51)	—	(51)
Other income	—	—	777	—

TOTAL NON-INTEREST INCOME	730	625	2,256	1,306

Non-interest expense
Compensation and benefits	2,680	2,683	5,348	5,322
Occupancy and equipment	712	694	1,404	1,398
Professional fees	133	135	357	347
Marketing and advertising	163	175	326	352
Other operating	580	614	1,423	1,252

TOTAL NON-INTEREST EXPENSE	4,268	4,301	8,858	8,671

INCOME BEFORE INCOME TAXES	1,405	1,943	3,345	3,671

Income taxes	368	551	910	1,024

NET INCOME	$1,037	$1,392	$2,435	$2,647

Earnings per share—basic	$0.38	$0.52	$0.89	$0.98
Earnings per share—diluted	$0.38	$0.51	$0.89	$0.98
Dividends paid	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,435	$2,647
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	22	11
Deferred loan origination fees	(53)	(43)
Premiums and discounts on investment securities, net	46	33
Premiums and discounts on mortgage-backed securities, net	45	149
Premiums and discounts on loans, net	67	85
Discount on wholesale deposits	12	5
Core deposit intangibles	—	56
Provision for loan losses	—	150
Provision for decrease in fair value of mortgage servicing rights	1	—
Depreciation of premises and equipment	442	472
Increase in value of bank-owned life insurance	(301)	(248)
Stock grant expense	180	181
Stock option expense	195	189
Stock-based benefit programs: ESOP	168	282
Proceeds from sale of loans originated for sale	10,523	4,855
Origination of loans held for sale	(10,370)	(5,473)
Tax benefit arising from stock compensation	363	102
(Gain) loss on sale of
Mortgage loans available for sale	(117)	(38)
Mortgage-backed securities available for sale	—	51
Real estate acquired through foreclosure	—	(26)
(Income) expense from mortgage loan derivatives	(9)	13
(Income) expense associated with forward loan sales	1	(13)
(Increase) decrease in
Accrued interest receivable	92	211
Other assets	(1,284)	(641)
Increase (decrease) in
Accrued interest payable	145	969
Other liabilities	(44)	682
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,559	4,661

INVESTING ACTIVITIES
Loan originations	(75,392)	(84,115)
Loan principal payments	58,950	55,153
Principal repayments on mortgage-backed securities held to maturity	964	1,583
Principal repayments on mortgage-backed securities available for sale	5,310	8,320
Proceeds from sale of loan participations	753	2,452
Purchase of investment securities available for sale	(771)	(1,917)
Purchase of mortgage-backed securities available for sale	(13,798)	—
Proceeds from the sale of mortgaged-backed securities available for sale	—	4,971
Proceeds from maturities of investment securities held to maturity	6,455	2,673
Redemption (purchases) of Federal Home Loan Bank stock, net	255	(738)
Purchase of premises and equipment	(379)	(741)
Proceeds from the sale of real estate acquired through foreclosure	—	726
Maturities of certificates of deposit in other financial institutions	40	—
NET CASH USED IN INVESTING ACTIVITIES	(17,613)	(11,633)

	For the six months ended
	June 30,
	2007	2006
	(in thousands)
FINANCING ACTIVITIES
Net increase in demand deposit/NOW accounts, passbook savings accounts and certificates of deposit	11,479	9,203
Net increase (decrease) in short-term borrowings from the Federal Home Loan Bank	8,366	(4,655)
Proceeds of long-term Federal Home Loan Bank borrowings	—	15,535
Repayment of long-term Federal Home Loan Bank borrowings	(9,957)	(9,127)
Net increase in advances from borrowers for taxes and insurance	868	356
Treasury stock acquired	(2,909)	(1,421)
Exercise of stock options	1,771	298
Common stock dividends paid	(1,102)	(1,025)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,516	9,164

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,538)	2,192

Cash and cash equivalents at beginning of period	12,364	3,821

Cash and cash equivalents at end of period	$5,826	$6,013

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings from Federal Home Loan Bank	$8,536	$6,575
Income taxes	$180	$1,015

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2007 (unaudited) and December 31, 2006 and for the three and six-month periods ended June 30, 2007 and 2006 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 3 — CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive loss are as follows for the three months ended:

	June 30, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(1,122)	$381	$(741)
Pension plan benefit adjustment related to prior service costs and losses	55	(19)	36

Other comprehensive loss, net	$(1,067)	$362	$(705)

	June 30, 2006
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(401)	$137	$(264)
Reclassification adjustment for losses realized	51	(18)	33

Other comprehensive loss, net	$(350)	$119	$(231)

The components of other comprehensive loss are as follows for the six months ended:

	June 30, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(872)	$295	$(577)
Pension plan benefit adjustment related to prior service costs and losses	55	(19)	36

Other comprehensive loss, net	$(817)	$276	$(541)

	June 30, 2006
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(1,456)	$497	$(959)
Reclassification adjustment for losses realized	51	(18)	33

Other comprehensive loss, net	$(1,405)	$479	$(926)

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended June 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,037	2,727,121	$0.38
Effect of dilutive securities
Stock options and grants	—	4,610	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,037	2,731,731	$0.38

	Six months ended June 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,435	2,732,964	$0.89
Effect of dilutive securities
Stock options and grants	—	3,502	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,435	2,736,466	$0.89

There were 20,128 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the first six months of 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended June 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	1,392	2,694,988	$0.52
Effect of dilutive securities
Stock options and grants	—	19,108	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,392	2,714,096	$0.51

	Six months ended June 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	2,647	2,696,758	$0.98
Effect of dilutive securities
Stock options and grants	—	16,055	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,647	2,712,813	$0.98

There were 21,018 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the six months ended June 30, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. There was $613,000 and $927,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan at June 30, 2007 and 2006, respectively. That cost is expected to be recognized over a weighted average period of 19.3 months and 29.8 months at June 30, 2007 and 2006, respectively.

Stock-based compensation expense included in net income related to stock options was $96,000 and $94,000, resulting in a tax benefit of $30,000 and $28,000, for the three months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense included in net income related to stock options was $195,000 and $189,000, resulting in a tax benefit of $60,000 and $57,000, for the six months ended June 30, 2007 and 2006, respectively.

Option activity under the Company’s stock option plan as of June 30, 2007 and 2006 is as follows:

	2007
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2007	365,734	$23.62
Options granted	—	—
Options exercised	(106,908)	16.56
Options forfeited	(730)	31.49
Options expired	—	—
Outstanding at June 30, 2007	258,096	$26.49	4.11	$960
Options exercisable at June 30, 2007	128,554	$24.35	3.92	$758

	2006
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2006	384,848	$23.18
Options granted	—	—
Options exercised	(19,832)	15.01
Options forfeited	(8,094)	29.66
Options expired	—	—
Outstanding at June 30, 2006	356,922	$23.49	3.72	$1,913
Options exercisable at June 30, 2006	175,494	$18.21	3.20	$1,867

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1,084,000 and $299,000, respectively. Exercise of stock options during the six months ended June 30, 2007 and 2006 resulted in cash receipts of $1,771,000 and $298,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 for each of the quarters ended June 30, 2007 and 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $77,000 and $108,000 for the three-month periods ended June 30, 2007 and 2006, respectively.

Stock-based compensation expense included in net income related to stock grants was $180,000 and $181,000 the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $137,000 and $215,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30
	2007	2006

Components of net periodic benefit cost
Service cost	$84	$77
Interest cost	53	52
Expected return on plan assets	(100)	(80)
Amortization of prior service cost	16	15
Recognized net actuarial (gain) loss	13	13

Net periodic benefit cost	$66	$77

	Six months ended June 30
	2007	2006

Components of net periodic benefit cost
Service cost	$168	$154
Interest cost	106	105
Expected return on plan assets	(200)	(161)
Amortization of prior service cost	30	31
Recognized net actuarial (gain) loss	25	26

Net periodic benefit cost	$129	$155

The employer contribution made for the six months ended June 30, 2007 and 2006 was $1,107,000 and $620,000, respectively.

NOTE 8- NEW ACCOUNTING PRONOUNCEMENTS

In September 2006,  the Financial Accounting Standards Board (FASB) Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

Financial Position

The Company’s total assets at June 30, 2007 and December 31, 2006 were $664.0 million and $652.6 million, respectively, an increase of $11.4 million, or 1.8%, during the six-month period. Cash and cash equivalents decreased by $6.5 million. Investment securities available for sale decreased by $6.2 million due to maturities of agency and corporate notes totaling $6.5 million and a $0.5 million decrease in the market value of these securities, offset by purchases of $0.8 million of tax-exempt municipal bonds. Mortgage-backed securities available for sale increased by $8.1 million due to $13.8 million of purchases reduced by $5.3 million in principal repayments received and a decrease in the market value of the securities of $0.4 million. Mortgage-backed securities held to maturity decreased by $1.0 million as a result of principal repayments.

Loans receivable increased by $15.5 million during the first six months of 2007. Consumer and single-family residential mortgage loans of $41.1 million and commercial loans of $34.3 million were originated during the first six months of 2007. Principal repayments of loans receivable were $59.0 million. Loans originated for sale during the first six months of 2007 totaled $10.4 million, and there were $10.5 million in proceeds from the sale of loans in the secondary market during this period.

Total liabilities increased by $10.9 million. Deposit balances increased by $11.5 million during the first six months of 2007. Non-interest checking, savings, and money market accounts increased by a combined $13.3 million while interest-bearing checking accounts decreased $2.0 million during the period. Retail certificates of deposit increased $5.4 million which offset maturities of broker originated certificates of deposit of $5.2 million, a net increase of $0.2 million during the first six months of 2007. Borrowings from the Federal Home Loan Bank decreased by $1.6 million, a result of an $8.4 million increase of short-term borrowings, less scheduled amortization payments of $10.0 million.

Total consolidated stockholders’ equity of the Company was $66.2 million or 10.0% of total assets at June 30, 2007. During the first six months of 2007 the Company repurchased 96,559 shares of its common stock and issued 106,908 shares pursuant to the exercise of stock options. As of June 30, 2007, there were approximately 31,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During the six months of 2007 and 2006, the Company’s provision for loan losses was $0 and $150,000, respectively. The increase in non-performing loans during the first six months of 2007 is largely due to the addition of two real estate secured credits. Subsequent to June 30, 2007, both of the credits totaling $2.3 million resumed performing status. The Company is diligently working on each of the remaining non-performing loans, all of which are real estate secured to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Non-performing loans	$4,965	$2,110	$1,314
Ratio of non-performing loans to gross loans	0.99%	0.43%	0.25%
Ratio of non-performing loans to total assets	0.75%	0.32%	0.19%
Ratio of total non-performing assets to total assets	0.75%	0.32%	0.19%
Ratio of allowance for loan losses to total loans	0.57%	0.59%	0.54%
Ratio of allowance for loan losses to non-performing loans	57.40%	135.78%	212.18%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2007	2006
Beginning balance, January 1,	$2,865	$2,641
Provision	—	150
Less: charge-off’s (recoveries), net	15	3
Ending balance, June 30,	2,850	2,788

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income. The Company recorded net income of $1,037,000, or $0.38 per diluted share, for the three months ended June 30, 2007 as compared to net income of $1,392,000, or $0.51 per diluted share, for the three months ended June 30, 2006.

Average Balance Sheet

The following table sets forth information (dollars in thousands) relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the three-month periods indicated.

	June 30,
	2007			2006
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$498,321	$7,986	6.43%	$512,542	$8,167	6.39%
Mortgage-backed securities	86,619	1,006	4.66%	82,311	957	4.66%
Investment securities(2)	37,474	512	5.48%	41,703	583	5.61%
Other interest-earning assets(3)	1,195	19	6.38%	1,375	14	4.08%
Total interest-earning assets	623,609	9,523	6.13%	637,931	9,721	6.11%
Non interest-earning assets	34,032			35,381
Total assets	$657,641			$673,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	481,084	3,416	2.85%	467,570	2,560	2.20%
Borrowings from the FHLB	103,182	1,056	4.10%	135,399	1,388	4.11%
Total interest-bearing liabilities	584,266	4,472	3.07%	602,969	3,948	2.63%
Non interest-bearing liabilities	8,260			7,963
Total liabilities	592,526			610,932
Stockholders’ equity	65,115			62,380
Total liabilities and stockholders’ equity	$657,641			$673,312
Net interest income		$5,051			$5,773
Interest rate spread(4)			3.06%			3.49%
Net yield on interest-earning assets(5)			3.25%			3.63%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			106%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $108,000 and $94,000 for the quarter ended June 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30,
	2007 vs 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(462)	$281	$(181)
Mortgage-backed securities	56	(7)	49
Investment securities (1)	(58)	(13)	(71)
Other interest-earning assets	(11)	16	5
Total interest-earning assets	(475)	277	(198)
Interest expense:
Deposits	76	780	856
Borrowings from the FHLB	(330)	(2)	(332)
Total interest-bearing liabilities	(254)	778	524
Net change in net interest income	$(221)	$(501)	$(722)

(1)

Tax equivalent adjustments to interest on investment securities were $108,000 and $94,000 for the quarters ended June 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $198,000 or 2.0% to $9.5 million for the quarter ended June 30, 2007 compared with the second quarter of 2006. The average balance of loans outstanding decreased between the two periods largely because of the sale of $16.3 million of previously purchased loans during the third quarter of 2006. However, the average yield on loans increased 4 basis points, reflecting a rise in the yield on new loans added to the portfolio during the intervening period. During the quarter ended June 30, 2007, the Bank reduced interest income by $111,000 for interest on non-accrual loans while there was no such adjustment in the prior year period.  Interest income from mortgage-backed securities was higher in the second quarter of 2007 in comparison to the same period of 2006 due to purchases of $23.9 million of these securities during the intervening period. Interest income from investment securities decreased as a result of maturities of $6.8 million in excess of purchases of $2.5 million during the intervening period.

Total Interest Expense. Total interest expense increased by $524,000 to $4.5 million during the three-month period ended June 30, 2007 as compared with the second quarter of 2006. During 2006 and the first half of 2007, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. Additionally during the intervening period, the Bank offered new products with higher rates which also contributed to deposit growth and a shift in the deposit mix. Accordingly, the interest rate paid on deposits increased by 65 basis points. Interest on borrowings from the Federal Home Loan Bank decreased by $0.3 million during the second quarter of 2007 versus the same quarter of 2006 as a result of a $32.2 million decrease in the average balance of borrowings.

Non-interest income. Total non-interest income was $730,000 for the three-month period ended June 30, 2007 compared with $625,000 for the same period in 2006. The increase is mainly attributable to the loss on the sale of mortgage-backed securities in the second quarter of 2006 of $51,000 while there was no such loss in the second quarter of 2007. Additionally, net gain on the sale of loans totaled $63,000 during the second quarter of 2007, while the gain during the second quarter of 2006 totaled $29,000 due to an increase between the two quarters in the dollar amount of loans sold. The increase in the value of the bank-owned life insurance of $27,000 during the second quarter of 2007 versus 2006 is largely due to an additional $2.0 million purchase during November of 2006.

Non-interest expense. Total non-interest expense decreased by $33,000 to $4.3 million for the three months ended June 30, 2007 compared to the same period in 2006. In 2006, other non-interest expense included core deposit intangible amortization expense totaling $28,000 and as the asset is fully amortized there was no such charge during the second quarter of 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income. The Company recorded net income of $2,435,000, or $0.89 per diluted share, for the six months ended June 30, 2007 as compared to net income of $2,647,000, or $0.98 per diluted share, for the six months ended June 30, 2006.

Average Balance Sheet

The following table sets forth information (dollars in thousands) relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the six-month periods indicated.

	June 30,
	2007			2006
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$493,038	$15,765	6.47%	$505,475	$15,838	6.32%
Mortgage-backed securities	83,644	1,939	4.69%	86,868	1,969	4.57%
Investment securities(2)	39,368	1,056	5.42%	41,670	1,089	5.27%
Other interest-earning assets(3)	3,571	86	4.87%	1,017	22	4.36%
Total interest-earning assets	619,621	18,846	6.15%	635,030	18,918	6.01%
Non interest-earning assets	34,091			34,470
Total assets	$653,712			$669,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	478,742	6,646	2.81%	464,156	4,808	2.09%
Borrowings from the FHLB	101,237	2,035	4.06%	135,656	2,736	4.07%
Total interest-bearing liabilities	579,979	8,681	3.03%	599,812	7,544	2.54%
Non interest-bearing liabilities	8,103			7,256
Total liabilities	588,082			607,068
Stockholders’ equity	65,630			62,432
Total liabilities and stockholders’ equity	$653,712			$669,500
Net interest income		$10,165			$11,374
Interest rate spread(4)			3.12%			3.47%
Net yield on interest-earning assets(5)			3.32%			3.61%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			106%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $218,000 and $188,000 for the six months ended June 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30,
	2007 vs 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(802)	$729	$(73)
Mortgage-backed securities	(138)	108	(30)
Investment securities (1)	(106)	73	(33)
Other interest-earning assets	61	3	64
Total interest-earning assets	(985)	913	(72)
Interest expense:
Deposits	154	1,684	1,838
Borrowings from the FHLB	(699)	(2)	(701)
Total interest-bearing liabilities	(545)	1,682	1,137
Net change in net interest income	$(440)	$(769)	$(1,209)

(1)

Tax equivalent adjustments to interest on investment securities were $218,000 and $188,000 for the six months ended June 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $72,000 or 0.4% to $18.8 million for the six months ended June 30, 2007 compared with the first six months of 2006. The average balance of loans outstanding decreased between the two periods largely because of the sale of $16.3 million of previously purchased loans during the third quarter of 2006. However, the average yield on loans increased 15 basis points, reflecting a rise in the yield on new loans added to the portfolio during the intervening period. During the six months ended June 30, 2007, the Bank reduced interest income by $162,000 for interest on non-accrual loans while there was no such adjustment in the prior year period. Interest income from mortgage-backed securities was lower in the first half of 2007 in comparison to the same period of 2006 due to normal repayments and the sale of $5.0 million of these securities during the middle of the second quarter of 2006. A 12 basis point increase in the average yield in these securities is the result of purchases of $23.9 million in higher yielding securities during the intervening period. Interest income from investment securities decreased during the period as a result of maturities of $6.8 million in excess of purchases of $2.5 million during the intervening period.

Total Interest Expense. Total interest expense increased by $1.1 million to $8.7 million during the six-month period ended June 30, 2007 as compared with the same period in 2006. During 2006 and the first half of 2007, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. Additionally during the intervening period, the Bank offered new products with higher rates which also contributed to deposit growth and a shift in the deposit mix. Accordingly, the interest rate paid on deposits increased by 72 basis points. Interest on borrowings from the Federal Home Loan Bank decreased by $0.7 million during the first six months of 2007 versus 2006 as a result of a $34.4 million decrease in the average balance of borrowings.

Non-interest income. Total non-interest income was $2.3 million for the six-month period ended June 30, 2007 compared with $1.3 million for the same period in 2006. The increase is mainly attributable a $777,000 settlement award related to a lease fraud which occurred prior to 2003. Net gain on the sale of loans totaled $117,000 during the first six months of 2007 while the gain during the first six months of 2006 totaled $38,000 due to an increase in the dollar amount of loans sold. The increase in the value of the bank-owned life insurance of $53,000 during 2007 versus 2006 is due to the additional $2.0 million purchase during November of 2006. Additionally, loss on sale of mortgage-backed securities in the second quarter of 2006 totaled $51,000 while there was no such loss in 2007.

Non-interest expense. Total non-interest expense increased by $187,000 to $8.9 million for the six months ended June 30, 2007 compared to the same period in 2006. Other non-interest expense increased in 2007 as a result of a $281,000 expense related to the bankruptcy of one of the Company’s loan servicing agents. On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006.  On March 2, 2007 the bankruptcy filing was converted to a Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee. Offsetting this increase was the core deposit intangible amortization expense of $56,000 included in other non-interest expense in 2006, and as the asset is fully amortized there was no such charge during 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank. There has been no material adverse change during six-month period ended June 30, 2007 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2007, the Company had commitments outstanding under letters of credit of $1.8 million, commitments to originate loans of $13.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $59.4 million. At June 30, 2007, the Bank had $1.7 million outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2007 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the six months ended June 30, 2007.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,850,000 at June 30, 2007.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.	LEGAL PROCEEDINGS

On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006. On March 2, 2007 the bankruptcy filing was converted to a Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee. At June 30, 2007, the Company reported an expense of $281,000 related to this matter.

ITEM 1A.	RISK FACTORS

Management does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. on the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended June 30, 2007:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2007 - April 30, 2007	—	$—	—	75,773

May 1, 2007 – May 31, 2007	25,000	$30.19	25,000	50,773

June 1, 2007 - June 30, 2007	20,000	$30.05	20,000	30,773

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2007	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 13, 2007	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)