Form 10-Q
period 2007-09-30
TF FINANCIAL CORP
filed 2007-11-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:             November 9, 2007

Class	Outstanding
$.10 par value common stock	2,874,694 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2007	Audited December 31, 2006
	(in thousands)
ASSETS
Cash and cash equivalents	$4,863	$12,364
Certificates of deposit in other financial institutions	—	40
Investment securities available for sale—at fair value	28,827	34,524
Investment securities held to maturity (fair value of $461 and $681, respectively)	459	677
Mortgage-backed securities available for sale—at fair value	80,262	74,338
Mortgage-backed securities held to maturity (fair value of $6,565 and $7,788, respectively)	6,468	7,697
Loans receivable, net	510,966	483,570
Loans receivable held for sale	210	969
Federal Home Loan Bank stock—at cost	7,883	7,130
Accrued interest receivable	2,966	3,030
Premises and equipment, net	6,382	6,544
Goodwill	4,324	4,324
Bank-owned life insurance	15,728	15,274
Other assets	3,455	2,122
TOTAL ASSETS	$672,793	652,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$472,532	$478,087
Borrowings from the Federal Home Loan Bank	124,272	101,701
Advances from borrowers for taxes and insurance	1,710	1,866
Accrued interest payable	3,822	3,177
Other liabilities	2,577	2,133
Total liabilities	604,913	586,964

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2007 and December 31, 2006, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,712,275 and 2,702,845 shares outstanding at September 30, 2007 and December 31, 2006, respectively, net of shares in treasury 2,414,929 and 2,415,766, respectively	529	529
Retained earnings	67,055	65,075
Additional paid-in capital	53,375	52,700
Unearned ESOP shares	(1,617)	(1,703)
Treasury stock—at cost	(49,987)	(48,980)
Accumulated other comprehensive loss	(1,475)	(1,982)
Total stockholders’ equity	67,880	65,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,793	$652,603

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income
Loans, including fees	$8,262	$8,243	$24,027	$24,081
Mortgage-backed securities	1,054	872	2,993	2,841
Investment securities	393	453	1,231	1,354
Interest-bearing deposits and other	11	43	97	65

TOTAL INTEREST INCOME	9,720	9,611	28,348	28,341

Interest expense
Deposits	3,530	2,949	10,176	7,757
Borrowings	1,211	1,144	3,246	3,880

TOTAL INTEREST EXPENSE	4,741	4,093	13,422	11,637

NET INTEREST INCOME	4,979	5,518	14,926	16,704
Provision for loan losses	—	—	—	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,979	5,518	14,926	16,554

Non-interest income
Service fees, charges and other operating income	503	535	1,564	1,606
Bank-owned life insurance	153	126	454	374
Gain on sale of loans	52	152	169	190
Loss on sale of mortgage-backed securities available for sale	—	—	—	(51)
Other income	—	—	777	—

TOTAL NON-INTEREST INCOME	708	813	2,964	2,119

Non-interest expense
Compensation and benefits	2,598	2,693	7,946	8,015
Occupancy and equipment	729	772	2,133	2,170
Professional fees	146	128	503	475
Marketing and advertising	—	176	326	528
Other operating	584	601	2,007	1,853

TOTAL NON-INTEREST EXPENSE	4,057	4,370	12,915	13,041

INCOME BEFORE INCOME TAXES	1,630	1,961	4,975	5,632

Income taxes	442	549	1,352	1,573

NET INCOME	$1,188	$1,412	$3,623	$4,059

Earnings per share—basic	$0.44	$0.52	$1.32	$1.50
Earnings per share—diluted	$0.44	$0.52	$1.32	$1.49
Dividends paid	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,623	$4,059
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	37	23
Deferred loan origination fees	(82)	(151)
Premiums and discounts on investment securities, net	67	49
Premiums and discounts on mortgage-backed securities, net	32	201
Premiums and discounts on loans, net	95	129
Discount on wholesale deposits	14	12
Core deposit intangibles	—	83
Provision for loan losses	—	150
Provision for decrease in fair value of mortgage servicing rights	7	5
Depreciation of premises and equipment	666	708
Increase in value of bank-owned life insurance	(454)	(373)
Stock grant expense	271	271
Stock option expense	293	287
Stock-based benefit programs: ESOP	253	402
Proceeds from sale of loans originated for sale	14,371	8,380
Origination of loans held for sale	(13,644)	(8,911)
(Gain) loss on sale of
Mortgage loans available for sale	(169)	(60)
Mortgage-backed securities available for sale	—	51
Real estate acquired through foreclosure	—	(29)
Mortgage loans held to maturity	—	(130)
Income from mortgage loan derivatives	(1)	(1)
Expense associated with forward loan sales	2	3
(Increase) decrease in
Accrued interest receivable	64	266
Other assets	(1,227)	(731)
Increase in
Accrued interest payable	645	1,709
Other liabilities	312	138
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,175	6,540

INVESTING ACTIVITIES
Loan originations	(96,875)	(101,166)
Loan principal payments	68,190	71,412
Principal repayments on mortgage-backed securities held to maturity	1,224	2,133
Principal repayments on mortgage-backed securities available for sale	8,479	11,754
Proceeds from loan sales	—	16,251
Proceeds from sale of loan participations	1,276	5,027
Purchase of investment securities available for sale	(771)	(3,795)
Purchase of mortgage-backed securities available for sale	(13,798)	—
Proceeds from the sale of mortgaged-backed securities available for sale	—	4,971
Proceeds from maturity of investment securities available for sale	6,455	—
Proceeds from maturities of investment securities held to maturity	220	3,018
Purchases of Federal Home Loan Bank stock, net	(753)	(102)
Purchase of premises and equipment	(504)	(896)
Proceeds from the sale of real estate acquired through foreclosure	—	729
Maturities of certificates of deposit in other financial institutions	40	—
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(26,817)	9,336

	For the nine months ended September 30,
	2007	2006
	(in thousands)
FINANCING ACTIVITIES
Net decrease in customer deposits	(5,569)	(135)
Net increase (decrease) in short-term borrowings from the Federal Home Loan Bank	11,495	(11,436)
Proceeds of long-term Federal Home Loan Bank borrowings	26,026	15,535
Repayment of long-term Federal Home Loan Bank borrowings	(14,950)	(13,993)
Net decrease in advances from borrowers for taxes and insurance	(156)	(631)
Treasury stock acquired	(3,239)	(1,421)
Exercise of stock options	1,814	312
Tax benefit arising from stock compensation	363	102
Common stock dividends paid	(1,643)	(1,538)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	14,141	(13,205)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,501)	2,671

Cash and cash equivalents at beginning of period	12,364	3,821

Cash and cash equivalents at end of period	$4,863	$6,492

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings from Federal Home Loan Bank	$12,777	$9,928
Income taxes	$830	$1,415
Non-cash transactions
Capitalization of mortgage servicing rights	$210	$126

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2007 (unaudited) and December 31, 2006 and for the three and nine-month periods ended September 30, 2007 and 2006 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 3 — CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income are as follows for the three months ended:

	September 30, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
		(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,561	$(531)	$1,030
Pension plan benefit adjustment related to prior service costs and actuarial losses	27	(9)	18

Other comprehensive income, net	$1,588	$(540)	$1,048

	September 30, 2006
	Before tax amount	Tax (expense) benefit	Net of tax amount
		(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,805	$(614)	$1,191

Other comprehensive income, net	$1,805	$(614)	$1,191

The components of other comprehensive loss are as follows for the nine months ended:

	September 30, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
		(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$689	$(236)	$453
Pension plan benefit adjustment related to prior service costs and actuarial losses	82	(28)	54

Other comprehensive income, net	$771	$(264)	$507

	September 30, 2006
	Before tax amount	Tax (expense) benefit	Net of tax amount
		(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$350	$(119)	$231
Reclassification adjustment for losses realized	51	(18)	33

Other comprehensive income, net	$401	$(137)	$264

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended September 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,188	2,715,364	$0.44
Effect of dilutive securities
Stock options and grants	—	4,557	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,188	2,719,921	$0.44

	Nine months ended September 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,623	2,736,639	$1.32
Effect of dilutive securities
Stock options and grants	—	3,113	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,623	2,739,752	$1.32

There were 183,918 options to purchase shares of common stock at an average price of $29.05 per share which were outstanding during the first nine months of 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended September 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	1,412	2,696,878	$0.52
Effect of dilutive securities
Stock options and grants	—	21,858	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,412	2,718,736	$0.52

	Nine months ended September 30, 2006
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	4,059	2,696,798	$1.50
Effect of dilutive securities
Stock options and grants	—	18,011	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$4,059	2,714,809	$1.49

There were 20,768 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the nine months ended September 30, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. There was $516,000 and $909,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan at September 30, 2007 and 2006, respectively. That cost is expected to be recognized over a weighted average period of 16.5 months and 27.5 months at September 30, 2007 and 2006, respectively.

Stock-based compensation expense included in net income related to stock options was $98,000 for each of the quarters ended September 30, 2007 and 2006, resulting in a tax benefit of $30,000 and $29,000, for the three months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense included in net income related to stock options was $293,000 and $287,000, resulting in a tax benefit of $90,000 and $86,000, for the nine months ended September 30, 2007 and 2006, respectively.

Option activity under the Company’s stock option plan as of September 30, 2007 and 2006 is as follows:

	2007
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2007	365,734	$23.62
Options granted	—	—
Options exercised	(109,396)	16.58
Options forfeited	(1,732)	31.37
Options expired	—	—
Outstanding at September 30, 2007	254,606	$26.59	3.87	$257
Options exercisable at September 30, 2007	132,612	$24.69	3.81	$386

	2006
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2006	384,848	$23.18
Options granted	11,000	27.20
Options exercised	(20,717)	15.07
Options forfeited	(8,509)	29.69
Options expired	—	—
Outstanding at September 30, 2006	366,622	$23.61	3.56	$2,577
Options exercisable at September 30, 2006	179,391	$18.48	3.33	$2,181

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1,478,000 and $311,000, respectively. Exercise of stock options during the nine months ended September 30, 2007 and 2006 resulted in cash receipts of $1,814,000 and $312,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 for each of the quarters ended September 30, 2007 and 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $69,000 and $88,000 for the three-month periods ended September 30, 2007 and 2006, respectively.

Stock-based compensation expense included in net income related to stock grants was $271,000 for both nine- month periods ended September 30, 2007 and 2006. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $207,000 and $303,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

NOTE 7- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30
	2007	2006

Components of net periodic benefit cost
Service cost	$84	$77
Interest cost	53	53
Expected return on plan assets	(100)	(81)
Amortization of prior service cost	16	16
Recognized net actuarial (gain) loss	11	12

Net periodic benefit cost	$64	$77

	Nine months ended September 30
	2007	2006

Components of net periodic benefit cost
Service cost	$252	$231
Interest cost	158	158
Expected return on plan assets	(299)	(242)
Amortization of prior service cost	47	47
Recognized net actuarial (gain) loss	35	38

Net periodic benefit cost	$193	$232

The employer contribution made for the nine months ended September 30, 2007 and 2006 was $1,107,000 and $620,000, respectively.

NOTE 8- NEW ACCOUNTING PRONOUNCEMENTS

In September 2006,  the Financial Accounting Standards Board (FASB) Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company will adopt SFAS 157 effective January 1, 2008 which will result in increased disclosures regarding fair value measurement.

In September 2006, the Emerging Issues Task Force (EITF) finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Application of this issue did not have a material impact on the Company’s consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction, and the states of Pennsylvania and New Jersey. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the results of operations or financial condition of the Company.

In February 2007, FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides an opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. Although the Company has decided against early adoption, the Company will adopt SFAS No. 159 effective January 1, 2008 and is currently evaluating whether it will elect to carry any assets or liabilities at fair value.

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

Financial Position

The Company’s total assets at September 30, 2007 and December 31, 2006 were $672.8 million and $652.6 million, respectively, an increase of $20.2 million, or 3.1%, during the nine-month period. Cash and cash equivalents decreased by $7.5 million. Investment securities available for sale decreased by $5.7 million due to maturities of agency and corporate notes totaling $6.5 million offset by purchases of $0.8 million of tax-exempt municipal bonds. Investment securities held to maturity decreased by $0.2 million as a result of security maturities. Mortgage-backed securities available for sale increased by $5.9 million due to $13.8 million of purchases and an increase in the fair value of the securities of $0.6 million reduced by $8.5 million in principal repayments received. Mortgage-backed securities held to maturity decreased by $1.2 million as a result of principal repayments.

Loans receivable increased by $27.4 million during the first nine months of 2007. Consumer and single-family residential mortgage loans of $44.4 million and commercial loans of $52.5 million were originated during the first nine months of 2007. Principal repayments of loans receivable were $68.2 million. The Bank’s loans to deposit ratio, a measure of the success of the Bank’s lending efforts was 108.1% at September 30, 2007. The Company has $72.0 million of prime-rate based loans at September 30, 2007. Loans originated for sale during the first nine months of 2007 totaled $13.6 million, and there were $14.4 million in proceeds from the sale of loans in the secondary market during this period.

Total liabilities increased by $17.9 million. Deposit balances decreased by $5.6 million during the first nine months of 2007. Non-interest checking, savings, and money market accounts increased by a combined $12.7 million while interest-bearing checking accounts decreased $6.5 million during the period. Retail certificates of deposit decreased $95,000 during the period and maturities of broker originated certificates of deposit totaled $11.7 million during the first nine months of 2007. At September 30, 2007, the Bank has $69.2 million of deposits indexed to the yield of the Merrill Lynch Ready Asset Money Market Fund. Borrowings from the Federal Home Loan Bank increased by $22.6 million, a result of new long term advances of $26.0 million and an $11.5 million increase of short-term borrowings, less scheduled amortization payments of $14.9 million.

Total consolidated stockholders’ equity of the Company was $67.9 million or 10.0% of total assets at September 30, 2007. During the first nine months of 2007 the Company repurchased 108,559 shares of its common stock and issued 109,396 shares pursuant to the exercise of stock options. As of September 30, 2007, there were approximately 19,000 shares available for repurchase under the previously announced share repurchase plan. On October 25, 2007, the Board of Directors approved a new stock repurchase plan covering up to 200,000 shares or approximately 7% of the Company’s outstanding common stock.

Asset Quality

During the nine months of 2007 and 2006, the Company’s provision for loan losses was $0 and $150,000, respectively. The Company is taking appropriate steps with respect to each of the non-performing loans, all of which are real estate secured, to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Non-performing loans	$2,780	$2,110	$1,131
Ratio of non-performing loans to gross loans	0.54%	0.43%	0.22%
Ratio of non-performing loans to total assets	0.41%	0.32%	0.17%
Ratio of total non-performing assets to total assets	0.41%	0.32%	0.17%
Ratio of allowance for loan losses to total loans	0.55%	0.59%	0.56%
Ratio of allowance for loan losses to non-performing loans	102.48%	135.78%	248.45%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2007	2006
Beginning balance, January 1,	$2,865	$2,641
Provision	—	150
Less: charge-off’s (recoveries), net	16	(19)
Ending balance, September 30,	2,849	2,810

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. The Company recorded net income of $1,188,000, or $0.44 per diluted share, for the three months ended September 30, 2007 as compared to net income of $1,412,000, or $0.52 per diluted share, for the three months ended September 30, 2006.

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

	September 30,
	2007			2006
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$506,471	$8,262	6.47%	$501,012	$8,243	6.53%
Mortgage-backed securities	87,723	1,054	4.77%	75,620	872	4.57%
Investment securities(2)	36,039	500	5.50%	41,957	555	5.25%
Other interest-earning assets(3)	901	11	4.84%	3,432	43	4.97%
Total interest-earning assets	631,134	9,827	6.18%	622,021	9,713	6.20%
Non interest-earning assets	35,964			34,613
Total assets	$667,098			$656,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	476,021	3,530	2.94%	471,556	2,949	2.48%
Borrowings from the FHLB	113,630	1,211	4.23%	114,070	1,144	3.98%
Total interest-bearing liabilities	589,651	4,741	3.19%	585,626	4,093	2.77%
Non interest-bearing liabilities	10,893			7,297
Total liabilities	600,544			592,923
Stockholders’ equity	66,554			63,711
Total liabilities and stockholders’ equity	$667,098			$656,634
Net interest income		$5,086			$5,620
Interest rate spread(4)			2.99%			3.42%
Net yield on interest-earning assets(5)			3.20%			3.58%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			106%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $107,000 and $102,000 for the quarter ended September 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September 30,
	2007 vs 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$323	$(304)	$19
Mortgage-backed securities	144	38	182
Investment securities (1)	(201)	146	(55)
Other interest-earning assets	(31)	(1)	(32)
Total interest-earning assets	235	(121)	114
Interest expense:
Deposits	28	553	581
Borrowings from the FHLB	(29)	96	67
Total interest-bearing liabilities	(1)	649	648
Net change in net interest income	$236	$(770)	$(534)

(1)

Tax equivalent adjustments to interest on investment securities were $107,000 and $102,000 for the quarters ended September 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $114,000 or 1.2% to $9.8 million for the quarter ended September 30, 2007 compared with the third quarter of 2006. The average balance of loans outstanding increased between the two periods as a result of loan originations added to the portfolio during the intervening period. However the average yield on loans decreased 6 basis points due to an adjustment to interest income for non-accrual loans which was $71,000 higher than the prior year period. Interest income from mortgage-backed securities was higher in the third quarter of 2007 in comparison to the same period of 2006 due to purchases of $23.9 million of higher yielding securities during the intervening period. Interest income from investment securities decreased as a result of maturities of $6.5 million in excess of purchases of $2.6 million during the intervening period.

Total Interest Expense. Total interest expense increased by $648,000 to $4.7 million during the three-month period ended September 30, 2007 as compared with the third quarter of 2006. During 2006 and the first nine months of 2007, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. Additionally during the intervening period, the Bank offered new products with higher rates which also contributed to average balance deposit growth and a shift in the deposit mix. Accordingly, the interest rate paid on deposits increased by 46 basis points. Interest on borrowings from the Federal Home Loan Bank increased by $67,000 during the third quarter of 2007 versus the same quarter of 2006 due to an increase of 25 basis points in the cost of these funds.

Non-interest income. Total non-interest income was $708,000 for the three-month period ended September 30, 2007 compared with $813,000 for the same period in 2006. Net gain on the sale of loans totaled $52,000 during the third quarter of 2007, while the gain during the third quarter of 2006 totaled $152,000 and was inclusive of a $130,000 gain associated with the non-recurring sale of previously purchased portfolio loans. The increase in the value of the bank-owned life insurance of $27,000 during the third quarter of 2007 versus 2006 is largely due to an additional $2.0 million purchase during November of 2006.

Non-interest expense. Total non-interest expense decreased by $313,000 to $4.1 million for the three months ended September 30, 2007 compared to the same period in 2006. During the third quarter of 2007, the Bank significantly curtailed marketing-related expenditures in an effort to reduce non-interest related expenses. This resulted in a decrease in marketing expenses of $176,000 in the third quarter of 2007 versus the same period of 2006. In 2006, other non-interest expense included core deposit intangible amortization expense totaling $27,000 and as the asset was fully amortized in 2006, there was no such charge during the third quarter of 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. The Company recorded net income of $3,623,000, or $1.32 per diluted share, for the nine months ended September 30, 2007 as compared to net income of $4,059,000, or $1.49 per diluted share, for the nine months ended September 30, 2006.

Average Balance Sheet

The following table sets forth information (dollars in thousands) relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yield and cost are computed by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the nine-month periods indicated.

	September 30,
	2007			2006
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$497,565	$24,027	6.47%	$503,971	$24,081	6.39%
Mortgage-backed securities	85,018	2,993	4.72%	83,107	2,841	4.57%
Investment securities(2)	38,227	1,555	5.45%	41,767	1,644	5.26%
Other interest-earning assets(3)	2,502	97	5.20%	1,831	65	4.75%
Total interest-earning assets	623,312	28,672	6.17%	630,676	28,631	6.07%
Non interest-earning assets	34,847			34,489
Total assets	$658,159			$665,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	478,790	10,176	2.85%	466,652	7,757	2.22%
Borrowings from the FHLB	105,413	3,246	4.13%	128,381	3,880	4.04%
Total interest-bearing liabilities	584,203	13,422	3.08%	595,033	11,637	2.61%
Non interest-bearing liabilities	7,293			7,269
Total liabilities	591,496			602,302
Stockholders’ equity	66,663			62,863
Total liabilities and stockholders’ equity	$658,159			$665,165
Net interest income		$15,250			$16,994
Interest rate spread(4)			3.09%			3.45%
Net yield on interest-earning assets(5)			3.28%			3.60%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			106%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $324,000 and $290,000 for the nine months ended September 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30,
	2007 vs 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(446)	$392	$(54)
Mortgage-backed securities	63	89	152
Investment securities (1)	(174)	85	(89)
Other interest-earning assets	25	7	32
Total interest-earning assets	(532)	573	41
Interest expense:
Deposits	204	2,215	2,419
Borrowings from the FHLB	(766)	132	(634)
Total interest-bearing liabilities	(562)	2,347	1,785
Net change in net interest income	$30	$(1,774)	$(1,744)

(1)

Tax equivalent adjustments to interest on investment securities were $324,000 and $290,000 for the nine months ended September 30, 2007 and 2006, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $41,000 or 0.1% to $28.7 million for the nine months ended September 30, 2007 compared with the first nine months of 2006. The average balance of loans outstanding decreased between the two periods largely because of the sale of $16.3 million of previously purchased loans during the third quarter of 2006. However, the average yield on loans increased a net 9 basis points, reflecting a rise in the yield on new loans added to the portfolio during the intervening period. Offsetting the rise in increased rates was a reduction of interest income for interest on non-accrual loans which was $233,000 higher than the prior nine-month period. Interest income from mortgage-backed securities was higher in the first nine months of 2007 in comparison to the same period of 2006 as a result of purchases of $23.9 million in higher yielding securities during the intervening period. Interest income from investment securities decreased during the period as a result of maturities of $6.5 million in excess of purchases of $2.6 million during the intervening period.

Total Interest Expense. Total interest expense increased by $1.8 million to $13.4 million during the nine-month period ended September 30, 2007 as compared with the same period in 2006. During 2006 and the first nine months of 2007, the Bank raised the interest rates paid on many of its deposit products due to the competitive pricing environment in the Bank’s deposit market. Additionally during the intervening period, the Bank offered new products with higher rates which also contributed to average balance deposit growth and a shift in the deposit mix. Accordingly, the interest rate paid on deposits increased by 63 basis points. Interest on borrowings from the Federal Home Loan Bank decreased by $0.6 million during the first nine months of 2007 versus 2006 as a result of a $23.0 million decrease in the average balance of borrowings. Although total FHLB advances increased between the periods, the increases in advances during 2007 occurred late in the third quarter of 2007.

Non-interest income. Total non-interest income was $3.0 million for the nine-month period ended September 30, 2007 compared with $2.1 million for the same period in 2006. The increase is mainly attributable to a $777,000 settlement award related to a lease fraud which occurred prior to 2003. The increase in the value of the bank-owned life insurance of $80,000 during 2007 versus 2006 is due to the additional $2.0 million purchase during November of 2006. Additionally, loss on sale of mortgage-backed securities in the second quarter of 2006 totaled $51,000 while there was no such loss in 2007.

Non-interest expense. Total non-interest expense decreased by $126,000 to $12.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. During the third quarter of 2007, the Bank significantly curtailed marketing-related expenditures in an effort to reduce non-interest related expenses. This resulted in a decrease in marketing expenses of $202,000 in 2007 in contrast to 2006. Expenses associated with the Company’s retirement plans decreased $129,000 during the period as a result of company contributions to the defined benefit plan made early in 2007 which reduced the expense. Costs related to the Employee Stock Ownership Plan also decreased because the cost per share and the number of shares allocated declined. Additionally, core deposit intangible amortization expense of $83,000 is included in other non-interest expense in 2006; however, the asset was fully amortized in 2006 and there was no such charge during 2007. Offsetting total decreases was a $306,000 expense related to the bankruptcy of one of the Company’s loan servicing agents. On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans for the Company totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006. On March 2, 2007 the bankruptcy filing was converted to a Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank. There has been no material adverse change during the nine-month period ended September 30, 2007 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2007, the Company had commitments outstanding under letters of credit of $1.7 million, commitments to originate loans of $14.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $51.0 million. At September 30, 2007, the Bank had $0.6 million outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2007 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended September 30, 2007.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,849,000 at September 30, 2007.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 1.	LEGAL PROCEEDINGS

On February 2, 2007, the Company became aware that one of its loan servicers which was servicing 43 loans for the Company totaling $15.4 million had filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2006. On March 2, 2007 the bankruptcy filing was converted to a Chapter 7 liquidation and the Company shortly thereafter obtained the servicing and began to directly service the loans. At the present time, the Company is seeking recovery of all monies collected and held on its behalf by the servicer and bankruptcy trustee. At September 30, 2007, the Company reported an expense of $306,000 during 2007 related to this matter.

ITEM 1A.	RISK FACTORS

Management does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. on the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended September 30, 2007:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1, 2007 - July 31, 2007	—	$—	—	30,773

August 1, 2007 – August 31, 2007	7,000	$28.05	7,000	23,773

September 1, 2007 - September 30, 2007	5,000	$26.65	5,000	18,773

On October 25, 2007, the Board of Directors approved a new stock repurchase plan covering up to 200,000 shares or approximately 7% of the Company’s outstanding common stock.

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

Date:	November 13, 2007	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 13, 2007	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)