Form 10-K
period 2007-12-31
TF FINANCIAL CORP
filed 2008-03-26
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:  0-24168

TF FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2705050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Penns Trail, Newtown, Pennsylvania	18940
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 579-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐     NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2007, was $60.6 million (2,004,828 shares at $30.25 per share).

As of March 19, 2008 there were outstanding 2,825,345 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.                  Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2007. (Parts I, II and IV)

2.                  Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

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

Item 1.                            Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2007, the Company had total assets of $701.7 million, total liabilities of $633.8 million and stockholders’ equity of $67.8 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2007 the Bank operated fifteen branch offices in Bucks and Philadelphia Counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2007, one-to-four family residential mortgage loans totaled $273.9 million or 53% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $104.3 million or 15% of total assets invested in mortgage-backed securities and $32.6 million or 5% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank, and Teragon Financial Corporation which holds a 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P. During 2006, Teragon Financial Corporation was granted approval by the state of Pennsylvania to conduct business as an insurance agency.

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

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2007 the Company’s share of deposits in each of the counties in which it operates was as follows:

County, State	Market Share for Entire County	Market Share for ZIP Codes Including Company Branches
Philadelphia, Pennsylvania	0.5%	11.2%
Bucks, Pennsylvania	1.6%	5.4%
Mercer, New Jersey	0.8%	4.2%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to-four family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2007, the Bank’s mortgage loans outstanding were $419.1 million, of which $273.9 million were secured by first mortgages on one-to-four family residential property.  Of the one-to-four family residential mortgage loans outstanding at that date, 20% were ARM’s and 80% were fixed-rate loans.  At that same date, commercial real estate and multi-family residential loans totaled $109.7 million, and construction loans totaled $35.5 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $54.3 million or 10% of total loans outstanding at December 31, 2007, of which $52.0 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $46.9 million or 9% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans held for investment:
Mortgage loans:
One-to-four family	$272,840	52.55%	$266,789	54.91%	$289,678	58.76%	$283,965	64.08%	$276,849	68.22%
Commercial real estate and multi-family	109,740	21.14	93,607	19.26	89,489	18.15	83,559	18.86	74,109	18.26
Construction	35,507	6.84	34,944	7.19	24,888	5.04	10,286	2.32	6,591	1.62
Total mortgage loans	418,087	80.53	395,340	81.36	404,055	81.95	377,810	85.26	357,549	88.10
Consumer loans:
Home equity and second mortgage	52,013	10.02	46,864	9.65	37,479	7.60	29,522	6.66	25,199	6.21
Other consumer	2,244	0.43	3,206	0.66	2,836	0.58	4,384	0.99	6,532	1.61
Total consumer and other loans	54,257	10.45	50,070	10.31	40,315	8.18	33,906	7.65	31,731	7.82
Commercial loans and leases:
Commercial loans	46,850	9.02	40,458	8.33	48,471	9.83	30,543	6.90	15,185	3.74
Commercial leases	—	—	36	—	186	0.04	857	0.19	1,371	0.34
Total commercial loans and leases	46,850	9.02	40,494	8.33	48,657	9.87	31,400	7.09	16,556	4.08
Total loans	519,194	100.00%	485,904	100.00%	493,027	100.00%	443,116	100.00%	405,836	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	675		531		505		706		924
Allowance for loan losses	(2,842)		(2,865)		(2,641)		(2,307)		(2,111)
Total loans, held for investment, net	$517,027		$483,570		$490,891		$441,515		$404,649
Loans held for sale:
Mortgage loans:
One-to-four family	$1,040	100.00%	$969	100.00%	$68	100.00%	$680	100.00%	—	—%
Total loans held for sale	$1,040	100.00%	$969	100.00%	$68	100.00%	$680	100.00%	—	—%

Mortgage-backed securities held-to-maturity:
FHLMC	$1,657	26.90%	$2,297	29.84%	$3,161	31.06%	$5,195	34.87%	$8,407	35.58%
FNMA	2,634	42.76	3,084	40.07	3,969	39.00	5,182	34.77	7,205	30.49
GNMA	1,869	30.34	2,316	30.09	3,040	29.87	4,516	30.31	8,007	33.88
Real estate investment mortgage conduit	—	—	—	—	7	0.07	7	0.05	11	0.05
Total mortgage-backed and related securities held-to-maturity	$6,160	100.00%	$7,697	100.00%	$10,177	100.00%	$14,900	100.00%	$23,630	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$5,434	5.54%	$7,888	10.61%	$9,686	11.60%	$6,614	6.38%	$8.525	7.98%
FNMA	11,183	11.39	10,330	13.90	12,173	14.58	15,108	14.58	18,385	17.22
Real estate investment mortgage conduit	81,561	83.07	56,120	75.49	61,652	73.82	81,888	79.04	79,864	74.80
Total mortgage-backed and related securities available-for-sale	$98,178	100.00%	$74,338	100.00%	$83,511	100.00%	$103,610	100.00%	$106,774	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2007, regarding the dollar amount of loans maturing in the Bank’s loan and mortgage-backed securities portfolios based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2008, are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/08 - 12/31/08	Due 1/1/09 - 12/31/12	Due After 12/31/12
	(In thousands)
Available for sale:
Mortgage-backed securities	$12	$1,694	$96,472
Loans receivable	—	—	1,040
Total	$12	$1,694	$97,512

Held to Maturity:
One-to-four family	$558	$3,733	$268,549
Commercial real estate and multi-family	5,475	3,843	100,422
Construction	35,507	—	—
Consumer and other	624	4,910	48,723
Commercial loans	39,181	1,249	6,420
Total loans receivable	81,345	13,735	424,114
Mortgage-backed securities	25	222	5,913
Total	$81,370	$13,957	$430,027

The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2008, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Available for sale:
Mortgage-backed securities	$98,166	$—
Loans	1,040	—
Total	$99,206	$—

Held to Maturity:
One-to-four family	$208,300	$63,982
Commercial real estate and multi-family	1,660	102,605
Construction	37,886	15,747
Consumer and other	—	—
Commercial loans and leases	7,660	9
Total loans receivable	255,506	182,343
Mortgage-backed securities	6,108	27
Total	$261,614	$182,370

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

Loan originations are obtained through the Bank’s retail banking channels, the local community, and referrals from established builders and realtors within the Bank’s lending area using direct advertising in local newspapers, branch signage and promotions, and word of mouth referrals. The Bank also has a mortgage lending department that is separate as to its sales efforts from the consumer lending area of the Bank. This department employs a lending manager and several commissioned loan officers. The mortgage loan officers support the Bank’s branches and customers, and additionally engage in calling efforts directed toward realtors, builders, and others that can be sources of lending business for the Bank.

The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 3% to 5% per adjustment with a lifetime cap of 5% to 6% over the life of the loan.

The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly.  Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions.  The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank’s standard underwriting guidelines for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines. The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FHLMC or FNMA while retaining the servicing rights on these loans. As of December 31, 2007, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $38.0 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

Commercial Real Estate and Multi-Family Lending.  The Bank originates permanent loans secured by commercial real estate including non-owner occupied residential, multi-family dwelling units, professional office buildings and hotels/motels. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan.  Currently, it is the Bank’s philosophy to originate commercial real estate and multi-family loans primarily on properties in its general market area.  The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates for terms of up to 25 years and typically either have a scheduled interest rate reset or are callable by the Bank, after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2007, the five largest commercial real estate and multi-family loans totaled $24.7 million with no single loan larger than $5.7 million.  At December 31, 2007, all such loans were current and the properties securing such loans are in the Bank’s market area.

Construction Lending.  At December 31, 2007, the Bank’s construction loans were $35.5 million or 7% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. At December 31, 2007, the five largest construction loans totaled $22.3 million with no single loan larger than $6.5 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $54.3 million or 10% of the Bank’s total loan portfolio at December 31, 2007.  The Bank originates consumer loans through its retail banking channel and mortgage loan department.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is considered.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans, however, can have a higher risk of default than residential mortgage loans.  At December 31, 2007, $34,000 or 0.06% of the Bank’s consumer loans were delinquent more than 90 days, compared to $98,000 or 0.04% of residential one-to-four family loans.

The Bank offers second mortgage loans on one-to-four family residences.  At December 31, 2007, second mortgage and home equity loans totaled $52.0 million, or 10% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term.  Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to-four family residential loans.

Business Lending.  The Bank makes commercial business loans predominantly on a secured or guaranteed basis.  The terms of these loans generally do not exceed five years. These loans can have floating interest rates which adjust with changes in market interest rates, usually the prime rate, or have a fixed rate related to their term to maturity.  The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing, and typically have some real estate collateral.  The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2007, the Bank had approximately $46.9 million outstanding in commercial business loans, which represented approximately 9% of its total loan portfolio. At December 31, 2007, the five largest commercial business loans totaled $19.3 million with no single loan larger than $5.1 million.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Approval authority ranges from $100,000 to $750,000 for secured loans, and $10,000 to $100,000 for unsecured loans. Members of an in-house loan committee comprising four senior members of management approve all loans over $750,000. The committee has the authority to approve secured loans up to $2.5 million and unsecured loans up to $200,000. All loans greater than $2.5 million through $5.0 million require the approval of a Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5.0 million must be approved by the Bank’s Board of Directors.

One-to-four family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested.  The Bank does not engage in sub-prime, stated income or “no-doc” style portfolio lending. An appraisal of the real estate intended to secure the proposed loan is required and is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  An independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction and funds are advanced only for work in place.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans in excess of $500,000.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.  For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $9.7 million as of December 31, 2007.

At December 31, 2007, the Bank’s five largest aggregate lending relationships had balances ranging from $6.8 to $8.6 million.  At December 31, 2007, all of these loans were current.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities.  Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2007, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) ($7.1 million), Government National Mortgage Association (“GNMA”), ($1.9 million), Federal National Mortgage Association (“FNMA”) ($14.0 million), real estate mortgage investment conduits formed from pass-through certificates issued by these same agencies (“REMICs”) ($77.3 million), and issued by private issuers ($4.4 million).

At December 31, 2007, the amortized cost of mortgage-backed securities totaled $104.7 million, or 15% of total assets, and the market value of such securities totaled approximately $104.5 million.

The Bank’s mortgage-backed securities which are so-called “pass-through” represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed through intermediaries (generally quasi-governmental agencies) to investors such as the Bank.  Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, include FHLMC, FNMA and GNMA. The REMIC securities are composed of the same loan types as the pass through certificates, but offer differing characteristics as to their expected cash flows depending on the class of such securities purchased. The Bank’s REMICs are primarily “planned amortization classes” (PAC) and “very accurately defined maturity” (VADM) classes that, when purchased, offered a high probability of predictable cash flows.

Mortgage-Backed Securities Carrying Value. The following table sets forth the carrying value of the Bank’s mortgage-backed securities held in portfolio at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
Held to maturity:
GNMA-fixed rate	$1,869	$2,316	$3,040
FHLMC ARMs	27	40	44
FHLMC-fixed rate	1,630	2,257	3,117
FNMA-fixed rate	2,634	3,084	3,969
REMICs	—	—	7
Total mortgage-backed securities held to maturity	$6,160	$7,697	$10,177
Available-for-sale:
FHLMC	$5,478	$7,888	$9,686
FNMA	11,381	10,330	12,173
REMICs	81,704	56,120	61,652
Total mortgage-backed securities available-for-sale	$98,563	$74,338	$83,511

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2007.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Contractual Held To Maturity Maturities Due	WAC	Contractual Available -For-Sale Maturities Due	WAC
	(Dollars in thousands)
Less than 1 year	$25	7.07%	$12	6.99%
1 to 3 years	69	7.91	11	7.37
3 to 5 years	153	7.14	1,683	4.53
5 to 10 years	129	8.41	36,503	4.79
10 to 20 years	2,136	5.86	38,310	4.50
Over 20 years	3,648	6.26	21,659	4.15
Total mortgage-backed securities	$6,160	6.21%	$98,178	4.53%

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

On mortgage loans or loan participations purchased by the Bank and serviced by others, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2007 the Bank used third-party servicers to service $8.5 million in mortgage loans. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

Non-performing assets

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family	$165	$141	$392	$536	$1,549
Commercial real estate and multi-family	39	61	877	23	296
Construction	3,280	—	—	—	—
Consumer and other	34	68	170	84	135
Commercial loans and leases	1,840	1,840	150	317	368
Total non-accrual loans	5,358	2,110	1,589	960	2,348

Real estate owned, net	—	—	700	700	868
Total non-performing assets	$5,358	$2,110	$2,289	$1,660	$3,216
Total non-accrual loans to loans	1.03%	0.43%	0.32%	0.22%	0.58%
Total non-accrual loans to total assets	0.76%	0.32%	0.24%	0.15%	0.39%
Total non-performing assets to total assets	0.76%	0.32%	0.35%	0.26%	0.53%

At December 31, 2007, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value less cost of disposal.

At December 31, 2007, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table.  “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

Classified Assets.  OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets.  Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.”  An asset is considered “substandard” if it may be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that the establishment of a specific loss reserve is warranted.  Assets designated “special mention” by management are assets included on the Bank’s internal watchlist because of potential weakness but that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances for OTS purposes represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  However, when an insured institution classifies all or a portion of a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may determine that general or specific allowances are insufficient.  A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2007.

At December 31, 2007
(In thousands)

Special mention assets	$7,687
Substandard	14,372
Doubtful assets	—
Loss	—
Total classified assets	$22,059

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

Although the allowance has been allocated to determine the appropriateness of the reserve, the total allowance is available to absorb any and all losses from any segment of the loan portfolio. At December 31, 2007, management believes that the allowance for loan loss is at an acceptable level.

The following table sets forth information with respect to the Bank’s allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$2,865	$2,641	$2,307	$2,111	$2,047
Provision for loan losses	—	150	540	600	330
Charge-offs:
One-to-four family	(27)	—	—	—	(16)
Commercial and multi-family real estate loans	—	—	—	(112)	—
Consumer and other loans	(69)	(55)	(122)	(186)	(219)
Commercial loans and leases	(1)	(1)	(286)	(161)	(322)
Recoveries:
One-to-four family	—	—	—	—	—
Consumer and other loans	13	65	39	55	36
Commercial loans and leases	61	65	163	—	255
Balance at end of year	$2,842	$2,865	$2,641	$2,307	$2,111

Ratio of net charge-offs (net recoveries) during the period to average loans outstanding during the period	0.02%	(0.01%)	0.04%	0.09%	0.07%
Ratio of allowance for loan losses to non-performing loans at the end of the period	53.0%	135.8%	166.3%	240.3%	89.9%
Ratio of allowance for loan losses to loans receivable at the end of the period	0.55%	0.59%	0.54%	0.52%	0.52%
Ratio of allowance for loan losses and foreclosed real estate to total non-performing assets at the end of the period	53.0%	135.8%	115.4%	139.0%	65.6%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$504	17.8%	$332	54.9%	$154	58.8%	$176	64.1%	$277	68.2%
Commercial real estate and multi-family	667	23.5	665	19.3	1,010	18.2	1,035	18.8	1,230	18.3
Construction	1,018	35.8	621	7.2	738	5.0	121	2.3	109	1.6
Consumer and other loans	246	8.6	248	10.3	115	8.2	554	7.7	246	7.8
Commercial loans and leases	407	14.3	999	8.3	624	9.8	421	7.1	249	4.1
Total allowance	$2,842	100.0%	$2,865	100.0%	$2,641	100.0%	$2,307	100.0%	$2,111	100.0%

Investment Securities

The purchase of investment securities is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank’s lending activities.  In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors.  Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s investment securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Interest-earning deposits	$123	$123	$6,860	$6,860	$177	$177

Investment securities held-to-maturity:
State and political subdivisions	$244	$246	$677	$681	$1,015	$1,036
Corporate debt securities	—	—	—	—	3,675	3,671
Total	$244	$246	$677	$681	$4,690	$4,707

Securities available-for-sale:
U.S. government and agency obligations	$2,996	$2,982	$5,990	$5,911	$5,982	$5,880
State and political subdivisions	24,628	24,833	24,406	24,429	20,844	20,563
Corporate debt securities	4,340	4,377	4,003	3,982	4,002	3,958
Equities	150	171	150	202	—	—
Total	$32,114	$32,363	$34,549	$34,524	$30,828	$30,401

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2007.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities(1)
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)
Equities	$150	—%	$—	—%	$—	—%	$—	—%	$150	—%	$171
U.S. government agency	2,996	3.28	—	3.40	—	—	—	—	2,996	3.28	2,982
Municipal obligations	244	8.88	2,381	4.78	12,120	5.21	10,127	5.79	24,872	5.44	25,079
Corporate obligations	1,000	4.24	3,340	5.50	—	—	—	—	4,340	5.21	4,377
Total	$4,390	3.70%	$5,721	5.20%	$12,120	5.21%	$10,127	5.79%	$32,358	5.18%	$32,609

(1)

Includes $32.3 million of U.S. government agency, municipal and corporate obligations which are carried as available-for-sale at December 31, 2007. Investment securities available-for-sale are carried at fair value.

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $33.3 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2007.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2007, core deposits amounted to 62% of total deposits.

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

	At December 31,
	2007			2006			2005
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts	$46,543	9.85	0.48%	$51,272	10.72	0.48%	$52,319	11.12	0.47%
Money market accounts	79,267	16.78	3.69	62,914	13.16	3.21	79,666	16.93	2.72
Non-interest-bearing checking accounts	35,904	7.60	0.00	36,991	7.74	0.00	37,138	7.89	0.00
Total transaction accounts	161,714	34.23		151,177	31.62		169,123	35.94

Passbook accounts	130,423	27.61	1.79	131,359	27.48	2.21	151,725	32.25	1.11

Certificates of deposit	180,257	38.16	4.50	195,551	40.90	4.35	149,673	31.81	3.29
Total deposits	$472,394	100.00%	2.88%	$478,087	100.00%	2.86%	$470,521	100.00%	2.39%

At December 31, 2007, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$31,363
Over three through six months	—
Over six through 12 months	101
Over 12 months	7,331
Total	$38,795

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

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

FHLB advances	$153,221	$101,701	$121,260

Weighted average interest rate	4.19%	3.93%	3.79%

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance of FHLB advances	$153,221	$148,538	$123,908
Weighted average balance of FHLB advances	$112,277	$124,013	$111,628
Weighted average interest rate of FHLB advances	4.17%	4.02%	3.52%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2007, the Bank was authorized to invest up to approximately $14.0 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2007, the Bank had two wholly-owned subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2007, the Bank had $133.5 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2007 the Bank had an investment of $111,000 in Teragon. During 2006, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2007, Teragon received $20,000 of insurance commissions.

Personnel

As of December 31, 2007, the Company had 172 full-time and 37 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

REGULATION

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

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

Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. See “Bank Regulation — Qualified Thrift Lender Test.”  If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  As an FDIC-insured bank, the Bank is subject to FDIC insurance assessments.  Following enactment of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by FDIC-insured institutions.  Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings as well as certain other risk measures, including certain financial ratios.  The annual rates for 2008 for institutions in Risk Category I range from 5 to 7 basis points and the rates for institutions in Risk Categories II, III and IV are 10, 28 and 43 basis points, respectively.  These rates may be offset by a one-time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the reserve ratio of the Deposit Insurance Fund increases above a certain amount. The FDIC may raise or lower these assessment rates based on various factors to achieve reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay special assessments to the FDIC to fund the repayment of debt obligations of the Financing Corporation (FICO), a government-sponsored entity that was formed in 1987 to recapitalize the Federal Savings and Loan Insurance Corporation.  At December 31, 2007, the annualized rate established by the FDIC for the FICO assessment was 1.14 basis points per $100 of insured deposits.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2007, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2007, the Bank was in compliance with its QTL requirement with 73% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.55% of its advances outstanding from the FHLB plus 0.55% of its unused borrowing capacity. At December 31, 2007, the Bank had $9 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2007, the Bank’s total transaction accounts required a reserve level of $386,000 which was offset by the Bank’s vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 2007.

Item 1A.                 Risk Factors

Not applicable.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2007, the Bank operated from its administrative offices and fifteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $738,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned	Location	Leased or Owned
ADMINISTRATIVE OFFICE	Owned
Newtown Office
3 Penns Trail
Newtown, PA 18940

DEPOSIT OPERATIONS	Leased	PROCESSING OPERATIONS	Owned
828C Newtown-Yardley Road		Operations Center
Suite 301B		62 Walker Lane
Newtown, PA 18940		Newtown, PA 18940(1)

BRANCH AND LOAN OFFICES	Leased	Newtown Office	Leased
Frankford Office		950 Newtown Yardley Road
4625 Frankford Avenue		Newtown, PA 18940
Philadelphia, PA 19124

Ewing Office	Owned	Mayfair Office	Owned
2075 Pennington Road		Roosevelt Blvd. at Unruh
Ewing, NJ 08618		Philadelphia, PA 19149

Hamilton Office	Owned	Doylestown Office	Owned
1850 Route 33		60 North Main Street
Hamilton Square, NJ 08690		Doylestown, PA 18901

Fishtown Office	Owned	Feasterville Office	Leased
York & Memphis Streets		Buck Hotel Complex
Philadelphia, PA 19125		Feasterville, PA 19053

Cross Keys Office	Owned	Quakerbridge Office	Leased
834 North Easton Highway		590 Lawrence Square Blvd
Doylestown, PA 18901		Lawrenceville, NJ 08648

Bridesburg Office	Owned	Woodhaven Office	Leased
Orthodox & Almond Streets		4014 Woodhaven Road
Philadelphia, PA 19137		Philadelphia, PA 19154

New Britain Office	Leased	Northern Liberties Office	Leased
600 Town Center		905 North 2nd Street
New Britain, PA 18901		Philadelphia, PA 19123

Girard Office	Leased
136 West Girard Avenue
Philadelphia, PA 19123

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

Item 4.         Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Stock Market Information” in the Registrant’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2007:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	—	—	—	218,773

November 1, 2007 - November 30, 2007	15,800	$26.34	15,800	202,973

December 1, 2007 - December 31, 2007	42,016	$25.93	42,016	160,957

Item 6.                          Selected Financial Data

The above-captioned information appears under the section captioned “Selected Financial and Other Data” in the Registrant’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 8.                          Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2007 Annual Report to Stockholders are incorporated herein by reference.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)                                                 Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective.

(b)                                                 Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control- Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The 2007 Annual Report to Shareholders does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report  in this annual report.

(c)  Changes in Internal Control Over Financial Reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.                   Executive Compensation

The information relating to executive compensation is incorporated herein by reference to the information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)           Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Voting Securities and Principal Holders Thereof” in the Registrant’s Proxy Statement.

(b)                                 Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement.

(c)                                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	252,576	$26.56	31,951
Equity compensation plans not approved by shareholders	—	—	—
TOTAL	252,576	$26.56	31,951

(1)             Plans approved by stockholders include: TF Financial Corporation 1997 Stock Option Plan, and TF Financial Corporation 2005 Stock-Based Incentive Plan.

For information regarding the material features of these plans, see Notes A10, A11, J3 and J4 to the Consolidated Financial

Statements included as part of Exhibit 13 to this report.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as a part of this report:

(1)  The following financial statements and the report of the independent auditor of the Company included in the Company’s 2007 Annual Report to Stockholders are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
Consolidated Statements of Income For the Years Ended December 31, 2007 and 2006
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

(2)  All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

 (a)        The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (2)
10.3	Severance Agreement with Kent C. Lufkin (3)
10.4	Severance Agreement with Floyd P. Haggar (3)
10.5	Severance Agreement with Dennis R. Stewart (4)
10.6	TF Financial Corporation 1997 Stock Option Plan (5)
10.7	Severance Agreement with Robert N. Dusek (6)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (7)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.10	Employment Agreement with John R. Stranford (8)
10.11	TF Financial Corporation Incentive Compensation Plan (9)
10.12	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
10.13	Severance Agreement with Elizabeth Kaspern (11)
10.14	TF Financial Corporation Stock Repurchase Plan (12)
10.15	TF Financial Corporation Amended and Restated Bylaws (13)
13.0	2007 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)       Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

(10)                  Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

(11)                  Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(12)      Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

(13)      Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 26, 2008	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of Dated: March 26, 2008.

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