Form 10-Q
period 2008-03-31
TF FINANCIAL CORP
filed 2008-05-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
May 8, 2008

Class	Outstanding
$.10 par value common stock	2,820,485 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2008	Audited December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$4,281	$5,680
Investment securities available for sale—at fair value	32,587	32,363
Investment securities held to maturity (fair value of $246)	245	244
Mortgage-backed securities available for sale—at fair value	94,770	98,178
Mortgage-backed securities held to maturity (fair value of $6,152 and $6,343, respectively)	5,906	6,160
Loans receivable, net	540,917	517,027
Loans receivable held for sale	789	1,040
Federal Home Loan Bank stock—at cost	9,329	8,782
Accrued interest receivable	2,873	3,036
Premises and equipment, net	6,058	6,267
Goodwill	4,324	4,324
Bank-owned life insurance	16,040	15,881
Other assets	3,298	2,691
TOTAL ASSETS	$721,417	701,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$478,964	$472,394
Borrowings from the Federal Home Loan Bank	163,601	153,221
Advances from borrowers for taxes and insurance	2,002	2,193
Accrued interest payable	3,692	3,415
Other liabilities	3,429	2,607
Total liabilities	651,688	633,830

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2008 and December 31, 2007, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,664,047 and 2,671,083 shares outstanding at March 31, 2008 and December 31, 2007, respectively, net of shares in treasury 2,469,515 and 2,459,440, respectively	529	529
Additional paid-in capital	53,560	53,337
Unearned ESOP shares	(1,564)	(1,595)
Treasury stock-at cost	(51,460)	(51,216)
Retained earnings	68,482	67,735
Accumulated other comprehensive income (loss)	182	(947)
Total stockholders’ equity	69,729	67,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,417	$701,673

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Interest income
Loans, including fees	$8,183	$7,779
Mortgage-backed securities	1,231	933
Investment securities	413	434
Interest-bearing deposits and other	6	67

TOTAL INTEREST INCOME	9,833	9,213

Interest expense
Deposits	3,286	3,230
Borrowings	1,632	979

TOTAL INTEREST EXPENSE	4,918	4,209

NET INTEREST INCOME	4,915	5,004
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,915	5,004

Non-interest income
Service fees, charges and other operating income	693	547
Bank owned life insurance	159	148
Gain on sale of loans	62	54
Other income	197	777

TOTAL NON-INTEREST INCOME	1,111	1,526

Non-interest expense
Employee compensation and benefits	2,538	2,668
Occupancy and equipment	728	692
Professional fees	254	224
Marketing and advertising	144	163
Other operating	598	843

TOTAL NON-INTEREST EXPENSE	4,262	4,590

INCOME BEFORE INCOME TAXES	1,764	1,940

Income tax expense	483	542

NET INCOME	$1,281	$1,398
Earnings per share—basic	$0.48	$0.51
Earnings per share—diluted	$0.48	$0.51
Dividends paid	$0.20	$0.20

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,281	$1,398
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	13	13
Deferred loan origination fees	(20)	(28)
Premiums and discounts on investment securities, net	22	21
Premiums and discounts on mortgage-backed securities, net	(59)	22
Premiums and discounts on loans, net	21	36
Discount on wholesale deposits	—	7
Depreciation of premises and equipment	242	226
Increase in value of bank-owned life insurance	(159)	(148)
Stock grant expense	90	90
Stock option expense	94	99
Stock-based benefit programs: ESOP	71	77
Proceeds from sale of loans originated for sale	5,123	4,613
Origination of loans held for sale	(4,870)	(4,286)
Gain on sale of
Mortgage loans available for sale	(62)	(54)
(Income) expense from mortgage loan derivatives	(10)	3
Expense (income) associated with forward loan sales	17	(2)
(Increase) decrease in
Accrued interest receivable	163	157
Other assets	(243)	(1,221)
Increase in
Accrued interest payable	277	748
Other liabilities	242	65
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,233	1,836

INVESTING ACTIVITIES
Loan originations	(47,228)	(37,875)
Loan principal payments	23,031	24,922
Principal repayments on mortgage-backed securities held to maturity	255	559
Principal repayments on mortgage-backed securities available for sale	4,910	2,470
Purchase of investment securities available for sale	—	(771)
Purchase of mortgage-backed securities available for sale	—	(4,869)
Proceeds from maturities of investment securities held to maturity	—	4,500
(Purchase)/redemption of Federal Home Loan Bank stock, net	(547)	479
Purchase of premises and equipment	(33)	(69)
NET CASH USED IN INVESTING ACTIVITIES	(19,612)	(10,654)

	For the three months ended March 31,
	2008	2007
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	6,570	6,604
Net increase in short-term borrowings from the Federal Home Loan Bank	7,551	4,759
Proceeds of long-term Federal Home Loan Bank borrowings	7,900	—
Repayment of long-term Federal Home Loan Bank borrowings	(5,071)	(4,956)
Net decrease in advances from borrowers for taxes and insurance	(191)	(63)
Treasury stock acquired	(253)	(1,553)
Exercise of stock options	8	1,742
Tax benefit arising from stock compensation	—	363
Common stock dividends paid	(534)	(551)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,980	6,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,399)	(2,473)

Cash and cash equivalents at beginning of period	5,680	12,364

Cash and cash equivalents at end of period	$4,281	$9,891

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings from Federal Home Loan Bank	$4,641	$3,461
Income taxes	$22	$180
Non-cash transactions
Capitalization of mortgage servicing rights	$65	$70
Transfers from loans to real estate acquired through foreclosure	$306	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2008 (unaudited) and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

	March 31, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,690	$(575)	$1,115
Pension plan benefit adjustment related to prior service costs and actuarial losses	22	(8)	14

Other comprehensive income, net	$1,712	$(583)	$1,129

	March 31, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$250	$(86)	$164

Other comprehensive income, net	$250	$(86)	$164

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended March 31, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,281	2,665,614	$0.48
Effect of dilutive securities
Stock options and grants	—	789	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,281	2,666,403	$0.48

There were 209,883 options to purchase shares of common stock at an average price range of $24.71 to $34.14 per share which were outstanding during the first three months of 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended March 31, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,398	2,751,158	$0.51
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,398	2,751,158	$0.51

There were 20,638 options to purchase shares of common stock at a price of $34.14 per share which were outstanding during the three months ended March 31, 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6- FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value measurement hierarchy for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The fair value hierarchy levels are summarized below:

•                  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 inputs are unobservable and contain assumptions of the party fair valuing the asset or liability.

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by value hierarchy level are summarized below (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets
Investment securities available for sale	$170	$32,417	$—	$32,587
Mortgage-backed securities available for sale	—	94,770	—	94,770
Impaired loans	—	—	3,144	3,144
Derivative loan commitments	—	—	13	13
Forward loan sales

Liabilities
Forward loan sales	—	—	20	20

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. Active listed equities are generally classified within Level 1 of the fair value hierarchy.  Government-sponsored agency debt securities and corporate bonds are primarily priced through a multi-dimensional relational model, a level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions.  Municipal securities are also measured within the level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include FNMA and FHLMC certificates and real estate mortgage investment conduits which are valued under a level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of the recorded investment in the loan or market value. The loans identified as impaired are real estate secured.  Market value is determined by using the value of the collateral securing the loans and is therefore classified as a level 3 hierarchy.  The value of the real estate is determined by qualified independent licensed appraisers contracted by the Company to perform the assessment.  The appraised value is then discounted based upon management’s experience, understanding of the customer and the customer’s business as well as economic conditions.  Impaired loans are reviewed and evaluated on a quarterly basis for additional impairment and adjusted accordingly, based upon the pertinent conditions.

The fair value of derivative loan commitments and forward loan sales are determined at the time the underlying loan is identified as held for sale with changes in fair value correlated to the change in secondary market loan pricing. The value is adjusted to reflect the Company’s historical loan “fallout” experience which incorporates such factors as changes in market rates, origination channels and loan purpose.

The Company is also required to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  Adjustments may result from application of lower-of-cost or fair value accounting.

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Derivative loan commitments

Beginning balance December 31, 2007	$3
Total gains/(losses) –realized/unrealized:
Included in earnings	10
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance March 31, 2008	$13

The following table presents additional information about liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Forward loan sales

Beginning balance December 31, 2007	$3
Total losses/ (gains) –realized/unrealized:
Included in earnings	17
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance March 31, 2008	$20

NOTE 7- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At March 31 2008, there was $324,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 14.7 months.

Stock-based compensation expense included in net income related to stock options was $94,000 and $99,000 for the quarters ended March 31, 2008 and 2007 respectively, resulting in a tax benefit of $29,000 for both quarters ended March 31, 2008 and 2007.

Option activity under the Company’s stock option plan as of March 31, 2008 is as follows:

	2008
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2008	252,576	$26.56
Options granted	—	—
Options exercised	(425)	17.56
Options forfeited	(500)	29.75
Options expired	—	—
Outstanding at March 31, 2008	251,651	$26.57	3.35	$331
Options exercisable at March 31, 2008	184,201	$25.83	3.61	$331

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $2,100 and $1,069,000, respectively. Exercise of stock options during the three months ended March 31, 2008 and 2007 resulted in cash receipts of $8,000 and $1,742,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 for each of the quarters ended March 31, 2008 and 2007. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $55,000 and $61,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

NOTE 8- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31,
	2008	2007

Components of net periodic benefit cost
Service cost	$98	$84
Interest cost	62	53
Expected return on plan assets	(105)	(100)
Amortization of prior service cost	14	12
Recognized net actuarial loss	8	15

Net periodic benefit cost	$77	$64

The employer contribution made for the three months ended March 31, 2008 and 2007 was $218,000 and $1,107,000, respectively.

NOTE 9- NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, FASB Issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact as a result of this statement on its consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (FSP) FAS 157-2 which provides a one-year deferral of the effective date for SFAS 157 with respect to all nonfinancial assets and liabilities, except those items recognized or disclosed in the financial statements on a recurring basis (that is at least annually). The FSP is effective upon issuance.

In March 2008, FASB Issued Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities an amendment of FASB Statement 133”. The statement requires expanded disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. This statement is effective for fiscal years and interim periods beginning November 15, 2008 with early adoption permitted. The Company does not anticipate a material impact as a result of this statement on its consolidated financial statements

NOTE 10- RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Financial Position

The Company’s total assets at March 31, 2008 and December 31, 2007 were $721.4 million and $701.7 million, respectively, an increase of $19.7 million, or 2.8% during the three-month period. Cash and cash equivalents decreased by $1.4 million. Investment securities available for sale increased $224,000 due to an increase in the fair value of the securities. Mortgage-backed securities available for sale decreased by $3.4 million due to principal repayments received of $4.9 million offset by an increase in the fair value of the securities of $1.4 million.  Mortgage-backed securities held to maturity decreased by $254,000 mainly as a result of principal repayments.

Loans receivable increased by $23.6 million during the first three months of 2008. Consumer and single-family residential mortgage loans of $27.5 million and commercial loans of $19.7 were originated during the first quarter of 2008. Principal repayments of loans receivable were $23.0 million. The Bank’s loans to deposit ratio, a measure of the success of the Bank’s lending efforts was 113.1% at March 31, 2008. The Company had $79.1 million of prime-rate based loans at March 31, 2008.  Loans originated for sale during the first quarter of 2008 totaled $4.9 million, and there were $5.1 million in proceeds from the sale of loans in the secondary market during this period.

Total liabilities increased by $17.9 million during the first quarter of 2008. Deposit balances grew by $6.6 million during the quarter; the net result of a $9.1 million increase in non-interest checking, interest-bearing checking and money market offset by a $2.6 million decrease in savings accounts. At March 31, 2008, the Bank had $85.2 million of deposits indexed to the yield of the Merrill Lynch Ready Asset Money Market Fund. Advances from the Federal Home Loan Bank increased by $10.4 million in the first quarter of 2008; the result of $7.9 million in new long term advances and a $7.6 million increase in short-term borrowings, less scheduled amortization payments of $5.1 million.

Total consolidated stockholder’s equity of the Company was $69.7 million or 9.7 % of total assets at March 31, 2008. During the first quarter of 2008, the Company repurchased 10,500 shares of its common stock and issued 425 shares pursuant to the exercise of stock options. At March 31, 2008, there were approximately 150,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

At the end of the first quarter of 2008, the Company consummated foreclosure proceedings on two parcels of commercial real estate with a combined loan balance of $1.5 million. These loans were non-performing at December 31, 2007. One parcel has been recorded as real estate owned totaling $306,000 and was included in other assets in the consolidated balance sheet at March 31, 2008. The Company is currently awaiting transfer of title from the sheriff’s office. As a result of this specific foreclosure, the Bank recorded a charge off in the amount of $347,000. During the foreclosure proceedings of the second property, a bid from an unrelated party was made which would satisfy the outstanding contractual obligations of the borrower with the Bank. The related loan of $939,000 was disclosed as a nonperforming loan as the transaction was in the process of settlement with the sheriff’s office at March 31, 2008. The Bank does not anticipate any further charges against the allowance as a result of the foregoing discussed foreclosures. During the first quarter of 2008 and 2007, the Company’s provision for loan losses was $0. With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Non-performing loans	$3,144	$5,358	$2,783
Ratio of non-performing loans to gross loans	0.58%	1.03%	0.57%
Ratio of non-performing loans to total assets	0.44%	0.76%	0.42%
Ratio of total non-performing assets to total assets	0.48%	0.76%	—%
Ratio of allowance for loan losses to total loans	0.46%	0.55%	0.58%
Ratio of allowance for loan losses to non-performing loans	79.61%	53.00%	103.13%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2008	2007
Beginning balance, January 1,	$2,842	$2,865
Provision	—	—
Less: charge-off’s (recoveries), net	339	(5)
Ending balance, March 31,	2,503	2,870

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net Income. The Company recorded net income of $1,281,000, or $0.48 per diluted share, for the three months ended March 31, 2008 as compared to net income of $1,398,000, or $0.51 per diluted share, for the three months ended March 31, 2007.

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

	March 31,
	2008			2007
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$528,865	$8,183	6.22%	$487,698	$7,779	6.47%
Mortgage-backed securities	102,223	1,231	4.84%	80,637	933	4.69%
Investment securities(2)	41,783	530	5.10%	41,282	544	5.34%
Other interest-earning assets(3)	971	6	2.49%	5,983	67	4.54%
Total interest-earning assets	673,842	9,950	5.94%	615,600	9,323	6.14%
Non interest-earning assets	34,879			34,076
Total assets	$708,721			$649,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	473,160	3,286	2.79%	476,374	3,230	2.75%
Borrowings from the FHLB	159,051	1,632	4.13%	99,270	979	4.00%
Total interest-bearing liabilities	632,211	4,918	3.13%	575,644	4,209	2.97%
Non interest-bearing liabilities	8,531			7,917
Total liabilities	640,742			583,561
Stockholders’ equity	67,979			66,115
Total liabilities and stockholders’ equity	$708,721			$649,676
Net interest income		$5,032			$5,114
Interest rate spread(4)			2.81%			3.18%
Net yield on interest-earning assets(5)			3.00%			3.37%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			107%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $117,000 and $110,000 for the quarter ended March 31, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended March 31,
	2008 vs 2007 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,931	$(1,527)	$404
Mortgage-backed securities	266	32	298
Investment securities (1)	39	(53)	(14)
Other interest-earning assets	(40)	(21)	(61)
Total interest-earning assets	2,196	(1,569)	627
Interest expense:
Deposits	(107)	163	56
Borrowings from the FHLB	620	33	653
Total interest-bearing liabilities	513	196	709
Net change in net interest income	$1,683	$(1,765)	$(82)

(1)

Tax equivalent adjustments to interest on investment securities were $117,000 and $110,000 for the quarters ended March 31, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $627,000 or 6.7% to $10.0 million for the quarter ended March 31, 2008 compared with the first quarter of 2007. The average balance of loans outstanding increased between the two periods as a result of loan originations added to the portfolio during the intervening period. However the average yield on loans decreased 25 basis points primarily as a result of the Company’s reduction of its prime rate, three times during the first quarter of 2008 and three times during the last two quarters of 2007 by a combined 300 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from mortgage-backed securities was higher in the first quarter of 2008 in comparison to the same period of 2007 due to purchases of $28.5 million of securities during the intervening period. Interest income from investment securities increased slightly as a result of purchases of $3.3 million in excess of maturities of $2.4 million of securities during the intervening period.

Total Interest Expense. Total interest expense increased by $709,000 to $4.9 million during the three-month period ended March 31, 2008 as compared with the first quarter of 2007. Interest rates paid on the Bank’s deposits remained high for most of the first quarter of 2008 as a result of the competitive pricing environment of the Bank’s deposit market. Although the average balance of deposits reflects only a $3.2 million reduction in balances, the average deposit balances during the first quarter of 2007 included broker-originated certificates of deposit of $11.7 million which fully matured during the second and third quarters of 2007.

Interest expense associated with borrowings from the Federal Home Loan Bank increased $653,000 between the first quarter of 2008 and 2007. During the intervening period, the Bank increased its borrowings by $62.1 million from the FHLB to fund loan growth as well as security purchases.

Non-interest income. Total non-interest income was $1.1 million for the first quarter of 2008 compared with $1.5 million for the same period in 2007.  The first quarter of 2007 included $777,000 of non-recurring income from a fraud-related settlement while the first quarter of 2008 included a $197,000 insurance claim recovery related to a 2007 expense sustained as a result of the bankruptcy of one of the Bank’s loan servicing agents. Additionally, other income during the first quarter of 2008 included $100,000 of non-recurring income recognized due to forfeited deposits on real estate held for development.

Non-interest expense. Total non-interest expense decreased by $328,000 to $4.3 million for the three months ended March 31, 2008 compared to the same period in 2007. During the first quarter of 2007, the Bank incurred a $270,000 loss as the result of the bankruptcy of one of the Bank’s loan servicing agents.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank. There has been no material adverse change during the three-month period ended March 31, 2008 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2008, the Company had commitments outstanding under letters of credit of $1.4 million, commitments to originate loans of $19.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $55.7 million. At March 31, 2008, the Bank had $3.8 million outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2008 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2008.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,503,000 at March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files and submits pursuant to the rules and forms of the SEC is accumulated and communicated to the Company’s management including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended March 31, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 1, 2008 - January 31, 2008	—	$—	—	160,957

February 1, 2008 – February 29, 2008	—	$—	—	160,957

March 1, 2008 - March 31, 2008	10,500	$24.09	10,500	150,457

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on April 23, 2008. There were outstanding and entitled to vote at the Meeting 2,830,684 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,620,182 shares of Common Stock representing 92.56% of the total eligible votes to be cast. Proposal 1 was to elect two directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2008 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

	Proposal 1

	Election of two directors of the Company.

	John R. Stranford	FOR:	2,030,024	PERCENT FOR:	77.48%
		WITHHELD:	590,158	PERCENT WITHHELD:	22.52%
	Albert M. Tantala	FOR:	2,377,676	PERCENT FOR:	90.74%
		WITHHELD:	242,506	PERCENT WITHHELD:	9.26%

	Proposal 2

	Ratification of the appointment of Grant Thornton, LLP as independent auditor for the Company December 31, 2008 fiscal year.

			FOR:	2,576,055	PERCENT FOR:	98.31%
			AGAINST:	33,167	PERCENT AGAINST:	1.27%
			ABSTAIN:	10,960	PERCENT ABSTAIN	0.42%

ITEM 5.	OTHER INFORMATION

	None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2008	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 14, 2008	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)