Form 10-Q
period 2008-06-30
TF FINANCIAL CORP
filed 2008-08-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
August 8, 2008

Class	Outstanding
$.10 par value common stock	2,802,035 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2008	Audited December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$4,327	$5,680
Investment securities available for sale—at fair value	31,010	32,363
Investment securities held to maturity (fair value of $245 and $246, respectively)	245	244
Mortgage-backed securities available for sale—at fair value	87,336	98,178
Mortgage-backed securities held to maturity (fair value of $5,408 and $6,343, respectively)	5,271	6,160
Loans receivable, net	549,159	517,027
Loans receivable held for sale	360	1,040
Federal Home Loan Bank stock—at cost	9,292	8,782
Accrued interest receivable	2,941	3,036
Premises and equipment, net	5,884	6,267
Goodwill	4,324	4,324
Bank-owned life insurance	16,196	15,881
Other assets	3,242	2,691
TOTAL ASSETS	$719,587	701,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$486,994	$472,394
Borrowings from the Federal Home Loan Bank	154,703	153,221
Advances from borrowers for taxes and insurance	2,549	2,193
Accrued interest payable	3,641	3,415
Other liabilities	2,639	2,607
Total liabilities	650,526	633,830

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2008 and December 31, 2007, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,648,576 and 2,671,083 shares outstanding at June 30, 2008 and December 31, 2007, respectively, net of shares in treasury 2,487,965 and 2,459,440, respectively	529	529
Additional paid-in capital	53,782	53,337
Unearned ESOP shares	(1,534)	(1,595)
Treasury stock-at cost	(51,890)	(51,216)
Retained earnings	69,135	67,735
Accumulated other comprehensive loss	(961)	(947)
Total stockholders’ equity	69,061	67,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$719,587	$701,673

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans, including fees	$8,155	$7,986	$16,338	$15,765
Mortgage-backed securities	1,132	1,006	2,363	1,939
Investment securities	365	404	778	838
Interest-bearing deposits and other	4	19	10	86

TOTAL INTEREST INCOME	9,656	9,415	19,489	18,628

Interest expense
Deposits	2,926	3,416	6,212	6,646
Borrowings	1,571	1,056	3,203	2,035

TOTAL INTEREST EXPENSE	4,497	4,472	9,415	8,681

NET INTEREST INCOME	5,159	4,943	10,074	9,947

Provision for loan losses	340	—	340	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,819	4,943	9,734	9,947

Non-interest income
Service fees, charges and other operating income	543	514	1,236	1,061
Bank-owned life insurance	156	153	315	301
Gain on sale of loans	97	63	159	117
Gain on sale of foreclosed real estate	342	—	342	—
Other income	—	—	197	777

TOTAL NON-INTEREST INCOME	1,138	730	2,249	2,256

Non-interest expense
Compensation and benefits	2,677	2,680	5,215	5,348
Occupancy and equipment	740	712	1,468	1,404
Professional fees	167	133	421	357
Marketing and advertising	145	163	289	326
Other operating	603	580	1,201	1,423

TOTAL NON-INTEREST EXPENSE	4,332	4,268	8,594	8,858

INCOME BEFORE INCOME TAXES	1,625	1,405	3,389	3,345

Income taxes	441	368	924	910

NET INCOME	$1,184	$1,037	$2,465	$2,435

Earnings per share—basic	$0.45	$0.38	$0.92	$0.89
Earnings per share—diluted	$0.44	$0.38	$0.92	$0.89
Dividends paid per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,465	$2,435
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of:
Mortgage loan servicing rights	79	23
Deferred loan origination fees	19	(53)
Premiums and discounts on investment securities, net	44	46
Premiums and discounts on mortgage-backed securities, net	(96)	45
Premiums and discounts on loans, net	42	67
Discount on wholesale deposits	—	12
Provision for loan losses	340	—
Depreciation of premises and equipment	484	442
Increase in value of bank-owned life insurance	(315)	(301)
Stock grant expense	180	180
Stock option expense	186	195
Stock-based benefit programs: ESOP	141	168
Proceeds from sale of loans originated for sale	10,968	10,523
Origination of loans held for sale	(10,269)	(10,370)
Gain on sale of
Mortgage loans available for sale	(159)	(117)
Real estate acquired through foreclosure	(342)	—
Expense from mortgage loan derivatives	6	(9)
Income associated with forward loan sales	(1)	1
(Increase) decrease in
Accrued interest receivable	95	92
Other assets	(117)	(1,284)
Increase (decrease) in
Accrued interest payable	226	145
Other liabilities	32	(44)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,008	2,196

INVESTING ACTIVITIES
Loan originations	(88,249)	(74,639)
Loan principal payments	54,471	58,950
Principal repayments on mortgage-backed securities held to maturity	887	964
Principal repayments on mortgage-backed securities available for sale	11,171	5,310
Purchase of investment securities available for sale	—	(771)
Purchase of mortgage-backed securities available for sale	—	(13,798)
Proceeds from maturities of investment securities held to maturity	—	6,455
Proceeds from maturities of investment available for sale	1,000	—
(Purchase)/redemption of Federal Home Loan Bank stock, net	(510)	255
Proceeds from the sale of real estate acquired through foreclosure	1,272	—
Purchase of premises and equipment	(101)	(379)
Maturities of certificates of deposits in other financial institutions	—	40
NET CASH USED IN INVESTING ACTIVITIES	(20,059)	(17,613)

	For the six months ended June 30,
	2008	2007
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	14,600	11,479
Net (decrease) increase in short-term borrowings from the Federal Home Loan Bank	(3,090)	8,366
Proceeds of long-term Federal Home Loan Bank borrowings	14,309	—
Repayment of long-term Federal Home Loan Bank borrowings	(9,737)	(9,957)
Net increase in advances from borrowers for taxes and insurance	356	868
Treasury stock acquired	(683)	(2,909)
Exercise of stock options	8	1,771
Tax benefit arising from stock compensation	—	363
Common stock dividends paid	(1,065)	(1,102)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,698	8,879

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,353)	(6,538)

Cash and cash equivalents at beginning of period	5,680	12,364

Cash and cash equivalents at end of period	$4,327	$5,826

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings from Federal Home Loan Bank	$9,189	$8,536
Income taxes	$342	$180
Non-cash transactions
Capitalization of mortgage servicing rights	$140	$150
Transfers from loans to real estate acquired through foreclosure	$1,236	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2008 (unaudited) and December 31, 2007 and for the three and six-month periods ended June 30, 2008 and 2007 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company follows Statement of Financial Accounting Standard (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive loss are as follows for the three months ended:

	June 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(1,768)	$603	$(1,165)
Pension plan benefit adjustment related to prior service costs and actuarial losses	34	(12)	22

Other comprehensive loss, net	$(1,734)	$591	$(1,143)

	June 30, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(1,122)	$381	$(741)
Pension plan benefit adjustment related to prior service costs and actuarial losses	55	(19)	36

Other comprehensive loss, net	$(1,067)	$362	$(705)

The components of other comprehensive loss are as follows for the six months ended:

	June 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(77)	$26	$(51)
Pension plan benefit adjustment related to prior service costs and actuarial losses	55	(18)	37

Other comprehensive loss, net	$(22)	$8	$(14)

	June 30, 2007
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(872)	$295	$(577)
Pension plan benefit adjustment related to prior service costs and actuarial losses	55	(19)	36

Other comprehensive loss, net	$(817)	$276	$(541)

NOTE 5 - EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended June 30, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,184	2,660,757	$0.45
Effect of dilutive securities
Stock options and grants	—	10,011	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,184	2,670,768	$0.44

	Six months ended June 30, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,465	2,665,544	$0.92
Effect of dilutive securities
Stock options and grants	—	5,477	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,465	2,671,021	$0.92

There were 204,773 options to purchase shares of common stock at an average price range of $24.71 to $34.14 per share which were outstanding for the three months and six months ended June 30, 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended June 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,037	2,743,959	$0.38
Effect of dilutive securities
Stock options and grants	—	4,610	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,037	2,748,569	$0.38

	Six months ended June 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,435	2,747,498	$0.89
Effect of dilutive securities
Stock options and grants	—	2,344	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,435	2,749,842	$0.89

There were 20,128 options to purchase shares of common stock at a price of $34.14 per share which were outstanding for the three months and six months ended June 30, 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets
Investment securities available for sale	$154	$30,856	$—	$31,010
Mortgage-backed securities available for sale	—	87,336	—	87,336
Impaired loans	—	—	2,076	2,076
Derivative loan commitments	—	—	3	3

Liabilities
Forward loan sales	—	—	4	4
Derivative loan commitments	—	—	6	6

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of the recorded investment in the loan or market value. The loans identified as impaired are real estate secured.  Market value is determined by using the value of the collateral securing the loans and is therefore classified as a level 3 hierarchy.  The value of the real estate is determined by qualified independent licensed appraisers contracted by the Company to perform the assessment.  The appraised value is then discounted based upon management’s experience, which includes estimated disposal costs, understanding of the customer and the customer’s business as well as economic conditions.  Impaired loans are reviewed and evaluated on a quarterly basis for additional impairment and adjusted accordingly, based upon the pertinent conditions.

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

The Company also measures certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  Adjustments may result from application of lower-of-cost or fair value accounting.

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Derivative loan commitments

Beginning balance December 31, 2007	$3
Total gains/(losses) –realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance June 30, 2008	$3

The following table presents additional information about liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Forward loan sales	Derivative loan commitments

Beginning balance December 31, 2007	$3	$—
Total losses/ (gains) –realized/unrealized:
Included in earnings	1	6
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Ending balance June 30, 2008	$4	$6

NOTE 7 - STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At June 30 2008, there was $232,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 8.8 months.

Stock-based compensation expense included in net income related to stock options was $92,000 and $96,000 for the quarters ended June 30, 2008 and 2007 respectively, resulting in a tax benefit of $28,000 and $30,000, respectively. Stock-based compensation expense included in net income related to stock options was $186,000 and $195,000 for the six months ended June 30, 2008 and 2007 respectively, resulting in a tax benefit of $58,000 and $60,000, respectively.

Option activity under the Company’s stock option plan as of June 30, 2008 is as follows:

	2008
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2008	252,576	$26.56
Options granted	—	—
Options exercised	(425)	17.56
Options forfeited	(5,610)	28.27
Options expired	—	—
Outstanding at June 30, 2008	246,541	$26.54	3.16	$296
Options exercisable at June 30, 2008	179,113	$25.76	3.08	$296

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $2,100 and $1,085,000, respectively. Exercise of stock options during the six months ended June 30, 2008 and 2007 resulted in cash receipts of $8,000 and $1,770,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $90,000 for each of the quarters ended June 30, 2008 and 2007. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $54,000 and $77,000 for the quarters ended June 30, 2008 and 2007, respectively. Stock-based compensation expense included in net income related to stock grants was $180,000 for each of the six month periods ended June 30, 2008 and 2007. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $109,000 and $137,000 for the six month periods ended June 30, 2008 and 2007, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30,
	2008	2007

Components of net periodic benefit cost
Service cost	$98	$84
Interest cost	62	53
Expected return on plan assets	(105)	(100)
Amortization of prior service cost	8	16
Recognized net actuarial loss	26	13

Net periodic benefit cost	$89	$66

	Six months ended June 30,
	2008	2007

Components of net periodic benefit cost
Service cost	$196	$168
Interest cost	123	106
Expected return on plan assets	(210)	(200)
Amortization of prior service cost	15	30
Recognized net actuarial loss	40	25

Net periodic benefit cost	$164	$129

The employer contribution made for the six months ended June 30, 2008 and 2007 was $218,000 and $1,107,000, respectively.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In February 2008, FASB issued FASB Staff Position (FSP) FAS 157-2 which provides a one-year deferral of the effective date for SFAS 157 with respect to all nonfinancial assets and liabilities, except those items recognized or disclosed in the financial statements on a recurring basis (that is at least annually). The FSP is effective upon issuance.

In March 2008, FASB Issued Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities an amendment of FASB Statement 133”. The statement requires expanded disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. This statement is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption permitted. The Company does not anticipate a material impact as a result of this statement on its consolidated financial statements.

In April 2008, FASB issued Statement FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under Statement 142. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.

NOTE 10 - RECLASSIFICATIONS

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

Financial Position

The Company’s total assets at June 30, 2008 and December 31, 2007 were $719.6 million and $701.7 million, respectively, an increase of $17.9 million, or 2.6% during the six-month period. Investment securities available for sale decreased $1.4 million due to maturities of $1.0 million, a decrease in the fair value of the securities of $0.3 million, as well as net premium amortization of $0.1 million. Mortgage-backed securities available for sale decreased by $10.8 million due to principal repayments received of $11.2 million offset by an increase in the fair value of the securities of $0.3 million and net premium amortization of $0.1 million.  Mortgage-backed securities held to maturity decreased by $0.9 million mainly as a result of principal repayments.

Loans receivable increased by $31.5 million during the first six months of 2008. Consumer and single-family residential mortgage loans of $47.6 million and commercial loans of $40.7 were originated during the six months of 2008. Principal repayments of loans receivable were $54.5 million. The Company had $80.7 million of prime-rate based loans at June 30, 2008.  Loans originated for sale during the six months of 2008 totaled $10.3 million, and there were $11.0 million in proceeds from the sale of loans in the secondary market during this period.

Total liabilities increased by $16.7 million during the first six months of 2008. Deposit balances grew by $14.6 million during the first half of the year; the net result of a $7.4 million increase in non-interest checking, interest-bearing checking and money market accounts offset by a $5.1 million decrease in savings accounts. At June 30, 2008, the Bank had $77.5 million of deposits indexed to the yield of the Merrill Lynch Ready Asset Money Market Fund. Retail certificates of deposit increased $12.2 million during the first six months of 2008. Advances from the Federal Home Loan Bank increased by $1.5 million in the first six months of 2008; the result of $14.3 million in new long term advances less a $3.1 million decrease in short-term borrowings, less scheduled amortization payments of $9.7 million.

Total consolidated stockholder’s equity of the Company was $69.1 million or 9.6 % of total assets at June 30, 2008. During the first six months of 2008, the Company repurchased 28,950 shares of its common stock and issued 425 shares pursuant to the exercise of stock options. At June 30, 2008, there were approximately 132,000 shares available for repurchase under the previously announced share repurchase plan.

During the quarter, the Company closed its branch office on Quakerbridge Road in Mercer County, New Jersey, and reassigned approximately $9 million in deposits to its nearby offices in Ewing and Hamilton, New Jersey.

Asset Quality

At the end of the first quarter of 2008, the Company completed foreclosure proceedings on two parcels of commercial real estate with a combined loan balance of $1.5 million. These loans were non-performing at December 31, 2007. One parcel has been recorded as real estate owned totaling $306,000 and was included in other assets in the consolidated balance sheet at June 30, 2008. As a result of this specific foreclosure, the Bank recorded a charge off in the amount of $347,000. During the foreclosure proceedings of the second property, a bid from an unrelated party was made which satisfied the outstanding contractual obligations of the borrower with the Bank. This foreclosure and simultaneous sale resulted in a $342,000 gain which is included in non-interest income of the Company during the second quarter of 2008. The Bank does not anticipate any further charges against the allowance as a result of the foregoing discussed foreclosures. During the first half of 2008 and 2007, the Company’s provision for loan losses was $340,000 and $0, respectively. With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Non-performing loans	$2,368	$5,358	$4,965
Ratio of non-performing loans to gross loans	0.43%	1.03%	0.99%
Ratio of non-performing loans to total assets	0.33%	0.76%	0.75%
Ratio of total non-performing assets to total assets	0.37%	0.76%	0.75%
Ratio of allowance for loan losses to total loans	0.52%	0.55%	0.57%
Ratio of allowance for loan losses to non-performing loans	120.1%	53.00%	57.40%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2008	2007
Beginning balance, January 1,	$2,842	$2,865
Provision	340	—
Less: charge-off’s (recoveries), net	337	15
Ending balance, June 30,	2,845	2,850

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income. The Company recorded net income of $1,184,000, or $0.44 per diluted share, for the three months ended June 30, 2008 as compared to net income of $1,037,000, or $0.38 per diluted share, for the three months ended June 30, 2007.

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

	June 30,
	2008			2007
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$545,958	$8,155	6.01%	$498,321	$7,986	6.43%
Mortgage-backed securities	97,397	1,132	4.67%	86,619	1,006	4.66%
Investment securities(2)	41,915	482	4.63%	37,474	512	5.48%
Other interest-earning assets(3)	665	4	2.42%	1,195	19	6.38%
Total interest-earning assets	685,935	9,773	5.73%	623,609	9,523	6.13%
Non interest-earning assets	36,265			34,032
Total assets	$722,200			$657,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	486,394	2,926	2.42%	481,084	3,416	2.85%
Borrowings from the FHLB	155,675	1,571	4.06%	103,182	1,056	4.10%
Total interest-bearing liabilities	642,069	4,497	2.82%	584,266	4,472	3.07%
Non interest-bearing liabilities	9,934			8,260
Total liabilities	652,003			592,526
Stockholders’ equity	70,197			65,115
Total liabilities and stockholders’ equity	$722,200			$657,641
Net interest income		$5,276			$5,051
Interest rate spread(4)			2.91%			3.06%
Net yield on interest-earning assets(5)			3.09%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			107%			107%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $117,000 and $108,000 for the quarter ended June 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30,
	2008 vs 2007 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,588	$(2,419)	$169
Mortgage-backed securities	123	3	126
Investment securities (1)	264	(294)	(30)
Other interest-earning assets	(6)	(9)	(15)
Total interest-earning assets	2,969	(2,719)	250
Interest expense:
Deposits	248	(738)	(490)
Borrowings from the FHLB	597	(82)	515
Total interest-bearing liabilities	845	(820)	25
Net change in net interest income	$2,124	$(1,899)	$225

(1)

Tax equivalent adjustments to interest on investment securities were $117,000 and $108,000 for the quarters ended June 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a tax equivalent basis, increased by $250,000 or 2.6% to $9.8 million for the quarter ended June 30, 2008 compared with the second quarter of 2007. The average balance of loans outstanding increased between the two periods as a result of loan originations added to the portfolio during the intervening period. However, the average yield on loans decreased 42 basis points primarily as a result of the Company’s reduction of its prime rate four times during 2008 and three times during the last two quarters of 2007 by a combined 325 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from mortgage-backed securities was higher in the second quarter of 2008 in comparison to the same period of 2007 due to purchases of $19.6 million of securities during the intervening period. Interest income from investment securities decreased slightly as a result of reduced dividends received on FHLB stock despite increased balances of FHLB stock held.

Total Interest Expense. Total interest expense increased by $25,000 to $4.5 million during the three-month period ended June 30, 2008 as compared with the second quarter of 2007. Interest rates paid on the Bank’s deposits dropped significantly during the second quarter of 2008, as rates on deposits indexed to the Merrill Lynch Ready Asset Money Market Fund decreased by 228 basis points during the first six months of 2008. Although the average balance of deposits reflects a $5.3 million increase in balances, the average deposit balances during the second quarter of 2007 included broker-originated certificates of deposit of $7.1 million which fully matured during the second and third quarters of 2007.

Interest expense associated with borrowings from the Federal Home Loan Bank increased $515,000 between the second quarters of 2008 and 2007. During the intervening period, the Bank increased its borrowings by $52.5 million from the FHLB to fund loan growth as well as security purchases.

Non-interest income. Total non-interest income was $1.1 million for the second quarter of 2008 compared with $0.7 million for the same period in 2007. During the second quarter of 2008, non-interest income included the $342,000 gain on sale of foreclosed real estate.

Non-interest expense. Total non-interest expense in creased by $64,000 to $4.3 million for the three months ended June 30, 2008 compared to the same period in 2007. Legal expenses increased $25,000 between the two quarters largely due to services rendered in conjunction with non-performing assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income. The Company recorded net income of $2,465,000, or $0.92 per diluted share, for the six months ended June 30, 2008 as compared to net income of $2,435,000, or $0.89 per diluted share, for the six months ended June 30, 2007.

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

	June 30,
	2008			2007
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$537,411	$16,338	6.11%	$493,038	$15,765	6.45%
Mortgage-backed securities	99,810	2,363	4.76%	83,644	1,939	4.67%
Investment securities(2)	41,850	1,012	4.86%	39,368	1,056	5.41%
Other interest-earning assets(3)	818	10	2.46%	3,571	86	4.86%
Total interest-earning assets	679,889	19,723	5.83%	619,621	18,846	6.13%
Non interest-earning assets	35,344			34,091
Total assets	$715,233			$653,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	479,497	6,212	2.61%	478,742	6,646	2.80%
Borrowings from the FHLB	157,363	3,203	4.09%	101,237	2,035	4.05%
Total interest-bearing liabilities	636,860	9,415	2.97%	579,979	8,681	3.02%
Non interest-bearing liabilities	9,285			8,103
Total liabilities	646,145			588,082
Stockholders’ equity	69,088			65,630
Total liabilities and stockholders’ equity	$715,233			$653,712
Net interest income		$10,308			$10,165
Interest rate spread(4)			2.86%			3.12%
Net yield on interest-earning assets(5)			3.05%			3.31%
Ratio of average interest-earning assets to average interest- bearing liabilities			107%			107%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $234,000 and $218,000 for the six months ended June 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30,
	2008 vs 2007 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,455	$(1,882)	$573
Mortgage-backed securities	387	37	424
Investment securities (1)	148	(192)	(44)
Other interest-earning assets	(46)	(30)	(76)
Total interest-earning assets	2,944	(2,067)	877
Interest expense:
Deposits	32	(466)	(434)
Borrowings from the FHLB	1,148	20	1,168
Total interest-bearing liabilities	1,180	(446)	734
Net change in net interest income	$1,764	$(1,621)	$143

(1)

Tax equivalent adjustments to interest on investment securities were $234,000 and $218,000 for the six months ended June 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a tax equivalent basis, increased by $877,000 or 4.7% to $19.7 million for the six months ended June 30, 2008 compared with the first six months of 2007. The average balance of loans outstanding increased as a result of $52.8 million of loan originations in excess of loan principal payments added to the portfolio during the intervening period. However, the average yield on loans decreased 34 basis points primarily as a result of the Company’s reduction of its prime rate four times during 2008 and three times during the last two quarters of 2007 by a combined 325 basis points mirroring the action taken by the FOMC when it acted to reduce the fed funds rate. Interest income from mortgage-backed securities was higher in the first two quarters of 2008 in comparison to the same period of 2007 due to purchases of $19.6 million of securities during the intervening period. Interest income from investment securities decreased as a result of reduced dividends received on FHLB stock despite increased balances of FHLB stock held.

Total Interest Expense. Total interest expense increased by $734,000 to $9.4 million during the six-month period ended June 30, 2008 as compared with the first half of 2007. Interest rates paid on the Bank’s deposits dropped notably as rates on deposits indexed to the Merrill Lynch Ready Asset Money Market Fund decreased by 228 basis points during the first six months of 2008 and therefore significantly reduced interest expense on deposits. Although the average balance of deposits reflects only a $755,000 increase in balances, the average deposit balances during the first six months of 2007 included broker-originated certificates of deposit of $9.4 million which fully matured during the second and third quarters of 2007.

Interest expense associated with borrowings from the Federal Home Loan Bank increased $1.2 million between the first six months of 2008 and 2007. During the intervening period, the Bank increased its borrowings by $56.1 million from the FHLB to fund loan growth as well as security purchases.

Non-interest income. Total non-interest income was $2.2 million for the first six months of 2008 compared with $2.3 million for the same period in 2007.  The first six months of 2008 included a $197,000 insurance claim recovery related to a 2007 expense sustained as a result of the bankruptcy of one of the Bank’s loan servicing agents. Additionally, other income during the first six months of 2008 included $100,000 of non-recurring income related to the Company’s real estate held for development, a $342,000 gain on the sale of foreclosed real estate and $61,000 of investment referral commissions. The first six months of 2007 included $777,000 of non-recurring income from a fraud-related settlement.

Non-interest expense. Total non-interest expense decreased by $264,000 to $8.6 million for the six months ended June 30, 2008 compared to the same period in 2007. During 2007, the Bank incurred a $270,000 loss as the result of the bankruptcy of one of the Bank’s loan servicing agents.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank. There has been no material adverse change during the six-month period ended June 30, 2008 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2008, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $10.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $53.8 million. At June 30, 2008, the Bank had $1.6 million outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2008 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2008.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,845,000 at June 30, 2008.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended June 30, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2008 – April 30, 2008	—	$—	—	150,457

May 1, 2008 – May 31, 2008	3,300	$23.52	3,300	147,157

June 1, 2008 - June 30, 2008	15,150	$23.24	15,150	132,007

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits

	31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2008	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 14, 2008	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)