Form 10-Q
period 2008-09-30
TF FINANCIAL CORP
filed 2008-11-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 7, 2008

Class	Outstanding
$.10 par value common stock	2,670,530 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2008	Audited December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$4,562	$5,680
Investment securities available for sale—at fair value	30,328	32,363
Investment securities held to maturity (fair value of $0 and $246, respectively)	—	244
Mortgage-backed securities available for sale—at fair value	88,067	98,178
Mortgage-backed securities held to maturity (fair value of $5,047 and $6,343, respectively)	4,912	6,160
Loans receivable, net	548,263	517,027
Loans receivable held for sale	—	1,040
Federal Home Loan Bank stock—at cost	9,490	8,782
Accrued interest receivable	2,783	3,036
Premises and equipment, net	5,765	6,267
Goodwill	4,324	4,324
Bank-owned life insurance	16,351	15,881
Other assets	3,268	2,691
TOTAL ASSETS	$718,113	701,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$492,535	$472,394
Borrowings from the Federal Home Loan Bank	148,341	153,221
Advances from borrowers for taxes and insurance	1,531	2,193
Accrued interest payable	3,829	3,415
Other liabilities	2,465	2,607
Total liabilities	648,701	633,830

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2008 and December 31, 2007, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,640,530 and 2,671,083 shares outstanding at September 30, 2008 and December 31, 2007, respectively, net of shares in treasury 2,499,305 and 2,459,440, respectively	529	529
Additional paid-in capital	53,999	53,337
Unearned ESOP shares	(1,504)	(1,595)
Treasury stock-at cost	(52,128)	(51,216)
Retained earnings	69,857	67,735
Accumulated other comprehensive loss	(1,341)	(947)
Total stockholders’ equity	69,412	67,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,113	$701,673

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans, including fees	$8,257	$8,262	$24,595	$24,027
Mortgage-backed securities	1,079	1,054	3,442	2,993
Investment securities	383	393	1,161	1,231
Interest-bearing deposits and other	6	11	16	97

TOTAL INTEREST INCOME	9,725	9,720	29,214	28,348

Interest expense
Deposits	2,772	3,530	8,984	10,176
Borrowings	1,576	1,211	4,779	3,246

TOTAL INTEREST EXPENSE	4,348	4,741	13,763	13,422

NET INTEREST INCOME	5,377	4,979	15,451	14,926

Provision for loan losses	150	—	490	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,227	4,979	14,961	14,926

Non-interest income
Service fees, charges and other operating income	504	503	1,740	1,564
Bank-owned life insurance	155	153	470	454
Gain on sale of loans	40	52	199	169
Gain on sale of foreclosed real estate	—	—	342	—
Other income	—	—	197	777

TOTAL NON-INTEREST INCOME	699	708	2,948	2,964

Non-interest expense
Compensation and benefits	2,648	2,598	7,863	7,946
Occupancy and equipment	691	729	2,159	2,133
Professional fees	142	146	563	503
Marketing and advertising	144	—	433	326
Other operating	589	584	1,790	2,007

TOTAL NON-INTEREST EXPENSE	4,214	4,057	12,808	12,915

INCOME BEFORE INCOME TAXES	1,712	1,630	5,101	4,975

Income taxes	462	442	1,386	1,352

NET INCOME	$1,250	$1,188	$3,715	$3,623

Earnings per share—basic	$0.47	$0.44	$1.40	$1.32
Earnings per share—diluted	$0.47	$0.44	$1.39	$1.32
Dividends paid per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,715	$3,623
Adjustments to reconcile net income to net cash provided by operating activities Amortization of:
Mortgage loan servicing rights	104	44
Deferred loan origination fees	(1)	(82)
Premiums and discounts on investment securities, net	65	67
Premiums and discounts on mortgage-backed securities, net	(105)	32
Premiums and discounts on loans, net	61	95
Discount on wholesale deposits	—	14
Provision for loan losses	490	—
Depreciation of premises and equipment	720	666
Increase in value of bank-owned life insurance	(470)	(454)
Restricted stock grant expense	271	271
Stock option expense	278	293
Stock-based benefit programs: ESOP	206	253
Proceeds from sale of loans originated for sale	13,435	14,371
Origination of loans held for sale	(12,372)	(13,644)
(Gain) loss on sale of
Mortgage loans available for sale	(199)	(169)
Real estate acquired through foreclosure	(342)	—
Expense (income) from mortgage loan derivatives	6	(1)
(Income) expense associated with forward loan sales	(6)	2
Decrease (increase) in
Accrued interest receivable	253	64
Other assets	(101)	(1,227)
Increase in
Accrued interest payable	414	645
Other liabilities	55	312
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,477	5,175

INVESTING ACTIVITIES
Loan originations	(106,805)	(95,599)
Loan principal payments	73,773	68,190
Principal repayments on mortgage-backed securities held to maturity	1,243	1,224
Principal repayments on mortgage-backed securities available for sale	16,342	8,479
Purchase of investment securities available for sale	(2,937)	(771)
Purchase of mortgage-backed securities available for sale	(5,895)	(13,798)
Proceeds from maturity of investment securities available for sale	4,000	6,455
Proceeds from maturities of investment securities held to maturity	245	220
Purchases of Federal Home Loan Bank stock, net	(708)	(753)
Purchase of premises and equipment	(218)	(504)
Proceeds from the sale of real estate acquired through foreclosure	1,272	—
Maturities of certificates of deposits in other financial institutions	—	40
NET CASH USED IN INVESTING ACTIVITIES	(19,688)	(26,817)

	For the nine months ended September 30,
	2008	2007
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in customer deposits	20,141	(5,569)
Net (decrease) increase in short-term borrowings from the Federal Home Loan Bank	(4,584)	11,495
Proceeds of long-term Federal Home Loan Bank borrowings	19,309	26,026
Repayment of long-term Federal Home Loan Bank borrowings	(19,605)	(14,950)
Net decrease in advances from borrowers for taxes and insurance	(662)	(156)
Treasury stock acquired	(923)	(3,239)
Exercise of stock options	10	1,814
Tax benefit arising from stock compensation	—	363
Common stock dividends paid	(1,593)	(1,643)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,093	14,141

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,118)	(7,501)

Cash and cash equivalents at beginning of period	5,680	12,364

Cash and cash equivalents at end of period	$4,562	$4,863

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings from Federal Home Loan Bank	$13,349	$12,777
Income taxes	$1,007	$830
Non-cash transactions
Capitalization of mortgage servicing rights	$174	$210
Transfers from loans to real estate acquired through foreclosure	$1,236	—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2008 (unaudited) and December 31, 2007 and for the three and nine-month periods ended September 30, 2008 and 2007 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company follows Statement of Financial Accounting Standard (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive (loss) income are as follows for the three months ended:

	September 30, 2008
	Before tax amount	Tax benefit (expense)	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(602)	$203	$(399)
Pension plan benefit adjustment related to prior service costs and actuarial losses	28	(9)	19

Other comprehensive loss, net	$(574)	$194	$(380)

	September 30, 2007
	Before tax amount	Tax expense	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,561	$(531)	$1,030
Pension plan benefit adjustment related to prior service costs and actuarial losses	27	(9)	18

Other comprehensive income, net	$1,588	$(540)	$1,048

The components of other comprehensive (loss) income are as follows for the nine months ended:

	September 30, 2008
	Before tax amount	Tax benefit (expense)	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(680)	$230	$(450)
Pension plan benefit adjustment related to prior service costs and actuarial losses	85	(29)	56

Other comprehensive loss, net	$(595)	$201	$(394)

	September 30, 2007
	Before tax amount	Tax expense	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$689	$(236)	$453
Pension plan benefit adjustment related to prior service costs and actuarial losses	82	(28)	54

Other comprehensive income, net	$771	$(264)	$507

NOTE 5 - EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended September 30, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,250	2,646,506	$0.47
Effect of dilutive securities
Stock options and grants	—	10,482	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,250	2,656,988	$0.47

	Nine months ended September 30, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,715	2,659,212	$1.40
Effect of dilutive securities
Stock options and grants	—	3,995	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,715	2,663,207	$1.39

There were 204,008 options to purchase shares of common stock at an average price range of $24.71 to $34.14 per share which were outstanding for the three months and nine months ended September 30, 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended September 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,188	2,715,364	$0.44
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,188	2,715,364	$0.44

	Nine months ended September 30, 2007
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,623	2,736,639	$1.32
Effect of dilutive securities
Stock options and grants	—	1,554	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,623	2,738,193	$1.32

There were 183,918 options to purchase shares of common stock at an average price range of $28.00 to $34.14 per share which were outstanding for the three months and nine months ended September 30, 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by value hierarchy level are summarized below (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Investment securities available for sale	$176	$30,152	$—	$30,328
Mortgage-backed securities available for sale	—	88,067	—	88,067
Impaired loans	—	—	2,076	2,076

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

NOTE 7 - STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At September 30 2008, there was $141,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 6 months.

Stock-based compensation expense included in net income related to stock options was $92,000 and $98,000 for the quarters ended September 30, 2008 and 2007 respectively, resulting in a tax benefit of $28,000 and $30,000, respectively. Stock-based compensation expense included in net income related to stock options was $278,000 and $293,000 for the nine months ended September 30, 2008 and 2007 respectively, resulting in a tax benefit of $86,000 and $90,000, respectively.

Option activity under the Company’s stock option plan as of September 30, 2008 is as follows:

	2008
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2008	252,576	$26.56
Options granted	—	—
Options exercised	(535)	18.12
Options forfeited	(6,542)	28.30
Options expired	—	—
Outstanding at September 30, 2008	245,499	$26.54	2.91	$242
Options exercisable at September 30, 2008	185,341	$25.84	2.92	$242

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2,200 and $1,478,000, respectively. Exercise of stock options during the nine months ended September 30, 2008 and 2007 resulted in cash receipts of $9,700 and $1,814,000, respectively.

Stock-based compensation expense included in net income related to restricted stock grants was $90,000 for each of the quarters ended September 30, 2008 and 2007. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $48,000 and $69,000 for the quarters ended September 30, 2008 and 2007, respectively. Stock-based compensation expense included in net income related to restricted stock grants was $271,000 for each of the nine month periods ended September 30, 2008 and 2007. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $157,000 and $207,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30,
	2008	2007

Components of net periodic benefit cost
Service cost	$98	$84
Interest cost	62	53
Expected return on plan assets	(106)	(100)
Amortization of prior service cost	8	16
Recognized net actuarial (gain) loss	20	11

Net periodic benefit cost	$82	$64

	Nine months ended September 30,
	2008	2007

Components of net periodic benefit cost
Service cost	$293	$252
Interest cost	185	158
Expected return on plan assets	(316)	(299)
Amortization of prior service cost	23	47
Recognized net actuarial loss	62	35

Net periodic benefit cost	$247	$193

The employer contribution made for the nine months ended September 30, 2008 and 2007 was $218,000 and $1,107,000, respectively.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (FASB) Issued Statement No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is not expected to result in changes to current practices nor have a material effect on the Company.

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

In April 2008, FASB issued Statement FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 “Goodwill and Other Intangibles”. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.

In September 2008 FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees,” to improve disclosures about credit-indexed derivative instruments (credit derivatives) and financial guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. The Company does not anticipate a material impact as a result of this statement on its consolidated financial statements.

In September 2008, the SEC and FASB jointly issued a press release clarifying fair value measurement practices in the current market environment.  The key issues discussed in the press release include: the use of internal assumptions to estimate fair value when no relevant market data exists, use of market (broker) quotes to measure fair value, consideration of how transactions from distressed sales or inactive markets impact fair value, and factors to consider in the assessment of other-than-temporary impairment.

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

Financial Position

The Company’s total assets at September 30, 2008 and December 31, 2007 were $718.1 million and $701.7 million, respectively, an increase of $16.4 million, or 2.3% during the nine-month period. Investment securities available for sale decreased $2.0 million due to maturities of $4.0 million and a decrease in the fair value of the securities of $0.9 million offset by purchases of $2.9 million. Mortgage-backed securities available for sale decreased by $10.1 million due to principal repayments received of $16.3 million offset by purchases of $5.9 million, an increase in the fair value of the securities of $0.2 million and net discount amortization of $0.1 million.  Mortgage-backed securities held to maturity decreased by $1.2 million mainly as a result of principal repayments.

Loans receivable increased by $30.2 million during the first nine months of 2008. Consumer and single-family residential mortgage loans of $58.0 million and commercial loans of $48.8 were originated during the nine months of 2008. Principal repayments of loans receivable were $73.8 million. The Company had $78.1 million of prime-rate based loans at September 30, 2008.  Loans originated for sale during the first nine months of 2008 totaled $12.4 million, and there were $13.4 million in proceeds from the sale of loans in the secondary market during this period.

Total liabilities increased by $14.9 million during the first nine months of 2008. Deposit balances grew by $20.1 million which included an increase of $29.2 million in retail certificates during this time period. Non-interest checking and money markets accounts increased by $5.4 million while interest checking and savings accounts decreased by $14.5 million. At September 30, 2008, the Bank had $61.5 million of deposits indexed to the yield of the Merrill Lynch Ready Asset Money Market Fund. Advances from the Federal Home Loan Bank decreased by $4.9 million in the first nine months of 2008, the result of a $4.6 million decrease in short-term borrowings and scheduled amortization payments of $19.6 million offset by $19.3 million in new long term advances.

Total consolidated stockholder’s equity of the Company was $69.4 million or 9.7 % of total assets at September 30, 2008. During the first nine months of 2008, the Company repurchased 40,115 shares of its common stock and issued 535 shares pursuant to the exercise of stock options. At September 30, 2008, there were approximately 124,000 shares available for repurchase under the previously announced share repurchase plan.

During the second quarter of 2008, the Company closed its branch office on Quakerbridge Road in Mercer County, New Jersey, and reassigned approximately $9 million in deposits to its nearby offices in Ewing and Hamilton, New Jersey.

Asset Quality

At the end of the first quarter of 2008, the Company completed foreclosure proceedings on two parcels of commercial real estate with a combined loan balance of $1.5 million. These loans were non-performing at December 31, 2007. One parcel has been recorded as real estate owned totaling $306,000 and was included in other assets in the consolidated balance sheet at September 30, 2008. As a result of this specific foreclosure, the Bank recorded a charge off in the amount of $347,000. During the foreclosure proceedings of the second property, a bid from an unrelated party was made which satisfied the outstanding contractual obligations of the borrower with the Bank. This foreclosure and simultaneous sale resulted in a $342,000 gain which is included in non-interest income of the Company during 2008. The Bank does not anticipate any further charges against the allowance as a result of the foregoing discussed foreclosures. During the first nine months of 2008 and 2007, the Company’s provision for loan losses was $490,000 and $0, respectively. With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	September 30, 2008	December 31, 2007	September 30, 2007

Non-performing loans	$2,615	$5,358	$2,780
Ratio of non-performing loans to gross loans	0.47%	1.03%	0.54%
Ratio of non-performing loans to total assets	0.36%	0.76%	0.41%
Ratio of total non-performing assets to total assets	0.41%	0.76%	0.41%
Ratio of allowance for loan losses to total loans	0.54%	0.55%	0.55%
Ratio of allowance for loan losses to non-performing loans	114.6%	53.00%	102.48%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2008	2007
Beginning balance, January 1,	$2,842	$2,865
Provision	490	—
Less: charge-off’s (recoveries), net	336	16
Ending balance, September 30,	2,996	2,849

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income. The Company recorded net income of $1,250,000, or $0.47 per diluted share, for the three months ended September 30, 2008 as compared to net income of $1,188,000, or $0.44 per diluted share, for the three months ended September 30, 2007.

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

	September 30,
	2008			2007
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$547,748	$8,257	6.00%	$506,471	$8,262	6.47%
Mortgage-backed securities	93,100	1,079	4.61%	87,723	1,054	4.77%
Investment securities(2)	40,862	489	4.76%	36,039	500	5.50%
Other interest-earning assets(3)	1,102	6	2.17%	901	11	4.84%
Total interest-earning assets	682,812	9,831	5.73%	631,134	9,827	6.18%
Non interest-earning assets	36,301			35,964
Total assets	$719,113			$667,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	482,521	2,772	2.29%	476,021	3,530	2.94%
Borrowings from the FHLB	158,385	1,576	3.96%	113,630	1,211	4.23%
Total interest-bearing liabilities	640,906	4,348	2.70%	589,651	4,741	3.19%
Non interest-bearing liabilities	8,552			10,893
Total liabilities	649,458			600,544
Stockholders’ equity	69,655			66,554
Total liabilities and stockholders’ equity	$719,113			$667,098
Net interest income		$5,483			$5,086
Interest rate spread(4)			3.03%			2.99%
Net yield on interest-earning assets(5)			3.19%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			107%			107%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $106,000 and $107,000 for the quarter ended September 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September 30,
	2008 vs 2007 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,529	$(2,534)	$(5)
Mortgage-backed securities	195	(170)	25
Investment securities (1)	261	(272)	(11)
Other interest-earning assets	12	(17)	(5)
Total interest-earning assets	2,997	(2,993)	4
Interest expense:
Deposits	317	(1,075)	(758)
Borrowings from the FHLB	842	(477)	365
Total interest-bearing liabilities	1,159	(1,552)	(393)
Net change in net interest income	$1,838	$(1,441)	$397

(1)

Tax equivalent adjustments to interest on investment securities were $106,000 and $107,000 for the quarters ended September 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a tax equivalent basis, increased by $4,000 for the quarter ended September 30, 2008 compared with the third quarter of 2007. The average balance of loans outstanding increased by $41.3 million between the two periods as a result of loan originations added to the portfolio during the intervening period. However, the average yield on loans decreased 47 basis points primarily as a result of the Bank’s reduction of its prime rate four times during 2008 and two times during the last quarter of 2007 by a combined 275 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from mortgage-backed securities was higher in the third quarter of 2008 in comparison to the same period of 2007 due to purchases of $25.5 million of securities during the intervening period. Interest income from investment securities decreased slightly as a result of reduced dividends received on FHLB stock despite increased balances of FHLB stock held.

Total Interest Expense. Total interest expense decreased by $393,000 to $4.3 million during the quarter ended September 30, 2008 as compared with the third quarter of 2007. Interest rates paid on the Bank’s deposits were significantly lower during the third quarter of 2008 in comparison to the same period of 2007, primarily because the average rate on deposits indexed to the Merrill Lynch Ready Asset Money Market Fund decreased by 259 basis points during the intervening period. Although the average balance of deposits reflects a $6.5 million increase in balances, average deposit balances during the third quarter of 2007 included broker-originated certificates of deposit of $2.9 million which fully matured during the third quarter of 2007.

Interest expense associated with borrowings from the Federal Home Loan Bank was $365,000 higher in the third quarter of 2008 compared to the third quarter of 2007. During the intervening period, the Bank increased its borrowings by $44.8 million from the FHLB to fund loan growth as well as security purchases. Although the average outstanding balances were higher in the third quarter of 2008 compared to the same period in 2007, the rate associated with these new advances were at a rate which was 50 basis points lower than the average rate on outstanding borrowings during the third quarter of 2007.

Non-interest income. Total non-interest income was $699,000 for the third quarter of 2008 compared with $708,000 for the same period in 2007. A slowing of loans originated for sale activities during the third quarter of 2008 contributed to the decline in non-interest income.

Non-interest expense. Total non-interest expense increased by $157,000 to $4.2 million for the three months ended September 30, 2008 compared to the same period in 2007. The third quarter of 2007 reflects significant curtailment actions enacted by the Company towards marketing-related expenditures. Offsetting the increase in marketing and advertising expenses between the quarters was a $28,000 reduction of branch facilities expenses which resulted from the closing of the banking office on Quakerbridge Road in Mercer County, NJ during June 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income. The Company recorded net income of $3,715,000 or $1.39 per diluted share, for the nine months ended September 30, 2008 as compared to net income of $3,623,000, or $1.32 per diluted share, for the nine months ended September 30, 2007.

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

	September 30,
	2008			2007
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$540,882	$24,595	6.07%	$497,565	$24,027	6.46%
Mortgage-backed securities	97,558	3,442	4.71%	85,018	2,993	4.71%
Investment securities(2)	41,518	1,481	4.76%	38,227	1,555	5.44%
Other interest-earning assets(3)	913	16	2.34%	2,502	97	5.18%
Total interest-earning assets	680,871	29,534	5.79%	623,212	28,672	6.15%
Non interest-earning assets	35,584			34,847
Total assets	$716,455			$658,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	480,512	8,984	2.50%	478,790	10,176	2.84%
Borrowings from the FHLB	157,706	4,779	4.05%	105,413	3,246	4.12%
Total interest-bearing liabilities	638,218	13,763	2.88%	584,203	13,422	3.07%
Non interest-bearing liabilities	8,958			7,293
Total liabilities	647,176			591,496
Stockholders’ equity	69,279			66,663
Total liabilities and stockholders’ equity	$716,455			$658,159
Net interest income		$15,771			$15,250
Interest rate spread(4)			2.91%			3.08%
Net yield on interest-earning assets(5)			3.09%			3.27%
Ratio of average interest- earning assets to average interest- bearing liabilities			107%			107%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $320,000 and $324,000 for the nine months ended September 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30,
	2008 vs 2007 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,602	$(2,034)	$568
Mortgage-backed securities	445	4	449
Investment securities (1)	181	(255)	(74)
Other interest-earning assets	(43)	(38)	(81)
Total interest-earning assets	3,185	(2,323)	862
Interest expense:
Deposits	61	(1,253)	(1,192)
Borrowings from the FHLB	1,624	(91)	1,533
Total interest-bearing liabilities	1,685	(1,344)	341
Net change in net interest income	$1,500	$(979)	$521

(1)

Tax equivalent adjustments to interest on investment securities were $320,000 and $324,000 for the nine months ended September 30, 2008 and 2007, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a tax equivalent basis, increased by $862,000 or 3.0% to $29.5 million for the nine months ended September 30, 2008 compared with the first nine months of 2007. The average balance of loans outstanding increased as a result of $43.3 million of loan originations in excess of loan principal payments added to the portfolio during the intervening period. However, the average yield on loans decreased 39 basis points primarily as a result of the Bank’s reduction of its prime rate four times during 2008 and two times during the last quarter of 2007 by a combined 275 basis points mirroring the action taken by the FOMC when it acted to reduce the fed funds rate. Interest income from mortgage-backed securities was higher in the first nine months of 2008 in comparison to the same period of 2007 due to purchases of $25.5 million of securities during the intervening period. Interest income from investment securities decreased as a result of reduced dividends received on FHLB stock despite increased balances of FHLB stock held.

Total Interest Expense. Total interest expense increased by $341,000 to $13.8 million during the nine-month period ended September 30, 2008 as compared with the first nine months of 2007. Interest rates paid on the Bank’s deposits dropped primarily because the average rate on deposits indexed to the Merrill Lynch Ready Asset Money Market Fund decreased by 199 basis points during the intervening period and therefore significantly reduced interest expense on deposits. Although the average balance of deposits reflects only a $1.7 million increase in balances, average deposit balances during the first nine months of 2007 included broker-originated certificates of deposit of $7.2 million which fully matured during the second and third quarters of 2007.

Interest expense associated with borrowings from the Federal Home Loan Bank increased $1.5 million between the first nine months of 2008 and 2007. During the intervening period, the Bank increased its borrowings by $52.3 million from the FHLB to fund loan growth as well as security purchases.

Non-interest income. Total non-interest income was $2.9 million for the first nine months of 2008 compared with $3.0 million for the same period in 2007. The first nine months of 2008 included a $197,000 insurance claim recovery related to a 2007 expense sustained as a result of the bankruptcy of one of the Bank’s loan servicing agents. Additionally, other income during the first nine months of 2008 included a $342,000 gain on the sale of foreclosed real estate and $87,000 of investment referral commissions. Also, retail deposit account fees increased $49,000 during 2008. The first nine months of 2007 included $777,000 of non-recurring income from a fraud-related settlement.

Non-interest expense. Total non-interest expense decreased by $107,000 to $12.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. The first nine months of 2008 reflect an increase in marketing-related expenses of $107,000 over the same period in 2007 when the Company curtailed its marketing expenditures. During 2008, legal expenses increased $48,000 largely due to services rendered in conjunction with non-performing assets. Also, loan expenses related to satisfaction fees and appraisals of non performing assets increased $29,000 during the nine months ended 2008 compared to 2007. Offsetting these increases was a $64,000 reduction of branch facilities expenses resulting from the closing of the banking office on Quakerbridge Road in Mercer County, NJ during June 2008. The most significant factor contributing to the decrease between the periods was the $306,000 loss incurred by the Bank in 2007 due to the related bankruptcy of one of the Bank’s loan servicing agents.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank. There has been no material adverse change during the nine-month period ended September 30, 2008 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2008, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $14.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $51.0 million. At September 30, 2008, the Bank had $1.4 million outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2008 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2008.

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets.  QFIs have until November 14, 2008, to elect to participate in the CPP. The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI. In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive. Participation in the CPP also results in certain restrictions on the QFI’s dividend and stock repurchase activities. These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guarantee Program. This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts. Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the events the issuing institution subsequently fails or its holding company files for bankruptcy. Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed. The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at September 30, 2008 and due to mature before June 30, 2009. The guarantee would expire by June 30, 2012 even if the debt itself has not matured. Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis points surcharge on the covered amounts in excess of $250,000. All institutions will have this coverage without charge for until December 5, 2008. Institutions may choose whether to continue the coverage and be charged the surcharge. To opt out of the program, institutions must notify the FDIC by December 5, 2008. This coverage would expire on December 31, 2009.

The Company is still determining whether to elect to participate in these programs. It is not clear at this time what impact these programs announced by the Treasury and other bank regulatory agencies and any additional programs that may be initiated in the future, will have on the Company or the financial markets as a whole. However, the Company remains well-capitalized with strong liquidity.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $2,996,000 at September 30, 2008.

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

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended September 30, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1, 2008 – July 31, 2008	—	$—	—	132,007

August 1, 2008 – August 31, 2008	4,800	$21.29	4,800	127,207

September 1, 2008 - September 30, 2008	6,365	$21.58	3,700	123,507

Quarterly total	11,165	$21.46	8,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On October 30, 2008, the Company agreed to repurchase 120,000 shares of its common stock through a private negotiated sale. The total sale settled on November 4, 2008 for $2,262,000. Under existing plans for share repurchase 123,057 shares still remain available for repurchase.

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

Date:	November 13, 2008	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 13, 2008	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)