Form 10-K
period 2008-12-31
TF FINANCIAL CORP
filed 2009-03-30
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2008, was $41.2 million (1,917,272 shares at $21.51 per share).

As of March 09, 2009 there were outstanding 2,662,871 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.                  Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2008. (Parts I, II and IV)

2.                  Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

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

Item 1.         Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2008, the Company had total assets of $733.7 million, total liabilities of $666.0 million and stockholders’ equity of $67.7 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2008 the Bank operated fourteen branch offices in Bucks and Philadelphia Counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2008, one-to-four family residential mortgage loans totaled $283.5 million or 52% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $112.0 million or 15% of total assets invested in mortgage-backed securities and $31.6 million or 4% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans. The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank, and Teragon Financial Corporation which holds a 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P. During 2006, Teragon Financial Corporation was granted approval by the Commonwealth of Pennsylvania to conduct business as an insurance agency.

Market Area

The Bank offers a wide range of consumer and business products at its fourteen full service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, and Mercer County in New Jersey. Five of the branch offices are located in Bucks County, the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Seven branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank’s branches in this section of Philadelphia represent a deposit stronghold. The remaining two branches are in Mercer County, New Jersey which has an expanding population and represents another growth area for the Bank.

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2008 the Company’s share of deposits in each of the counties in which it operates was as follows:

County, State	Market Share for Entire County	Market Share for ZIP Codes Including Company Branches
Philadelphia, Pennsylvania	0.48%	11.09%
Bucks, Pennsylvania	1.56%	5.71%
Mercer, New Jersey	0.42%	7.54%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to-four family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2008, the Bank’s mortgage loans outstanding were $446.8 million, of which $283.5 million were secured by first mortgages on one-to-four family residential property.  Of the one-to-four family residential mortgage loans outstanding at that date, 24% were ARM’s and 76% were fixed-rate loans.  At that same date, commercial real estate and multi-family residential loans totaled $132.6 million, and construction loans totaled $30.6 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $58.5 million or 11% of total loans outstanding at December 31, 2008, of which $56.2 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $43.8 million or 8% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans held for investment:
Mortgage loans:
One-to-four family	$281,870	51.48%	$272,840	52.55%	$266,789	54.91%	$289,678	58.76%	$283,965	64.08%
Commercial real estate and multi-family	132,640	24.23	109,740	21.14	93,607	19.26	89,489	18.15	83,559	18.86
Construction	30,633	5.60	35,507	6.84	34,944	7.19	24,888	5.04	10,286	2.32
Total mortgage loans	445,143	81.31	418,087	80.53	395,340	81.36	404,055	81.95	377,810	85.26
Consumer loans:
Home equity and second mortgage	56,233	10.27	52,013	10.02	46,864	9.65	37,479	7.60	29,522	6.66
Other consumer	2,287	0.42	2,244	0.43	3,206	0.66	2,836	0.58	4,384	0.99
Total consumer and other loans	58,520	10.69	54,257	10.45	50,070	10.31	40,315	8.18	33,906	7.65
Commercial loans and leases:
Commercial loans	43,818	8.00	46,850	9.02	40,458	8.33	48,471	9.83	30,543	6.90
Commercial leases	—	—	—	—	36	—	186	0.04	857	0.19
Total commercial loans and leases	43,818	8.00	46,850	9.02	40,494	8.33	48,657	9.87	31,400	7.09
Total loans	547,481	100.00%	519,194	100.00%	485,904	100.00%	493,027	100.00%	443,116	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	704		675		531		505		706
Allowance for loan losses	(3,855)		(2,842)		(2,865)		(2,641)		(2,307)
Total loans, held for investment, net	$544,330		$517,027		$483,570		$490,891		$441,515
Loans held for sale:
Mortgage loans:
One-to-four family	$1,659	100.00%	$1,040	100.00%	$969	100.00%	$68	100.00%	$680	100.00%
Total loans held for sale	$1,659	100.00%	$1,040	100.00%	$969	100.00%	$68	100.00%	$680	100.00%

Mortgage-backed securities held-to-maturity:
FHLMC	$1,100	23.04%	$1,657	26.90%	$2,297	29.84%	$3,161	31.06%	$5,195	34.87%
FNMA	2,141	44.85	2,634	42.76	3,084	40.07	3,969	39.00	5,182	34.77
GNMA	1,533	32.11	1,869	30.34	2,316	30.09	3,040	29.87	4,516	30.31
Real estate investment mortgage conduit	—	—	—	—	—	—	7	0.07	7	0.05
Total mortgage-backed and related securities held-to-maturity	$4,774	100.00%	$6,160	100.00%	$7,697	100.00%	$10,177	100.00%	$14,900	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$4,504	4.20%	$5,434	5.54%	$7,888	10.61%	$9,686	11.60%	$6,614	6.38%
FNMA	12,320	11.49	11,183	11.39	10,330	13.90	12,173	14.58	15,108	14.58
Real estate investment mortgage conduit	90,393	84.31	81,561	83.07	56,120	75.49	61,652	73.82	81,888	79.04
Total mortgage-backed and related securities available-for-sale	$107,217	100.00%	$98,178	100.00%	$74,338	100.00%	$83,511	100.00%	$103,610	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2008, regarding the dollar amount of loans maturing in the Bank’s loan and mortgage-backed securities portfolios based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2008, are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/09 - 12/31/09	Due 1/1/10 - 12/31/13	Due After 12/31/13
		(In thousands)
Available for sale:
Mortgage-backed securities	$2	$6,575	$100,640
Loans receivable	—	—	1,659
Total	$2	$6,575	$102,299

Held to Maturity:
One-to-four family	$138	$6,298	$275,434
Commercial real estate and multi-family	5,223	5,407	122,010
Construction	30,633	—	—
Consumer and other	176	4,789	53,555
Commercial loans	28,980	7,074	7,764
Total loans receivable	65,150	23,568	458,763
Mortgage-backed securities	18	94	4,662
Total	$65,168	$23,662	$463,425

The following table sets forth the dollar amount of all loans and mortgage-backed securities due after December 31, 2009, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Available for sale:
Mortgage-backed securities	$107,215	$—
Loans	1,659	—
Total	$108,874	$—

Held to Maturity:
One-to-four family	$229,331	$52,401
Commercial real estate and multi-family	3,019	124,398
Construction	—	—
Consumer and other	36,107	22,237
Commercial loans and leases	8,006	6,832
Total loans receivable	276,463	205,868
Mortgage-backed securities	4,737	19
Total	$281,200	$205,887

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

Loan originations are obtained through the Bank’s retail banking channels, the local community, and referrals from established builders and realtors within the Bank’s lending area using direct advertising in local newspapers, branch signage and promotions, and word of mouth referrals. The Bank also has a mortgage lending department that is separate as to its sales efforts from the consumer lending area of the Bank. This department employs a lending manager and several commissioned loan officers. The mortgage loan officers support the Bank’s branches and customers, and additionally engage in calling efforts directed toward realtors, builders, other loan originators and others that can be sources of lending business for the Bank.

The Bank offers a variety of ARM loans with terms of 30 years which adjust at the end of 6 months, one, three, five, seven and ten years and adjust by a maximum of 3% to 5% per adjustment with a lifetime cap of 5% to 6% over the life of the loan.

The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly.  Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions.  The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank’s standard underwriting guidelines for fixed-rate mortgage loans conform to the FHLMC and FNMA guidelines. The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FHLMC or FNMA while retaining the servicing rights on these loans. As of December 31, 2008, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $49.3 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

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

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2008, the five largest commercial real estate and multi-family loans totaled $27.2 million with no single loan larger than $7.5 million.  At December 31, 2008, all such loans were current and the properties securing such loans are in the Bank’s market area.

Construction and Land Acquisition Lending.  At December 31, 2008, the Bank’s construction and land acquisition loans were $30.6 million or 6% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Land acquisition lending is susceptible to the risks of obtaining necessary approvals and permits, and the feasibility of the project once such approvals are obtained. At December 31, 2008, the five largest construction land acquisition loans totaled $17.9 million with no single loan larger than $5.8 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $58.5 million or 11% of the Bank’s total loan portfolio at December 31, 2008.  The Bank originates consumer loans through its retail banking channel and mortgage loan department.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is evaluated.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans can have a higher risk of default than residential mortgage loans.  However, at December 31, 2008, $126,000 or 0.2% of the Bank’s consumer loans were delinquent more than 90 days, compared to $780,000 or 0.02% of residential one-to-four family loans.

The Bank offers second mortgage loans on one-to-four family residences.  At December 31, 2008, second mortgage and home equity loans totaled $56.2 million, or 10% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term.  Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to-four family residential loans.

Business Lending.  The Bank makes commercial business loans predominantly on a secured or guaranteed basis.  The terms of these loans generally do not exceed five years. These loans can have floating interest rates which adjust with changes in market interest rates, usually the prime rate, or have a fixed rate related to their term to maturity.  The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion and inventory financing, and typically have some real estate collateral.  The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2008, the Bank had approximately $43.8 million outstanding in commercial business loans, which represented approximately 8% of its total loan portfolio. At December 31, 2008, the five largest commercial business loans totaled $19.7 million with no single loan larger than $5.2 million.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Approval authority ranges from $75,000 to $750,000 for secured loans, and $25,000 to $100,000 for unsecured loans. Members of an in-house loan committee comprising four senior members of management can approve in certain combinations all loans over $750,000 up to $2.0 million. The committee has the authority to approve secured loans up to $2.0 million and unsecured loans up to $200,000. All loans greater than $2.0 million through $5.0 million require the approval of a Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5.0 million must be approved by the Bank’s Board of Directors.

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

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $9.7 million as of December 31, 2008.

At December 31, 2008, the Bank’s five largest aggregate lending relationships pursuant to the loans to one borrower regulations had balances ranging from $6.6 to $8.6 million.  At December 31, 2008, all of these loans were current.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities.  Although the majority of such securities are held to maturity, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2008, consisted of pass-through certificates issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) ($5.6 million), Government National Mortgage Association (“GNMA”), ($1.5 million), Federal National Mortgage Association (“FNMA”) ($14.5 million), real estate mortgage investment conduits (“REMICs”) formed from pass-through certificates issued by these same agencies ($87.1 million), and issued by private issuers ($3.3 million).

At December 31, 2008, the amortized cost of mortgage-backed securities totaled $110.6 million, or 15% of total assets, and the fair value of such securities totaled approximately $112.2 million.

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

	At December 31,
	2008	2007	2006
	(In thousands)
Held to maturity:
GNMA-fixed rate	$1,533	$1,869	$2,316
FHLMC ARMs	19	27	40
FHLMC-fixed rate	1,081	1,630	2,257
FNMA-fixed rate	2,141	2,634	3,084
Total mortgage-backed securities held to maturity	$4,774	$6,160	$7,697
Available-for-sale:
FHLMC	$4,504	$5,434	$7,888
FNMA	12,320	11,183	10,330
REMICs	90,393	81,561	56,120
Total mortgage-backed securities available-for-sale	$107,217	$98,178	$74,338

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2008.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Contractual Held To Maturity Maturities Due	WAC	Contractual Available -For-Sale Maturities Due	WAC
	(Dollars in thousands)
Less than 1 year	$18	7.89%	$2	7.41%
1 to 3 years	59	6.79	—	—
3 to 5 years	34	7.96	6,575	4.78
5 to 10 years	757	5.03	40,993	4.67
10 to 20 years	2,457	6.77	32,444	4.75
Over 20 years	1,449	5.62	27,203	4.76
Total mortgage-backed securities	$4,774	6.15%	$107,217	4.72%

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

On mortgage loans or loan participations purchased by the Bank and serviced by others, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2008 the Bank used third-party servicers to service $7.2 million in mortgage loans. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

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

Non-performing assets

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family	$780	$165	$141	$392	$536
Commercial real estate and multi-family	606	39	61	877	23
Construction	3,017	3,280	—	—	—
Consumer and other	126	34	68	170	84
Commercial loans and leases	750	1,840	1,840	150	317
Total non-accrual loans	5,279	5,358	2,110	1,589	960

Real estate owned, net	—	—	—	700	700
Total non-performing assets	$5,279	$5,358	$2,110	$2,289	$1,660
Total non-accrual loans to loans	0.96%	1.03%	0.43%	0.32%	0.22%
Total non-accrual loans to total assets	0.72%	0.76%	0.32%	0.24%	0.15%
Total non-performing assets to total assets	0.72%	0.76%	0.32%	0.35%	0.26%

At December 31, 2008, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in above the table. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

At December 31, 2008, the Bank was not aware of any potential problem loans that are not otherwise included in the foregoing table.  “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

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

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2008.

At December 31, 2008
(In thousands)

Special mention assets	$9,743
Substandard	16,534
Doubtful assets	—
Loss	—
Total classified assets	$26,277

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

Although the allowance has been allocated to determine the appropriateness of the reserve, the total allowance is available to absorb any and all losses from any segment of the loan portfolio. At December 31, 2008, management believes that the allowance for loan loss is at an acceptable level.

The following table sets forth information with respect to the Bank’s allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,842	$2,865	$2,641	$2,307	$2,111
Provision for loan losses	1,500	—	150	540	600
Charge-offs:
One-to-four family	(12)	(27)	—	—	—
Commercial and multi-family real estate loans	—	—	—	—	(112)
Construction	(347)	—	—	—	—
Consumer and other loans	(55)	(69)	(55)	(122)	(186)
Commercial loans and leases	(160)	(1)	(1)	(286)	(161)
Recoveries:
Consumer and other loans	19	13	65	39	55
Commercial loans and leases	68	61	65	163	—
Balance at end of year	$3,855	$2,842	$2,865	$2,641	$2,307

Ratio of net charge-offs (net recoveries) during the period to average loans outstanding during the period	0.09%	0.02%	(0.01)%	0.04%	0.09%
Ratio of allowance for loan losses to non-performing loans at the end of the period	73.0%	53.0%	135.8%	166.3%	240.3%
Ratio of allowance for loan losses to loans receivable at the end of the period	0.71%	0.55%	0.59%	0.54%	0.52%
Ratio of allowance for loan losses and foreclosed real estate to total non-performing assets at the end of the period	73.0%	53.0%	135.8%	115.4%	139.0%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$1,461	37.9%	$504	17.8%	$332	54.9%	$154	58.8%	$176	64.1%
Commercial real estate and multi-family	845	21.9	667	23.5	665	19.3	1,010	18.2	1,035	18.8
Construction	953	24.7	1,018	35.8	621	7.2	738	5.0	121	2.3
Consumer and other loans	259	6.7	246	8.6	248	10.3	115	8.2	554	7.7
Commercial loans and leases	337	8.8	407	14.3	999	8.3	624	9.8	421	7.1
Total allowance	$3,855	100.0%	$2,842	100.0%	$2,865	100.0%	$2,641	100.0%	$2,307	100.0%

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

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Interest-earning deposits	$56	$56	$123	$123	$6,860	$6,860

Investment securities held-to-maturity:
State and political subdivisions	$—	$—	$244	$246	$677	$681
Total	$—	$—	$244	$246	$677	$681

Securities available-for-sale:
U.S. government and agency obligations	$2,944	$3,173	$2,996	$2,982	$5,990	$5,911
State and political subdivisions	24,532	24,996	24,628	24,833	24,406	24,429
Corporate debt securities	3,340	3,285	4,340	4,377	4,003	3,982
Equities	150	165	150	171	150	202
Total	$30,966	$31,619	$32,114	$32,363	$34,549	$34,524

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2008.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities(1)
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)
Equities	$150	—%	$—	—%	$—	—%	$—	—%	$150	—%	$165
U.S. government and agency obligations	—	—	2,944	4.18	—	—	—	—	2,944	4.18	3,173
State and political subdivisions	—	—	3,005	3.30	16,209	3.63	5,318	4.18	24,532	3.71	24,996
Corporate debt securities	—	—	3,340	5.50	—	—	—	—	3,340	5.50	3,285
Total	$150	—%	$9,289	4.37%	$16,209	3.63%	$5,318	4.18%	$30,966	3.93%	$31,619

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $36.4 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2008.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has historically maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2008, core deposits amounted to 58% of total deposits.

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

	At December 31,
	2008			2007			2006
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts
Interest-bearing checking accounts	$46,907	9.58	0.45%	$46,543	9.85	0.48%	$51,272	10.72%	0.48%
Money market accounts	88,609	18.09	2.15	79,267	16.78	3.69	62,914	13.16	3.21
Non-interest-bearing checking accounts	36,871	7.53	—	35,904	7.60	—	36,991	7.74	—
Total transaction accounts	172,387	35.20		161,714	34.23		151,177	31.62

Passbook accounts	111,591	22.77	1.12	130,423	27.61	1.79	131,359	27.48	2.21

Certificates of deposit	205,872	42.03	3.58	180,257	38.16	4.50	195,551	40.90	4.35
Total deposits	$489,850	100.00%	2.19%	$472,394	100.00%	2.88%	$478,087	100.00%	2.86%

At December 31, 2008, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$14,016
Over three through six months	4,431
Over six through 12 months	5,496
Over 12 months	22,765
Total	$46,708

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the Federal Home Loan Bank, (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. The Bank may also access the Federal Reserve Bank, (“FRB”) discount window. The following tables set forth the maximum month-end balance, period ending balance, and weighted average balance of outstanding FHLB and FRB advances at the dates and for the periods indicated, together with the applicable weighted average interest rates.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)

FHLB advances	$158,148	$153,221	$101,701
FRB advances	$10,000	$—	$—
Total advances	168,148	153,221	101,701

Weighted average interest rate	3.52%	4.19%	3.93%

	Years Ended December 31,
	2008	2007	2005
	(Dollars in thousands)
Maximum balance of FHLB/FRB advances	$170,988	$153,221	$148,538
Weighted average balance of FHLB/FRB advances	$159,305	$112,277	$124,013
Weighted average interest rate of FHLB/FRB advances	3.90%	4.17%	4.02%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2008, the Bank was authorized to invest up to approximately $14.7 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2008, the Bank had two wholly-owned subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2008, the Bank had $139.2 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2008 the Bank had an investment of $42.8 in Teragon. During 2006, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2008, Teragon received $21,000 of insurance commissions.

Personnel

As of December 31, 2008, the Company had 163 full-time and 33 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

REGULATION

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

The economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Declines in the housing market during the past year, due to falling home prices and increased foreclosures and unemployment, have resulted in substantial declines in mortgage-related asset values, which has had a dramatic negative impact on government-sponsored entities and major commercial and investment banks.

Reflecting concern about the stability of the finance markets in general and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased, to provide funding and liquidity to borrowers, including other financial institutions. In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, specifically the Troubled Asset Relief Program (“TARP”) thereunder, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program (“CPP”). Under this program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity in such institution issued under the CPP.  The Company did not participate in the CPP

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama.  The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) implemented legislative reforms intended to address corporate and accounting fraud and improve public company reporting. The SEC has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  As an FDIC-insured bank, the Bank is subject to FDIC insurance assessments.  Following enactment of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by FDIC-insured institutions.  Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings as well as certain other risk measures, including certain financial ratios.  The annual rates for 2008 for institutions in Risk Category I range from 5 to 7 basis points and the rates for institutions in Risk Categories II, III and IV are 10, 28 and 43 basis points, respectively.  These rates were offset by a one-time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the reserve ratio of the Deposit Insurance Fund (“DIF”) increases above a certain amount. Deposit insurance premiums of $247,300 were offset during 2008.  The Company has $225,000 of credits remaining to offset insurance premiums.  The FDIC may raise or lower these assessment rates based on various factors to achieve reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage. The assessments for unlimited noninterest bearing transaction account coverage will total 10 basis points per $100 of insured deposits during 2009.The Bank and the Company elected not to participate in the unsecured debt guarantee program.

On October 16, 2008, the FDIC published a notice in the Federal Register concerning its establishment of the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”).  The Restoration Plan is a five year recapitalization plan for the DIF (subsequently amended to cover a seven-year time frame, as discussed below) based, in part, on significantly higher assessed DIF rates.  Concurrent with the publication of the Restoration Plan, the FDIC issued a proposed rule to increase the DIF assessed rates for the first quarter of 2009 by 7 bps and, effective April 1, 2009, to make certain other changes regarding risk-based assessment and to set new deposit insurance rates.  On December 22, 2008, the FDIC issued a final rule in which it invoked the “good cause” exception of the Administrative Procedures Act to waive the requirement that once finalized a rule must have a delayed effective date of 30 days from the publication date and, effective January 1, 2009, raised the first quarter 2009 DIF assessed rates by 7 bps. Under the final rule, for the first quarter of 2009, the new rates were expected to range between 12 and 50 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned.  Institutions in Risk Category I were charged a rate between 12 and 14 cents per $100 in assessable deposits for the first quarter of 2009.  Such an increase in the DIF assessed rates more than doubles the previous applicable rates for Tier I institutions.

On February 27, 2009 the FDIC amended the Restoration Plan for the DIF.  Under the amended Restoration Plan, the FDIC extended the horizon from five years to seven years to raise the DIF reserve ratio to 1.15 percent, in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession.  The amended Restoration Plan was accompanied by a final rule that sets assessment rates and makes adjustments to recognize how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance.  Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which would increase the FDIC’s loss in the event of institutional failure, without providing additional assessment revenue.  Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

On February 27, 2009, the FDIC proposed an additional amendment to the Restoration Plan for the DIF. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points.  This assessment will be in addition to the new assessment rates which become effective April 1, 2009.

In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay special assessments to the FDIC to fund the repayment of debt obligations of the Financing Corporation (FICO), a government-sponsored entity that was formed in 1987 to recapitalize the Federal Savings and Loan Insurance Corporation.  At December 31, 2008, the annualized rate established by the FDIC for the FICO assessment was 1.14 basis points per $100 of insured deposits.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2008, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2008, the Bank was in compliance with its QTL requirement with 73% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.55% of its advances outstanding from the FHLB plus 0.55% of its unused borrowing capacity. At December 31, 2008, the Bank had $10.0 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2008, the Bank’s total transaction accounts required a reserve level of $50,000 which was offset by the Bank’s vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window,” Other short-term borrowings at December 31, 2008 include advances from the Federal Reserve Bank totaling $10.0 million maturing in three months with an interest rate of 0.50% .

Item 1A.                 Risk Factors

Not applicable.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2008, the Bank operated from its administrative offices and fourteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $738,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned	Location	Leased or Owned
ADMINISTRATIVE OFFICE	Owned
Newtown Office
3 Penns Trail
Newtown, PA 18940

DEPOSIT OPERATIONS	Leased	PROCESSING OPERATIONS	Owned
828C Newtown-Yardley Road		Operations Center
Suite 301B		62 Walker Lane
Newtown, PA 18940		Newtown, PA 18940(1)

BRANCH AND LOAN OFFICES	Leased	Newtown Office	Leased
Frankford Office		950 Newtown Yardley Road
4625 Frankford Avenue		Newtown, PA 18940
Philadelphia, PA 19124

Ewing Office	Owned	Mayfair Office	Owned
2075 Pennington Road		Roosevelt Blvd. at Unruh
Ewing, NJ 08618		Philadelphia, PA 19149

Hamilton Office	Owned	Doylestown Office	Owned
1850 Route 33		60 North Main Street
Hamilton Square, NJ 08690		Doylestown, PA 18901

Fishtown Office	Owned	Feasterville Office	Leased
York & Memphis Streets		Buck Hotel Complex
Philadelphia, PA 19125		Feasterville, PA 19053

Cross Keys Office	Owned	Woodhaven Office	Leased
834 North Easton Highway		4014 Woodhaven Road
Doylestown, PA 18901		Philadelphia, PA 19154

Bridesburg Office	Owned	Girard Office	Leased
Orthodox & Almond Streets		136 West Girard Avenue
Philadelphia, PA 19137		Philadelphia, PA 19123

New Britain Office	Leased	Northern Liberties Office	Leased
600 Town Center		905 North 2nd Street
New Britain, PA 18901		Philadelphia, PA 19123

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

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Stock Market Information” in the Registrant’s 2008 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	120,450	$18.84	—	123,057

November 1, 2008 - November 30, 2008	15,700	$19.32	15,700	107,357

December 1, 2008 - December 31, 2008	5,400	$19.16	5,400	101,957

Item 6.                          Selected Financial Data

The above-captioned information appears under the section captioned “Selected Financial and Other Data” in the Registrant’s 2008 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2008 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2008 Annual Report to Stockholders is incorporated herein by reference.

Item 8.                          Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2008 Annual Report to Stockholders are incorporated herein by reference.

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

(b)                                                 Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is included in the Registrant’s 2008 Annual Report to Stockholders and is incorporated herein by reference. Neither this Annual Report on Form 10K nor the Annual Report to Stockholders includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

 Item 9B.              Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal 1 - Election of Directors — General Information and Nominees” and “— Biographical Information” and “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	287,336	$25.67	2,000
Equity compensation plans not approved by shareholders	—	—	—
TOTAL	287,336	$25.67	2,000

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as a part of this report:

(1)  The following financial statements and the report of the independent auditor of the Company included in the Company’s 2008 Annual Report to Stockholders are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
Consolidated Statements of Income For the Years Ended December 31, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

(2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)   Exhibits

(a)           The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (2)
10.3	Severance Agreement with Kent C. Lufkin (3)
10.4	Severance Agreement with Floyd P. Haggar (3)
10.5	Severance Agreement with Dennis R. Stewart (4)
10.6	TF Financial Corporation 1997 Stock Option Plan (5)
10.7	Severance Agreement with Robert N. Dusek (6)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (7)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.10	Employment Agreement with John R. Stranford (8)
10.11	TF Financial Corporation Incentive Compensation Plan (9)
10.12	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
10.13	Severance Agreement with Elizabeth Kaspern (11)
10.14	TF Financial Corporation Stock Repurchase Plan (12)
10.15	TF Financial Corporation Amended and Restated Bylaws (13)
13.0	2008 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TF FINANCIAL CORPORATION

Dated: March 30, 2009	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of Dated: March 30, 2009.

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