Form 10-Q
period 2009-03-31
TF FINANCIAL CORP
filed 2009-05-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 8, 2009

Class	Outstanding
$.10 par value common stock	2,663,121 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2009	Audited December 31, 2008
	(in thousands)
ASSETS
Cash and cash equivalents	$3,896	$2,719
Investment securities available for sale—at fair value	28,555	31,619
Mortgage-backed securities available for sale—at fair value	101,105	107,217
Mortgage-backed securities held to maturity (fair value of $4,854 and $4,996, respectively)	4,573	4,774
Loans receivable, net	541,031	544,330
Loans receivable held for sale	1,463	1,659
Federal Home Loan Bank stock—at cost	9,896	9,896
Accrued interest receivable	2,640	2,788
Premises and equipment, net	5,497	5,636
Goodwill	4,324	4,324
Bank-owned life insurance	16,674	16,514
Other assets	4,271	2,232
TOTAL ASSETS	$723,925	733,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$504,515	$489,850
Borrowings from the Federal Home Loan Bank	131,576	158,148
Other short-term borrowings	10,000	10,000
Advances from borrowers for taxes and insurance	2,112	2,315
Accrued interest payable	3,608	3,066
Other liabilities	3,213	2,637
Total liabilities	655,024	666,016

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2009 and December 31, 2008, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,519,026 and 2,515,407 shares outstanding at March 31, 2009 and December 31, 2008, respectively, net of shares in treasury 2,627,129 and 2,627,752, respectively	529	529
Additional paid-in capital	53,935	53,897
Unearned ESOP shares	(1,438)	(1,468)
Treasury stock-at cost	(54,535)	(54,538)
Retained earnings	70,392	69,875
Accumulated other comprehensive income (loss)	18	(603)
Total stockholders’ equity	68,901	67,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723,925	$733,708

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,655	$8,183
Mortgage-backed securities	1,385	1,231
Investment securities	277	413
Interest-bearing deposits and other	—	6
TOTAL INTEREST INCOME	9,317	9,833
Interest expense
Deposits	2,513	3,286
Borrowings	1,285	1,632
TOTAL INTEREST EXPENSE	3,798	4,918
NET INTEREST INCOME	5,519	4,915
Provision for loan losses	665	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,854	4,915
Non-interest income
Service fees, charges and other operating income	437	693
Bank owned life insurance	160	159
Gain on sale of investments	190	—
Gain on sale of loans	148	62
Other income	—	197
TOTAL NON-INTEREST INCOME	935	1,111
Non-interest expense
Employee compensation and benefits	2,671	2,538
Occupancy and equipment	710	728
Professional fees	273	254
Marketing and advertising	148	144
Other operating	622	598
TOTAL NON-INTEREST EXPENSE	4,424	4,262
INCOME BEFORE INCOME TAXES	1,365	1,764
Income tax expense	345	483
NET INCOME	$1,020	$1,281
Earnings per share—basic	$0.41	$0.48
Earnings per share—diluted	$0.41	$0.48
Dividends paid per share	$0.20	$0.20

The accompanying notes are an integral part of these statements.

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,020	$1,281
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of:
Mortgage loan servicing rights	81	13
Deferred loan origination fees	11	(20)
Premiums and discounts on investment securities, net	22	22
Premiums and discounts on mortgage-backed securities, net	(95)	(59)
Premiums and discounts on loans, net	49	21
Provision for loan losses	665	—
Depreciation of premises and equipment	222	242
Increase in value of bank-owned life insurance	(160)	(159)
Restricted stock grant expense	4	90
Stock option expense	14	94
Stock-based benefit programs: ESOP	53	71
Proceeds from sale of loans receivable held for sale	12,505	5,123
Origination of loans held for sale	(12,296)	(4,870)
(Gain) loss on sale of
Loans receivable held for sale	(148)	(62)
Investments	(190)	—
Expense from loans receivable held for sale	13	—
Expense (income) from mortgage loan derivatives	18	(10)
(Income)expense associated with forward loan sales	(35)	17
Decrease (increase) in
Accrued interest receivable	148	163
Other assets	187	(243)
Increase in
Accrued interest payable	542	277
Other liabilities	293	242
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,923	2,233

INVESTING ACTIVITIES
Loan originations	(22,963)	(47,228)
Loan principal payments	23,372	23,031
Principal repayments on mortgage-backed securities held to maturity	205	255
Principal repayments on mortgage-backed securities available for sale	7,201	4,910
Proceeds from sale of investment securities available for sale	3,135	—
Purchases of Federal Home Loan Bank stock, net	—	(547)
Purchase of premises and equipment	(83)	(33)
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	10,867	(19,612)

FINANCING ACTIVITIES
Net increase in deposits	14,665	6,570
Net (decrease) increase in short-term borrowings from the Federal Home Loan Bank and other	(13,619)	7,551
Proceeds of long-term Federal Home Loan Bank borrowings	—	7,900
Repayment of long-term Federal Home Loan Bank borrowings	(12,953)	(5,071)
Net decrease in advances from borrowers for taxes and insurance	(203)	(191)
Treasury stock acquired	(101)	(253)
Exercise of stock options	101	8
Common stock dividends paid	(503)	(534)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,613)	15,980

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,177	(1,399)

Cash and cash equivalents at beginning of period	2,719	5,680

Cash and cash equivalents at end of period	$3,896	$4,281

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings	$3,256	$4,641
Income taxes	$55	$22
Non-cash transactions
Capitalization of mortgage servicing rights	$121	$65
Transfers from loans to real estate acquired through foreclosure	$2,164	$306

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2009 (unaudited) and December 31, 2008 and for the three months ended March 31, 2009 and 2008 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

The Company follows Statement of Financial Accounting Standard (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income are as follows for the three months ended:

	March 31, 2009
	Before tax amount	Tax benefit (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,090	$(372)	$718
Reclassification adjustment for gains realized in net income	(190)	65	(125)
Pension plan benefit adjustment related to prior service costs and actuarial losses	46	(18)	28

Other comprehensive income, net	$946	$(325)	$621

	March 31, 2008
	Before tax amount	Tax expense	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,690	$(575)	$1,115
Pension plan benefit adjustment related to prior service costs and actuarial losses	22	(8)	14

Other comprehensive income, net	$1,712	$(583)	$1,129

NOTE 5 - EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Three months ended March 31, 2009
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,020	2,516,962	$0.41
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,020	2,516,962	$0.41

There were 256,893 options to purchase shares of common stock at an average price range of $20.30 to $34.14 per share which were outstanding for the three months ended March 31, 2009 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended March 31, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,281	2,670,513	$0.48
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,281	2,670,513	$0.48

There were 209,883 options to purchase shares of common stock at an average price range of $24.71 to $34.14 per share which were outstanding for the three months ended March 31, 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by value hierarchy level are summarized below (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Assets
Investment securities available for sale	$165	$28,390	$—	$28,555
Mortgage-backed securities available for sale	—	101,105	—	101,105
Loans receivable held for sale	1,463	—	—	1,463
Impaired loans	—	—	3,486	3,486

Liabilities
Forward loan sales/derivatives			7	7

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. Active listed equities are generally classified within Level 1 of the fair value hierarchy.  Government-sponsored agency debt securities and corporate bonds are primarily priced through a multi-dimensional relational model, a level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions.  Municipal securities are also measured within the level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include FNMA and FHLMC certificates and real estate mortgage investment conduits which are valued under a level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds. Loans originated and held for sale in the secondary market are carried at fair value on an individual basis.

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

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Derivative loan commitments
Beginning balance December 31, 2008	$18
Total losses—realized/unrealized:
Included in earnings	(18)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance, March 31, 2009	$—

Forward loan sales
Beginning balance December 31, 2007	$42
Total gains—realized/unrealized:
Included in earnings	(35)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance March 31, 2009	$7

The Company also measures certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  Adjustments may result from application of lower-of-cost or fair value accounting.

NOTE 7 - STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At March 31, 2009, there was $185,197 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 27.6 months. Option activity under the Company’s stock option plan as of March 31, 2009 is as follows:

	2009
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2009	287,336	$25.67
Options granted	—	—
Options exercised	(5,000)	20.88
Options forfeited	(175)	31.88
Options expired	—	—
Outstanding at March 31, 2009	282,161	$25.75	3.08	$114
Options exercisable at March 31, 2009	229,364	$26.62	2.39	$114

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was

$14,000 and $2,100, respectively. Exercise of stock options during the three months ended March 31, 2009 and 2008 resulted in cash receipts of $101,000 and $8,000, respectively.

Stock-based compensation expense included in net income related to restricted stock grants was $4,000 and $90,000 for the quarters ended March 31, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $40,000 and $55,000 for the quarter ended March 31, 2009 and 2008, respectively.

Stock-based compensation expense included in net income related to stock options was $14,000 and $94,000 for the quarters ended March 31, 2009 and 2008 respectively, resulting in a tax benefit of $5,000 and $29,000, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31,
	2009	2008

Components of net periodic benefit cost
Service cost	$118	$98
Interest cost	62	62
Expected return on plan assets	(93)	(105)
Amortization of prior service cost	—	8
Recognized net actuarial (gain) loss	46	14

Net periodic benefit cost	$133	$77

The employer contribution made for the three months ended March 31, 2009 and 2008 was $0 and $218,000, respectively.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, FASB issued FSP FAS (132) R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosure about employer plan assets, including employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009 with early application permitted. This FSP only requires additional disclosures, and will not affect the Company’s financial position or results of operation or cash flows.

In April 2009, FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides additional guidance on (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value implications of both (a) and (b). The objectives emphasized in SFAS 157, “Fair Value Measurements” have not changed. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009, however FAS 157-4 must be adopted at the same time as FAS 115-2/FAS 124-2 which is discussed below. The Company has not adopted FAS 157-4 as of March 31, 2009 and is evaluating the impact FAS 157-4 will have on its consolidated financial statements.

In April 2009, FASB issued (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. Of significance is the revision to the other-than-temporary loss of a debt security recorded in earnings. FAS 115-2/FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009, however FAS 115-2/FAS 124-2 must be adopted at the same time as FAS 157-4 discussed above. The Company has not adopted FAS 115-2/FAS 124-2 as of March 31, 2009 and is evaluating the impact FAS 115-2/FAS 124-2 will have on its consolidated financial statements.

In April 2009, FASB issued (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Instruments”. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FAS 107-1 and APB 28-1 requires early adoption of FAS 157-4 and FAS115-2 and FAS 124-2. The Company has not adopted FAS 107-1/APB 28-1as of March 31, 2009 and is evaluating the impact FAS 107-1/APB28-1 will have on its consolidated financial statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Financial Position

The Company’s total assets at March 31, 2009 and December 31, 2008 were $723.9 million and $733.7 million, respectively, a decrease of $9.8 million, or 1.3% during the three-month period. Investment securities available for sale decreased $3.1 million due to the sale of a debt security. Mortgage-backed securities available for sale decreased by $6.1 million due to principal repayments received of $7.2 million, offset by an increase in the fair value of the securities of $1.0 million and net discount accretion of $0.1 million.  Mortgage-backed securities held to maturity decreased by $0.2 million mainly as a result of principal repayments.

Loans receivable decreased by $3.3 million during the first three months of 2009. Consumer and single-family residential mortgage loans of $15.0 million and commercial loans of $8.0 were originated during the first quarter of 2009. Principal repayments of loans receivable totaled $23.4 million. During the first quarter of 2009, the Company increased the allowance for loan losses by $665,000 and also transferred $2.2 million from loans to real estate owned as a result of real estate acquired through foreclosure. Loans originated for sale during the first three months of 2009 totaled $12.3 million, and there was $12.5 million in proceeds from the sale of loans in the secondary market during this period.

Total liabilities decreased by $11.0 million during the first quarter of 2009. Deposit balances grew by $14.7 million due to an increase of $6.2 million in retail certificates of deposit and an increase in money market and interest checking accounts of $12.3 million during this time period. Non-interest checking and savings accounts decreased by $3.8 million. Advances from the Federal Home Loan Bank decreased by $26.6 million in the first three months of 2009, the result of a $13.6 million decrease in short-term borrowings and scheduled amortization payments of $13.0 million.

Total consolidated stockholder’s equity of the Company was $68.9 million or 9.5% of total assets at March 31, 2009. During the first three months of 2009, the Company repurchased 4,377 shares of its common stock and issued 5,000 shares pursuant to the exercise of stock options. At March 31, 2009, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

At the end of the first quarter of 2009, the Company completed foreclosure proceedings on three parcels of real estate which have been recorded as real estate owned totaling $2.2 million and are included in other assets in the consolidated balance sheet at March 31, 2009. These loans were non-performing at December 31, 2008. As a result of these foreclosures, the Bank recorded a charge-off in the amount of $94,000. One property with a carrying value of $750,000 has been sold at a sheriff’s sale and the Company is currently awaiting distribution of the proceeds which are in excess of the carrying value of the property.  During the first three months of 2009 and 2008, the Company’s provision for loan losses was $665,000 and $0, respectively. With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	March 31, 2009	December 31, 2008	March 31, 2008

Non-performing loans	$3,486	$5,279	$3,144
Ratio of non-performing loans to gross loans	0.64%	0.96%	0.58%
Ratio of non-performing loans to total assets	0.48%	0.72%	0.44%
Ratio of total non-performing assets to total assets	0.78%	0.72%	0.48%
Ratio of allowance for loan losses to total loans	0.81%	0.70%	0.46%
Ratio of allowance for loan losses to non-performing loans	126.94%	73.03%	79.61%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2009	2008
Beginning balance, January 1,	$3,855	$2,842
Provision	665	—
Less: charge-off’s, net	95	339
Ending balance, March 31,	$4,425	$2,503

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net Income. The Company recorded net income of $1,020,000, or $0.41 per diluted share, for the three months ended March 31, 2009 as compared to net income of $1,281,000, or $0.48 per diluted share, for the three months ended March 31, 2008.

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

	March 31,
	2009				2008
	Average balance	Interest		Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$545,097	$7,655		5.70%	$528,865	$8,183	6.22%
Mortgage-backed securities	109,377	1,385		5.14%	102,223	1,231	4.84%
Investment securities(2)	39,458	379		3.90%	41,783	519	5.00%
Other interest-earning assets(3)	501	—	*	—%	971	6	2.49%
Total interest-earning assets	694,433	9,419		5.50%	673,842	9,939	5.93%
Non interest-earning assets	34,984				34,879
Total assets	$729,417				$708,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	494,969	2,513		2.06%	473,160	3,286	2.79%
Borrowings from the FHLB and other borrowings	157,928	1,285		3.30%	159,051	1,632	4.13%
Total interest-bearing liabilities	652,897	3,798		2.36%	632,211	4,918	3.13%
Non interest-bearing liabilities	8,471				8,531
Total liabilities	661,368				640,742
Stockholders’ equity	68,049				67,979
Total liabilities and stockholders’ equity	$729,417				$708,721
Net interest income—tax equivalent basis		$5,621				$5,021
Interest rate spread(4)-tax equivalent basis				3.14%			2.80%
Net yield on interest-earning assets(5) —tax equivalent basis				3.28%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities				106.36%			106.58%
Less: tax—equivalent interest adjustment		(102)				(106)
Net interest income		$5,519				$4,915
Interest rate spread(4)				3.08%			2.74%
Net yield on interest-earning assets(5)				3.23%			2.93%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $102,000 and $106,000 for the quarter ended March 31, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)	Includes interest-bearing deposits in other banks.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
*	Is less than $500 for period indicated.

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

	Three months ended March 31,
	2009 vs 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,343	$(1,871)	$(528)
Mortgage-backed securities	83	71	154
Investment securities (1)	(28)	(112)	(140)
Other interest-earning assets	(2)	(4)	(6)
Total interest-earning assets	1,396	(1,916)	(520)
Interest expense:
Deposits	921	(1,694)	(773)
Borrowings from the FHLB and other borrowings	(12)	(335)	(347)
Total interest-bearing liabilities	909	(2,029)	(1,120)
Net change in net interest income	$487	$113	$600

(1)

Tax equivalent adjustments to interest on investment securities were $102,000 and $106,000 for the quarters ended March 31, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a tax equivalent basis, decreased by $520,000 for the quarter ended March 31, 2009 compared with the first quarter of 2008. The average balance of loans outstanding increased by $16.2 million between the two periods as a result of loan originations added to the portfolio during the intervening period. However, the average yield on loans decreased 52 basis points primarily as a result of the Bank’s reduction of its prime rate four times during the last three quarters of 2008 by a combined 200 basis points mirroring the action taken by the Federal Open Market Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from mortgage-backed securities was higher in the first quarter of 2009 versus the same period of 2008 as security purchases in excess of principal repayments during the intervening period resulted in higher average balances of these securities. Interest income from investment securities decreased as a result of the suspension of dividends paid during the first quarter of 2009 on the Company’s $9.9 million required holdings of FHLB stock.

Total Interest Expense. Total interest expense decreased by $1.1 million to $3.8 million during the quarter ended March 31, 2009 as compared with the first quarter of 2008. Despite an increase in the average outstanding balance of deposits of $21.8 million between the two quarters, interest rates paid on the Bank’s deposits were significantly lower during the 2009 period.

Interest expense associated with borrowings from the Federal Home Loan Bank and Federal Reserve Bank was $347,000 lower in the first quarter of 2009 compared to the first quarter of 2008. During the intervening period, the interest rate on short-term advances decreased and advances with a higher cost matured which resulted in an 83 basis point decline in the cost associated with borrowings from the FHLB and other borrowings.

Non-interest income. Total non-interest income was $935,000 for the first quarter of 2009 compared with $1,111,000 for the same period in 2008. Amortization of mortgage servicing rights in the first quarter of 2009 increased thereby reducing loan servicing income between the periods by $39,000. Overdraft fees earned in first three months of 2009 were $60,000 lower than the same period in 2008.  The first quarter of 2008 included a $197,000 insurance claim recovery. Additionally, other income during the first quarter of 2008 included $100,000 of non-recurring income recognized due to forfeited deposits on real estate held for development. Offsetting these decreases was a gain on the sale of an investment security of $190,000 in the first quarter of 2009 while there was no such gain in the first quarter of 2008. Also, during 2009, the gain on sale of loans rose $86,000 as a result of the high level of residential loan refinancing activity which occurred in 2009.

Non-interest expense. Total non-interest expense increased by $162,000 to $4.4 million for the three months ended March 31, 2009 compared to the same period in 2008. Employee compensation increased by $217,000 the combined result of annual salary increases and decreased commercial loan originations which lowered the deferral of in-house compensation costs. Also, costs associated with employee benefit plans rose $87,000 between the two quarters.  Offsetting these increases was a decrease in compensation expense associated with stock options and grants of $166,000 as a result of substantial completion of the vesting period used for expense recognition in 2008. The decrease in occupancy and equipment costs is due to the closing of the branch office on Quakerbridge Road in Mercer County during the second quarter of 2008. Professional fees increased between the two periods as a result of higher legal costs associated with non-performing loans during the 2009 quarter. Other operating expense during the first quarter of 2009 included an increase in robbery and deposit related losses of $50,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank. There has been no material adverse change during the three-month period ended March 31, 2009 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2009, the Company had commitments outstanding under letters of credit of $1.3 million, commitments to originate loans of $20.3 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.1 million. At March 31, 2009, the Bank had $11.2 million outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2009 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2009.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was $4.4 million at March 31, 2009.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended March 31, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan of Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 1-January 31, 2009	4,377	$22.99	—	101,957

February 1- February 28, 2009	—	$—	—	101,957

March 1, 2009 - March 31, 2009	—	$—	—	101,957

Quarterly total	4,377	$22.99	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on April 29, 2009. There were outstanding and entitled to vote at the Meeting 2,662,871 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,427,343 shares of Common Stock representing 91.16% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2009 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

	Proposal 1

	Election of three directors of the Company.

	Robert N. Dusek	FOR:	2,340,223	PERCENT FOR:	96.41%
		WITHHELD:	87,120	PERCENT WITHHELD:	3.59%

	Carl F. Gregory	FOR:	2,373523	PERCENT FOR:	97.78%
		WITHHELD:	53,820	PERCENT WITHHELD:	2.22%

	Kent C. Lufkin	FOR:	2,210,605	PERCENT FOR:	91.07%
		WITHHELD:	216,738	PERCENT WITHHELD:	8.93%

	Proposal 2

	Ratification of the appointment of Grant Thornton, LLP as independent auditor for the Company December 31, 2009 fiscal year.

	FOR:		2,390,111	PERCENT FOR:	98.46%
	AGAINST:		17,122	PERCENT AGAINST:	0.71%
	ABSTAIN:		20,110	PERCENT ABSTAIN	0.83%

ITEM 5.	OTHER INFORMATION

	None.

ITEM 6.	EXHIBITS

	(a) Exhibits

	31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2009	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 14, 2009	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)