Form 10-Q
period 2009-06-30
TF FINANCIAL CORP
filed 2009-08-14
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 7, 2009

Class	Outstanding
$.10 par value common stock	2,663,121 shares

TF Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2009	Audited December 31, 2008
	(in thousands)
ASSETS
Cash and cash equivalents	$6,262	$2,719
Investment securities available for sale—at fair value	32,051	31,619
Mortgage-backed securities available for sale—at fair value	97,054	107,217
Mortgage-backed securities held to maturity (fair value of $4,397 and $4,996, respectively)	4,117	4,774
Loans receivable, net	541,712	544,330
Loans receivable held for sale	961	1,659
Federal Home Loan Bank stock—at cost	9,896	9,896
Accrued interest receivable	2,658	2,788
Premises and equipment, net	5,398	5,636
Goodwill	4,324	4,324
Bank-owned life insurance	16,844	16,514
Other assets	3,220	2,232
TOTAL ASSETS	$724,497	$733,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$531,090	$489,850
Borrowings from the Federal Home Loan Bank	91,132	158,148
Other short-term borrowings	20,000	10,000
Advances from borrowers for taxes and insurance	2,585	2,315
Accrued interest payable	3,517	3,066
Other liabilities	6,501	2,637
Total liabilities	654,825	666,016

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2009 and December 31, 2008, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,522,246 and 2,515,407 shares outstanding at June 30, 2009 and December 31, 2008, respectively, net of shares in treasury 2,626,879 and 2,627,752 respectively	529	529
Additional paid-in capital	53,978	53,897
Unearned ESOP shares	(1,409)	(1,468)
Treasury stock-at cost	(54,530)	(54,538)
Retained earnings	71,111	69,875
Accumulated other comprehensive loss	(7)	(603)
Total stockholders’ equity	69,672	67,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$724,497	$733,708

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,658	$8,155	$15,313	$16,338
Mortgage-backed securities	1,294	1,132	2,679	2,363
Investment securities	276	365	553	778
Interest-bearing deposits and other	—	4	—	10

TOTAL INTEREST INCOME	9,228	9,656	18,545	19,489

Interest expense
Deposits	2,441	2,926	4,954	6,212
Borrowings	1,208	1,571	2,493	3,203

TOTAL INTEREST EXPENSE	3,649	4,497	7,447	9,415

NET INTEREST INCOME	5,579	5,159	11,098	10,074

Provision for loan losses	590	340	1,255	340

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,989	4,819	9,843	9,734

Non-interest income
Service fees, charges and other operating income	597	543	1,034	1,236
Bank-owned life insurance	170	156	330	315
Gain on sale of investments	116	—	306	—
Gain on sale of loans held for sale	253	97	401	159
Gain on sale of foreclosed real estate	303	342	303	342
Other income	—	—	—	197

TOTAL NON-INTEREST INCOME	1,439	1,138	2,374	2,249

Non-interest expense
Employee compensation and benefits	2,645	2,677	5,316	5,215
Occupancy and equipment	708	740	1,418	1,468
Professional fees	183	167	456	421
Marketing and advertising	116	145	264	289
FDIC insurance premiums	511	13	532	27
Other operating	613	590	1,214	1,174

TOTAL NON-INTEREST EXPENSE	4,776	4,332	9,200	8,594

INCOME BEFORE INCOME TAXES	1,652	1,625	3,017	3,389

Income taxes	430	441	775	924

NET INCOME	$1,222	$1,184	$2,242	$2,465

Earnings per share—basic	$0.48	$0.45	$0.89	$0.92
Earnings per share—diluted	$0.48	$0.44	$0.89	$0.92
Dividends paid per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,242	$2,465
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of
Mortgage loan servicing rights	94	79
Deferred loan origination fees	54	19
Premiums and discounts on investment securities, net	43	44
Premiums and discounts on mortgage-backed securities, net	(180)	(96)
Premiums and discounts on loans, net	91	42
Provision for loan losses	1,255	340
Depreciation of premises and equipment	448	484
Increase in value of bank-owned life insurance	(330)	(315)
Stock grant expense	8	180
Stock option expense	28	186
Stock-based benefit programs: ESOP	108	141
Proceeds from sale of loans originated for sale	29,468	10,968
Origination of loans held for sale	(28,622)	(10,269)
Gain on sale of
Investments	(306)	—
Loans held for sale	(401)	(159)
Foreclosed real estate	(303)	(342)
Decrease (increase) in
Accrued interest receivable	130	95
Other assets	362	(112)
Increase in
Accrued interest payable	451	226
Other liabilities	3,547	31
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,187	4,007

INVESTING ACTIVITIES
Loan originations	(47,635)	(88,249)
Loan principal payments	46,688	54,471
Principal repayments on mortgage-backed securities held to maturity	662	887
Principal repayments on mortgage-backed securities available for sale	16,035	11,171
Purchase of investment securities available for sale	(6,761)	—
Purchase of mortgage-backed securities available for sale	(4,556)	—
Proceeds from sale of investment securities available for sale	5,514	—
Proceeds from redemption of investment securities available for sale	755	1,000
Purchase of Federal Home Loan Bank stock, net	—	(510)
Proceeds from the sale of foreclosed real estate	1,367	1,272
Purchase of premises and equipment	(210)	(101)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,859	(20,059)

	For the six months ended June 30,
	2009	2008
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	41,240	14,600
Net decrease in short-term borrowings from the Federal Home Loan Bank and other borrowings	(22,416)	(3,090)
Proceeds of long-term Federal Home Loan Bank borrowings	—	14,309
Repayment of long-term Federal Home Loan Bank borrowings	(34,600)	(9,737)
Net increase in advances from borrowers for taxes and insurance	270	356
Treasury stock acquired	(101)	(683)
Exercise of stock options	105	8
Tax benefit arising from stock compensation	5	1
Common stock dividends paid	(1,006)	(1,065)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,503)	14,699

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,543	(1,353)

Cash and cash equivalents at beginning of period	2,719	5,680

Cash and cash equivalents at end of period	$6,262	$4,327

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings	$6,996	$9,189
Income taxes	$825	$342
Non-cash transactions
Capitalization of mortgage servicing rights	$253	$140
Transfers from loans to foreclosed real estate	$2,164	$1,236
Securities available for sale purchased not settled	$3,325	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2009 (unaudited) and December 31, 2008 and for the three and six-month periods ended June 30, 2009 and 2008 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

	June 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$38	$(16)	$22
Reclassification adjustment for gains realized in net income	(116)	39	(77)
Pension plan benefit adjustment related to actuarial losses	46	(16)	30

Other comprehensive loss, net	$(32)	$7	$(25)

	June 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(1,768)	$603	$(1,165)
Pension plan benefit adjustment related to prior service costs and actuarial losses	34	(12)	22

Other comprehensive loss, net	$(1,734)	$591	$(1,143)

The components of other comprehensive income (loss) are as follows for the six months ended:

	June 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,128	$(388)	$740
Reclassification adjustment for gains realized in net income	(306)	104	(202)
Pension plan benefit adjustment related to actuarial losses	91	(33)	58

Other comprehensive income, net	$913	$(317)	$596

	June 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(77)	$26	$(51)
Pension plan benefit adjustment related to prior service costs and actuarial losses	55	(18)	37

Other comprehensive loss, net	$(22)	$8	$(14)

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended June 30, 2009
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,222	2,520,222	$0.48
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,222	2,520,222	$0.48

	Six months ended June 30, 2009
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,242	2,518,601	$0.89
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,242	2,518,601	$0.89

There were 256,893 options to purchase shares of common stock at a price range of $20.30 to $34.14 per share which were outstanding during the three and six months ended June 30, 2009 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended June 30, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,184	2,660,757	$0.45
Effect of dilutive securities
Stock options and grants	—	1,431	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,184	2,662,188	$0.44

	Six months ended June 30, 2008
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,465	2,665,635	$0.92
Effect of dilutive securities
Stock options and grants	—	716	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,465	2,666,351	$0.92

There were 204,773 options to purchase shares of common stock at a price range of $24.71 to $34.14 per share which were outstanding during the three and six months ended June 30, 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at June 30, 2009 and December 31, 2008, are summarized as follows:

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
Corporate debt securities	$3,340	$35	$—	$3,375
State and political subdivisions	28,230	472	(170)	28,532
Equity securities	150	—	(6)	144
	$31,720	$507	$(176)	$32,051

Residential mortgage-backed securities held to maturity	$4,117	$280	$—	$4,397

Residential mortgage-backed securities available for sale	$94,473	$2,934	$(353)	$97,054

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
U.S. Government and federal agencies	$2,944	$229	$—	$3,173
Corporate debt securities	3,340	—	(55)	3,285
State and political subdivisions	24,532	530	(66)	24,996
Equity securities	150	15	—	165
	$30,966	$774	$(121)	$31,619

Residential mortgage-backed securities held to maturity	$4,774	$222	$—	$4,996

Residential mortgage-backed securities held to maturity	$105,780	$1,822	$(385)	$107,217

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at June 30, 2009:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
Equity securities	1	$144	$(6)	$—	$—	$144	$(6)
State and political subdivisions	12	6,650	(139)	2,601	(31)	9,251	(170)
Residential mortgage-backed securities issued by quasi-governmental agencies	2	4,488	(47)	—	—	4,488	(47)
Residential real estate mortgage-backed securities privately issued	2	—	—	2,949	(306)	2,949	(306)
Total temporarily impaired securities	17	$11,282	$(192)	$5,550	$(337)	$16,832	$(529)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2008:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
U.S. Government and federal agencies	1	$—	$—	$2,982	$(14)	$2,982	$(14)
Corporate debt securities	1	—	—	993	(7)	993	(7)
State and political subdivisions	9	—	—	5,763	(63)	5,763	(63)
Residential mortgage-backed securities issued by quasi-governmental agencies	23	1,193	(14)	51,780	(431)	52,973	(445)
Residential real estate mortgage -backed securities privately issued	2	—	—	3,302	(349)	3,302	(349)
Total temporarily impaired securities	36	$1,193	$(14)	$64,820	$(864)	$66,013	$(878)

The Company evaluates debt securities on an ongoing basis to determine whether other —than— temporary impairment (OTTI) exists. FSP FAS 115-2 and FAS 124-2 require that OTTI be segregated into two components: the amount related to credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income net of tax. The Company identified debt securities with fair values below amortized cost and has determined that the unrealized losses were caused by changes in market interest rates and not deemed credit-related losses. The Company has the ability and intent to hold these securities until a market price recovery or maturity and there is no intent or requirement to sell the securities prior to recovery of the amortized cost basis. The contractual terms and contractual cash flows of these securities do not permit the issuer to settle at a price less than the amortized cost. Accordingly, the Company has evaluated relevant factors and has determined that the unrealized losses at June 30, 2009 and December 31, 2008, respectively are not considered other-than-temporary and are therefore reflected in other comprehensive income.

NOTE 7- FAIR VALUE MEASUREMENTS

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by value hierarchy level are summarized below (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
At June 30, 2009

Assets
Investment securities available for sale
Corporate debt securities	$—	$3,375	$—	$3,375
State and political subdivisions	—	28,532	—	28,532
Equity securities	144	—	—	144
Total investment securities available for sale	144	31,907	—	32,051

Residential mortgage-backed securities issued by quasi-governmental agencies	—	94,105	—	94,105
Residential real estate mortgage -backed securities privately issued	—	2,949	—	2,949
Total mortgage-backed securities available for sale	—	97,054	—	97,054

Mortgage loans available for sale	961	—	—	961
Impaired loans	—	—	3,039	3,039
Mortgage servicing rights	—	606	—	606
Derivative loan commitments	—	—	13	13

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. Active listed equities are classified within Level 1 of the fair value hierarchy. Corporate debt securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions.  State and political subdivision securities are also valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include GNMA, FNMA and FHLMC certificates and privately issued real estate mortgage investment conduits which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

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

Mortgage servicing rights are accounted for in accordance with SFAS 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. At June 30, 2009, the amortized cost basis of the Company’s mortgage servicing rights was $735,000 and the fair value of $606,000 was included in Other Assets in the consolidated balance sheet.

The fair values of derivative loan commitments are determined at the time the underlying loan is identified as held for sale with changes in fair value correlated to the change in secondary market loan pricing. The value is adjusted to reflect the Company’s historical loan “fallout” experience which incorporates such factors as changes in market rates, origination channels and loan purpose.

The following table presents additional information about assets and (liabilities) measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Derivative loan commitments
June 30,2009

Beginning balance	$(24)
Total gains (losses) —realized/unrealized:
Included in earnings	37
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance	$13

NOTE 8- FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity or available for sale and to not engage in trading or significant sales activities. For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required under SFAS 157 explained in Note 7- Fair Value Measurements. Additionally, the Company used significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. In addition, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

The fair value of cash and cash equivalents equals historical book value. The fair value of investment and mortgage backed securities is described and presented under SFAS 157 guidelines as amended.

	June 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$6,262	$6,262	$2,719	$2,719
Investment securities	32,051	32,051	31,619	31,619
Mortgage-backed securities	101,451	101,171	112,213	111,991

The fair value of financial instruments with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar assets and liabilities.

	June 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$219,885	$215,871	$211,392	$205,872
Borrowings with stated maturities	113,995	111,132	171,541	168,148

The fair value of financial instrument liabilities with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand).

	June 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$315,219	$315,219	$283,978	$283,978

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk.

	June 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$551,311	$542,673	$559,491	$545,989

Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required by SFAS 107.

NOTE 9- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At June 30, 2009, there was $169,691 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 24.6 months. Option activity under the Company’s stock option plan as of June 30, 2009 is as follows:

	2009
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2009	287,336	$25.67
Options granted	—	—
Options exercised	(5,250)	19.87
Options forfeited	(175)	31.88
Options expired	—	—
Outstanding at June 30, 2009	281,911	$25.76	2.83	$101
Options exercisable at June 30, 2009	229,114	$26.63	2.14	$101

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $16,000 and $2,000, respectively. Exercise of stock options during the six months ended June 30, 2009 and 2008 resulted in cash receipts of $104,000 and $7,500, respectively.

Stock-based compensation expense included in net income related to stock options was $14,000 and $92,000 for the three months ended June 30, 2009 and 2008 respectively, resulting in a tax benefit of $5,000 and $31,000, respectively. Stock-based compensation expense included in net income related to stock options was $28,000 and $186,000 for the six months ended June 30, 2009 and 2008 respectively, resulting in a tax benefit of $10,000 and $63,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $4,000 and $90,000 for the three months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $43,000 and $54,000 for the three months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to stock grants was $8,000 and $180,000 for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $83,000 and $109,000 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 10- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30,
	2009	2008

Components of net periodic benefit cost
Service cost	$118	$98
Interest cost	62	62
Expected return on plan assets	(93)	(105)
Amortization of prior service cost	—	8
Recognized net actuarial loss	46	26

Net periodic benefit cost	$133	$89

	Six months ended June 30,
	2009	2008

Components of net periodic benefit cost
Service cost	$236	$196
Interest cost	124	123
Expected return on plan assets	(185)	(210)
Amortization of prior service cost	—	15
Recognized net actuarial loss	91	40

Net periodic benefit cost	$266	$164

The employer contribution for the six months ended June 30, 2009 and 2008 was $0 and $218,000, respectively.

NOTE 11- SUBSEQUENT EVENTS

On August 3, 2009, the Company acquired a non-residential real estate property and a single family dwelling through foreclosure. The real estate was the collateral for mortgage loans receivable of the Company totaling $1.9 million at June 30, 2009.  These loans were non-performing at June 30, 2009 with specific valuation allowances totaling $840,000. The Company does not anticipate any additional loss as a result of the foreclosure.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132 R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosure about employer plan assets, including employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009 with early application permitted. This FSP only requires additional disclosures, and will not affect the Company’s financial position or results of operation or cash flows. The Company intends to adopt FSP FAS 132 R-1 effective December 31, 2009.

In April 2009, FASB issued (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides additional guidance on (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value implications of both (a) and (b). The objectives emphasized in SFAS 157, “Fair Value Measurements” have not changed. The Company has adopted FSP FAS 157-4 as of June 30, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operation.  The additional disclosures related to FSP FAS 157-4 have been included in Note 7- Fair Value Measurements.

In April 2009, FASB issued (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The Company has adopted FAS 115-2 and FAS 124-2 as of June 30, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operation. The required disclosures have been included in Note 6- Investment and Mortgage-backed Securities.

In April 2009, FASB issued (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Instruments”. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The Company has adopted FAS 107-1 and APB 28-1as of June 30, 2009 and the required disclosures have been included in Note 8- Fair Value of Financial Instruments.

In May 2009, FASB issued Statement No. 165 (SFAS 165), “Subsequent Events”. The statement provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and “through the date the financial statements are issued or are available to be issued.” The Company adopted SFAS 165 as of June 30, 2009 which was the effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 14, 2009 the date the financial statements were available to be issued.  Other than disclosure of the foreclosure of real estate discussed in Note 11-Subsequent Events, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued Statement No. 166 (SFAS 166), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The statement amends the derecognition guidance in Statement 140 as well as seeks to remedy issues that entities face in applying Statement 140. The statement is effective for financial statement transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 (thus, calendar-year-end companies must adopt it on January 1, 2010). The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In June 2009, FASB issued Statement No. 167 (SFAS 167), “Amendments to FASB Interpretation No. 46R”. The statement amends the consolidation guidance that applies to variable interest entities (VIE). Accordingly, an enterprise will need to reconsider previous Interpretation 46 conclusions to define whether an entity is a VIE and whether the enterprise is the VIE’s primary beneficiary as well as appropriate financial statement disclosures.  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In June 2009, FASB issued Statement No. 168 (SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No.162”. The FASB Accounting Standards Codification tm will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate the statement to result in changes to current practices nor have a material effect on the consolidated statements of the Company.

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

Financial Position

The Company’s total assets at June 30, 2009 and December 31, 2008 were $724.5 million and $733.7 million, respectively, a decrease of $9.2 million, or 1.3% during the six-month period. Mortgage-backed securities available for sale decreased by $10.2 million due to principal repayments received of $16.0 million, offset by purchases of $4.6 million, an increase in the fair value of the securities of $1.1 million and net discount accretion of $0.1million.  Mortgage-backed securities held to maturity decreased by $0.7 million mainly as a result of principal repayments. Loans receivable, net decreased by $3.3 million during the first six months of 2009. Principal repayments of loans receivable totaled $46.7 million which were offset by originations of consumer and single-family residential mortgage loans of $36.2 million and commercial loans of $11.4 million. The Company increased the allowance for loan losses by $1.3 million and also transferred $2.2 million from loans to real estate acquired through foreclosure. Loans receivable held for sale decreased by $0.7 million, mainly the net result of loans originated for sale during the first six months of 2009 of $28.6 million, less $29.5 million in proceeds from the sale of loans in the secondary market.

Cash and cash equivalents increased $3.5 million and these funds were applied towards investment purchases settling in July. Investment securities available for sale increased $0.4 million due to purchases of municipal bonds of $6.8 million which offset sales and security redemptions of $6.0 million as well as $0.4 million of market value decline and premium amortization.

Total liabilities decreased by $11.2 million during the first six months of 2009. Advances from the Federal Home Loan Bank decreased by $67.0 million in the first six months of 2009, the result of a $32.4 million decrease in short-term borrowings and scheduled amortization payments of $34.6 million. Other short-term borrowings with the Federal Reserve Bank increased by $10.0 million during the first six months of 2009.

Deposits grew by $41.2 million due to an increase of $10.0 million in retail certificates of deposit and an increase in money market, interest and non-interest checking accounts of $38.4 million less a decrease in savings accounts of $7.2 million.

Total consolidated stockholder’s equity of the Company was $69.7 million or 9.6% of total assets at June 30, 2009. During the first six months of 2009, the Company issued 873 shares of common stock as a result of stock option exercises. At June 30, 2009, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During 2009, the Company completed foreclosure proceedings on three parcels of real estate. These loans were non-performing at December 31, 2008. As a result of these foreclosures, the Bank recorded a charge-off in the amount of $94,000. Two properties with a carrying value of $1.0 million were sold and the Company realized a gain of $303,000 from the disposition of the properties. The remaining property with a carrying value of $1.1 million is included in other assets in the consolidated balance sheet at June 30, 2009. Subsequent to June 30, 2009 the Company sold the property and realized net proceeds of approximately $1.2 million. During the first six months of 2009 and 2008, the Company’s provision for loan losses was $1,255,000 and $340,000, respectively. With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008

Loans delinquent 30-89 days	$1,297	$891	$1,066
Loans delinquent 90 days or more and other non performing loans	3,039	5,279	2,368
Ratio of non-performing loans to gross loans	0.55%	0.96%	0.43%
Ratio of non-performing loans to total assets	0.42%	0.72%	0.33%
Foreclosed real estate	1,130	—	306
Ratio of total non-performing assets to total assets	0.58%	0.72%	0.37%
Ratio of allowance for loan losses to total loans	0.91%	0.70%	0.52%
Ratio of allowance for loan losses to non-performing loans	163.54%	73.03%	120.14%

Management maintains an allowance for loan losses at levels that are believed to be adequate; however, there can be no assurances that further additions will not be necessary or that losses inherent in the existing loan portfolio will not exceed the allowance. The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2009	2008
Beginning balance, January 1,	$3,855	$2,842
Provision	1,255	340
Less: charge-off’s, net	140	337
Ending balance, June 30,	$4,970	$2,845

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income. The Company recorded net income of $1,222,000, or $0.48 per diluted share, for the three months ended June 30, 2009 as compared to net income of $1,184,000, or $0.44 per diluted share, for the three months ended June 30, 2008.

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

	June 30,
	2009				2008
	Average balance	Interest		Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$542,569	$7,658		5.66%	$545,958	$8,155	6.01%
Mortgage-backed securities	104,491	1,294		4.97%	97,397	1,132	4.67%
Investment securities(2)	38,060	379		3.99%	41,915	471	4.52%
Other interest-earning assets(3)	2,011	—	*	—%	665	4	2.42%
Total interest-earning assets	687,131	9,331		5.45%	685,935	9,762	5.72%
Non interest-earning assets	38,517				36,265
Total assets	$725,648				$722,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	518,374	2,441		1.89%	486,394	2,926	2.42%
Borrowings from the FHLB and other borrowings	128,620	1,208		3.77%	155,675	1,571	4.06%
Total interest-bearing liabilities	646,994	3,649		2.26%	642,069	4,497	2.82%
Non interest-bearing liabilities	9,302				9,934
Total liabilities	656,296				652,003
Stockholders’ equity	69,352				70,197
Total liabilities and stockholders’ equity	$725,648				$722,200
Net interest income—tax equivalent basis		$5,682				$5,265
Interest rate spread(4)-tax equivalent basis				3.19%			2.90%
Net yield on interest-earning assets(5) —tax equivalent basis				3.32%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities				106.20%			106.83%
Less: tax—equivalent interest adjustment		(103)				(106)
Net interest income		$5,579				$5,159
Interest rate spread(4)				3.12%			2.84%
Net yield on interest-earning assets(5)				3.26%			3.02%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $103,000 and $106,000 for the quarter ended June 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30
	2009 vs 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(48)	$(449)	$(497)
Mortgage-backed securities	87	75	162
Investment securities (1)	(41)	(51)	(92)
Other interest-earning assets	19	(23)	(4)
Total interest-earning assets	17	(448)	(431)
Interest expense:
Deposits	1,079	(1,564)	(485)
Borrowings from the FHLB and other borrowings	(257)	(106)	(363)
Total interest-bearing liabilities	822	(1,670)	(848)
Net change in net interest income	$(805)	$1,222	$417

(1)

Tax equivalent adjustments to interest on investment securities were $103,000 and $106,000 for the quarters ended June 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $431,000 or 4.4% to $9.3 million for the quarter ended June 30, 2009 compared with the second quarter of 2008. Interest income from loans receivable decreased by $497,000, the result of a decrease in the average balance of loans outstanding of $3.4 million, plus a decrease in the yield on loans of 35 basis points primarily as a result of the Company’s reduction of its prime rate three times during the last quarter of 2008 by a combined 175 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from investment securities decreased as a result of the decrease of $56,000 in dividends paid on the Company’s $9.9 million required holdings of FHLB stock. The FHLB had paid dividends on the stock for the second quarter of 2008 but suspended dividend payments until further notice during the fourth quarter of 2008. Interest income from mortgage-backed securities was higher in the second quarter of 2009 in comparison to the same period of 2008 due to purchases of $32.9 million of securities which exceeded principal repayments of $26.1 million during the intervening period.

Total Interest Expense. Total interest expense decreased by $848,000 to $3.6 million during the three-month period ended June 30, 2009 as compared with the second quarter of 2008. The average balance of deposits increased by $32.0 million between the two quarters, and interest rates paid on the Bank’s deposits were 53 basis points lower in 2009.

Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $363,000 between the second quarters of 2009 and 2008. During the intervening period, the Bank reduced its average outstanding borrowings by $27.1 million and replaced maturing higher cost advances with low cost short-term advances.

Non-interest income. Total non-interest income was $1.4 million for the second quarter of 2009 compared with $1.1 million for the same period in 2008. The second quarter of 2009 included a gain on the sale of an investment security of $116,000 while there was no such gain in the same quarter of 2008. Also, during 2009, the gain on sale of loans held for sale increased by $156,000 as a result of the high level of residential loan refinancing activity which occurred in the second quarter of 2009.

Non-interest expense. Total non-interest expense increased by $444,000 to $4.8 million for the three months ended June 30, 2009 compared to the same period in 2008. FDIC insurance premiums increased by $498,000 between the two quarters due to a special assessment imposed by the FDIC of $330,000 in addition to an increase in the regular FDIC insurance premium as a result of increased deposits, an increased assessment rate and the exhaustion of a credit the Company has been entitled to apply against the quarterly billed insurance premium. Compensation expense associated with stock options and grants decreased $164,000 during the quarter as a result of substantial completion of the vesting period used for expense recognition in 2008. Offsetting this reduction was an increase in employee compensation of $79,000, the combined result of annual salary increases and decreased commercial loan originations which lowered the deferral of in-house compensation costs. Also, costs associated with employee benefit plans increased $60,000 between the two quarters. The decrease in occupancy and equipment costs is due to the closing of the branch office on Quakerbridge Road in Mercer County during the second quarter of 2008.

Income tax expense. The Company’s effective tax rate was 26.0% for the quarter ended June 30, 2009 compared to 27.1% for the quarter ended June 30, 2008. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income. The Company recorded net income of $2,242,000, or $0.89 per diluted share, for the six months ended June 30, 2009 as compared to net income of $2,465,000, or $0.92 per diluted share, for the six months ended June 30, 2008.

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

	June 30,
	2009				2008
	Average balance	Interest		Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$543,826	$15,313		5.69%	$537,411	$16,338	6.11%
Mortgage-backed securities	106,921	2,679		5.07%	99,810	2,363	4.76%
Investment securities(2)	38,755	759		3.96%	41,850	990	4.76%
Other interest-earning assets(3)	1,260	—	*	—%	818	10	2.46%
Total interest-earning assets	690,762	18,751		5.49%	679,889	19,701	5.83%
Non interest-earning assets	36,754				35,344
Total assets	$727,516				$715,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	506,677	4,954		1.98%	479,497	6,212	2.61%
Borrowings from the FHLB and other borrowings	143,193	2,493		3.52%	157,363	3,203	4.09%
Total interest-bearing liabilities	649,870	7,447		2.32%	636,860	9,415	2.97%
Non interest-bearing liabilities	8,882				9,285
Total liabilities	658,752				646,145
Stockholders’ equity	68,764				69,088
Total liabilities and stockholders’ equity	$727,516				$715,233
Net interest income—tax equivalent basis		$11,304				$10,286
Interest rate spread(4)-tax equivalent basis				3.17%			2.86%
Net yield on interest-earning assets(5) —tax equivalent basis				3.31%			3.05%
Ratio of average interest-earning assets to average interest-bearing liabilities				106.29%			106.76%
Less: tax—equivalent interest adjustment		(206)				(212)
Net interest income		$11,098				$10,074
Interest rate spread(4)				3.11%			2.79%
Net yield on interest-earning assets(5)				3.25%			2.98%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $206,000 and $212,000 for the six months ended June 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30,
	2009 vs 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$516	$(1,541)	$(1,025)
Mortgage-backed securities	166	150	316
Investment securities (1)	(71)	(160)	(231)
Other interest-earning assets	11	(21)	(10)
Total interest-earning assets	622	(1,572)	(950)
Interest expense:
Deposits	907	(2,165)	(1,258)
Borrowings from the FHLB and other borrowings	(278)	(432)	(710)
Total interest-bearing liabilities	629	(2,597)	(1,968)
Net change in net interest income	$(7)	$1,025	$1,018

(1)

Tax equivalent adjustments to interest on investment securities were $206,000 and $212,000 for the six months ended June 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $950,000 or 4.8% to $18.8 million for the six months ended June 30, 2009 compared with the first six months of 2008. Interest income from loans receivable decreased by $1.0 million, the result of a decrease in the average yield on loans of 42 basis points primarily as a result of the Company’s reduction of its prime rate three times during the last quarter of 2008 by a combined 175 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. However the average balance of loans receivable increased $6.4 million during the intervening period.  Interest income from investment securities decreased as a result of the decrease of $151,000 in dividends paid on the Company’s $9.9 million required holdings of FHLB stock. The dividends had been paid through September 30, 2008 but were suspended indefinitely during the fourth quarter of 2008. Interest income from mortgage-backed securities was higher in the first two quarters of 2009 in comparison to the same period of 2008 due to purchases of $32.9 million of securities which exceeded principal repayments of $26.1 million during the intervening period.

Total Interest Expense. Total interest expense decreased by $2.0 million to $7.4 million during the six-month period ended June 30, 2009 as compared with the first half of 2008 There was a $27.2 million increase in average outstanding deposit balances during the six months ended June 30, 2009, and the average interest rates paid on the Bank’s deposits were 57 basis points lower in 2009. Interest expense associated with borrowings decreased $0.7 million between the first six months of 2009 and 2008. During the intervening period, the Bank decreased its average borrowings outstanding by $14.2 million from the FHLB and also replaced maturing high cost advances with low-cost short-term advances.

Non-interest income. Total non-interest income was $2.4 million for the first six months of 2009 compared with $2.2 million for the same period in 2008. Gain on the sale of investment securities totaled $306,000 in 2009 while there was no such gain in 2008. Also, during 2009, the gain on sale of loans held for sale increased by $242,000 as a result of the high level of residential loan refinancing activity which occurred in the first six months of 2009. Offsetting these increases was the increase in amortization of mortgage servicing rights in first six months of 2009 which reduced loan servicing income between the periods by $30,000. Overdraft fees earned in first six months of 2009 were $86,000 lower than the same period in 2008. Other operating income during 2008 included $100,000 of non-recurring income recognized due to forfeited options to purchase the Company’s real estate held for development. Additionally, other income for the first six months of 2008 was a $197,000 insurance claim recovery.

Non-interest expense. Total non-interest expense increased by $606,000 to $9.2 million for the six months ended June 30, 2009 compared to the same period in 2008. Employee compensation increased by $296,000, the combined result of annual salary increases and decreased commercial loan originations which lowered the deferral of in-house compensation costs. Also, costs associated with employee benefit plans increased by $147,000 between the two periods.  Offsetting these increases was a decrease in compensation expense associated with stock options and grants of $330,000 as a result of substantial completion of the vesting period used for expense recognition in 2008. FDIC insurance premiums increased by $505,000 in the first six months of 2009 due to a special assessment imposed by the FDIC of $330,000 in addition to an increase in the regular FDIC insurance premium as a result of increased deposits, an increased assessment rate and the exhaustion of a credit the Company has been entitled to apply against the quarterly billed insurance premium. Other operating expense during the first six months of 2009 included an increase in robbery and deposit related losses of $50,000. The $50,000 decrease in occupancy and equipment costs is due to the closing of the branch office on Quakerbridge Road in Mercer County during the second quarter of 2008.

Income tax expense. The Company’s effective tax rate was 25.7% for the six months ended June 30, 2009 compared to 27.3% for the six months ended June 30, 2008. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended June 30, 2009 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2009, the Company had commitments outstanding under letters of credit of $1.4 million, commitments to originate loans of $9.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.1 million. At June 30, 2009, the Bank had $2.4 million outstanding commitments to sell loans. There has been no material change during the three months ended June 30, 2009 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2009.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $5.0 million at June 30, 2009.

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

Changes in Internal Controls over Financial Reporting

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2009	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 14, 2009	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)