Form 10-Q
period 2009-09-30
TF FINANCIAL CORP
filed 2009-11-16
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 9, 2009

Class	Outstanding
$.10 par value common stock	2,664,982 shares

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2009	Audited December 31, 2008
	(in thousands)
ASSETS
Cash and cash equivalents	$4,401	$2,719
Investment securities available for sale—at fair value	34,452	31,619
Mortgage-backed securities available for sale—at fair value	94,250	107,217
Mortgage-backed securities held to maturity (fair value of $4,248 and $4,996, respectively)	3,938	4,774
Loans receivable, net	530,953	544,330
Loans receivable held for sale	1,594	1,659
Federal Home Loan Bank stock—at cost	9,896	9,896
Accrued interest receivable	2,619	2,788
Premises and equipment, net	5,358	5,636
Goodwill	4,324	4,324
Bank-owned life insurance	17,015	16,514
Other assets	3,049	2,232
TOTAL ASSETS	$711,849	$733,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$531,949	$489,850
Borrowings from the Federal Home Loan Bank	89,744	158,148
Other short-term borrowings	10,000	10,000
Advances from borrowers for taxes and insurance	1,588	2,315
Accrued interest payable	3,264	3,066
Other liabilities	3,754	2,637
Total liabilities	640,299	666,016

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2009 and December 31, 2008, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,525,882 and 2,515,407 shares outstanding at September 30, 2009 and December 31, 2008, respectively, net of shares in treasury 2,626,219 and 2,627,752 respectively	529	529
Additional paid-in capital	54,015	53,897
Unearned ESOP shares	(1,379)	(1,468)
Treasury stock-at cost	(54,516)	(54,538)
Retained earnings	71,720	69,875
Accumulated other comprehensive income (loss)	1,181	(603)
Total stockholders’ equity	71,550	67,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,849	$733,708

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,638	$8,257	$22,951	$24,595
Mortgage-backed securities	1,170	1,079	3,849	3,442
Investment securities	311	383	864	1,161
Interest-bearing deposits and other	1	6	1	16

TOTAL INTEREST INCOME	9,120	9,725	27,665	29,214

Interest expense
Deposits	2,393	2,772	7,347	8,984
Borrowings	988	1,576	3,481	4,779

TOTAL INTEREST EXPENSE	3,381	4,348	10,828	13,763

NET INTEREST INCOME	5,739	5,377	16,837	15,451

Provision for loan losses	650	150	1,905	490

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,089	5,227	14,932	14,961

Non-interest income
Service fees, charges and other operating income	464	504	1,498	1,740
Bank-owned life insurance	171	155	501	470
Gain on sale of investments	—	—	306	—
Gain on sale of loans	127	40	528	199
Gain on sale of foreclosed real estate	34	—	337	342
Other income	—	—	—	197

TOTAL NON-INTEREST INCOME	796	699	3,170	2,948

Non-interest expense
Employee compensation and benefits	2,601	2,648	7,917	7,863
Occupancy and equipment	756	691	2,174	2,159
Professional fees	195	142	651	563
Marketing and advertising	118	144	382	433
FDIC insurance premiums	182	21	714	48
Other operating	568	568	1,782	1,742

TOTAL NON-INTEREST EXPENSE	4,420	4,214	13,620	12,808

INCOME BEFORE INCOME TAXES	1,465	1,712	4,482	5,101

Income taxes	353	462	1,128	1,386

NET INCOME	$1,112	$1,250	$3,354	$3,715

Earnings per share—basic	$0.44	$0.47	$1.33	$1.40
Earnings per share—diluted	$0.44	$0.47	$1.33	$1.39
Dividends paid per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,354	$3,715
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of Mortgage loan servicing rights	136	104
Deferred loan origination fees	76	(1)
Premiums and discounts on investment securities, net	61	65
Premiums and discounts on mortgage-backed securities, net	(172)	(105)
Premiums and discounts on loans, net	134	61
Provision for loan losses	1,905	490
Depreciation of premises and equipment	670	720
Increase in value of bank-owned life insurance	(501)	(470)
Stock grant expense	12	271
Stock option expense	42	278
Stock-based benefit programs: ESOP	161	206
Proceeds from sale of loans originated for sale	35,088	13,435
Origination of loans held for sale	(34,797)	(12,372)
Gain on sale of
Investments	(306)	—
Loans held for sale	(528)	(199)
Foreclosed real estate	(337)	(342)
Decrease (increase) in
Accrued interest receivable	169	253
Other assets	467	(101)
Increase in
Accrued interest payable	198	414
Other liabilities	208	55
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,040	6,477

INVESTING ACTIVITIES
Loan originations	(67,343)	(106,805)
Loan principal payments	75,442	73,773
Principal repayments on mortgage-backed securities held to maturity	843	1,243
Principal repayments on mortgage-backed securities available for sale	25,311	16,342
Purchase of investment securities available for sale	(7,856)	(2,937)
Purchase of mortgage-backed securities available for sale	(10,608)	(5,895)
Proceeds from sale of investment securities available for sale	5,514	—
Proceeds from redemption/maturities of investment securities available for sale	755	4,000
Proceeds from maturity of investment securities held to maturity	—	245
Purchase of Federal Home Loan Bank stock, net	—	(708)
Proceeds from the sale of foreclosed real estate	2,497	1,272
Purchase of premises and equipment	(392)	(218)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,163	(19,688)

	For the nine months ended September 30,
	2009	2008
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	42,099	20,141
Net decrease in short-term borrowings from the Federal Home Loan Bank and other borrowings	(32,416)	(4,584)
Proceeds of long-term Federal Home Loan Bank borrowings	—	19,309
Repayment of long-term Federal Home Loan Bank borrowings	(35,988)	(19,605)
Net decrease in advances from borrowers for taxes and insurance	(727)	(662)
Treasury stock acquired	(101)	(923)
Exercise of stock options	115	10
Tax benefit arising from stock compensation	6	—
Common stock dividends paid	(1,509)	(1,593)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(28,521)	12,093

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,682	(1,118)

Cash and cash equivalents at beginning of period	2,719	5,680

Cash and cash equivalents at end of period	$4,401	$4,562

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings	$10,630	$13,349
Income taxes	$825	$1,007
Non-cash transactions
Capitalization of mortgage servicing rights	$426	$174
Transfers from loans to foreclosed real estate	$3,163	$1,236

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2009 (unaudited) and December 31, 2008 and for the three and nine-month periods ended September 30, 2009 and 2008 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income (loss) are as follows for the three months ended:

	September 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,749	$(590)	$1,159
Pension plan benefit adjustment related to actuarial losses	46	(15)	31

Other comprehensive income, net	$1,795	$(605)	$1,190

	September 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(602)	$203	$(399)
Pension plan benefit adjustment related to prior service costs and actuarial losses	28	(9)	19

Other comprehensive loss, net	$(574)	$194	$(380)

The components of other comprehensive income (loss) are as follows for the nine months ended:

	September 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$2,878	$(979)	$1,899
Reclassification adjustment for gains realized in net income	(306)	104	(202)
Pension plan benefit adjustment related to actuarial losses	137	(50)	87

Other comprehensive income, net	$2,709	$(925)	$1,784

	September 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during period	$(680)	$230	$(450)
Pension plan benefit adjustment related to prior service costs and actuarial losses	85	(29)	56

Other comprehensive loss, net	$(595)	$201	$(394)

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended September 30, 2009
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,112	2,523,429	$0.44
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,112	2,523,429	$0.44

	Nine months ended September 30, 2009
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,354	2,520,228	$1.33
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,354	2,520,228	$1.33

There were 256,883 options to purchase shares of common stock with exercise prices ranging from $20.30 to $34.14 per share which were outstanding during the three and nine months ended September 30, 2009 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

There were 204,773 options to purchase shares of common stock with exercise prices ranging from $24.71 to $34.14 per share which were outstanding during the three and nine months ended September 30, 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at September 30, 2009 and December 31, 2008, are summarized as follows:

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
Corporate debt securities	$3,340	$188	$—	$3,528
State and political subdivisions	29,309	1,465	—	30,774
Equity securities	150	—	—	150
	$32,799	$1,653	$—	$34,452

Residential mortgage-backed securities held to maturity	$3,938	$310	$—	$4,248

Residential mortgage-backed securities available for sale	$91,241	$3,450	$441	$94,250

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
U.S. Government and federal agencies	$2,944	$229	$—	$3,173
Corporate debt securities	3,340	—	(55)	3,285
State and political subdivisions	24,532	530	(66)	24,996
Equity securities	150	15	—	165
	$30,966	$774	$(121)	$31,619

Residential mortgage-backed securities held to maturity	$4,774	$222	$—	$4,996

Residential mortgage-backed securities held to maturity	$105,780	$1,822	$(385)	$107,217

The Company also holds stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $9.9 million as of September 30, 2009 and December 31, 2008. The Company is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels. FHLB stock can only be repurchased by the FHLB or sold to another member, and all sales must be at par. The Company holds FHLB stock as a long term investment based on the ultimate recoverability of the par value. During the fourth quarter of 2008, the FHLB suspended the repurchase of stock and dividend payments which prompted the Company to give consideration to evaluating the potential impairment of the investment. The Company evaluates potential impairment of its investment in FHLB stock quarterly and considers the following :1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the duration of this condition, 2) the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its members, and 4) the liquidity position of the FHLB. After evaluating these factors the Company has concluded that the par value of its investment in FHLB stock is recoverable and no impairment has been recorded during the nine months ended September 30, 2009.

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at September 30, 2009:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	2,497	(37)	—	—	2,497	(37)
Residential real estate mortgage-backed securities privately issued	4	3,984	(75)	2,726	(329)	6,710	(404)
Total temporarily impaired securities	5	$6,481	$(112)	$2,726	$(329)	$9,207	$(441)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2008:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
Corporate debt securities	1	$3,285	$(55)	$—	$—	$3,285	$(55)
State and political subdivisions	4	2,392	(18)	1753	(48)	4,145	(66)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	19	(1)	—	—	19	(1)
Residential real estate mortgage-backed securities privately issued	1	—	—	6,480	(384)	6,480	(384)
Total temporarily impaired securities	7	$5,696	$(74)	$8,233	$(432)	$13,929	$(506)

The Company evaluates debt securities on a quarterly basis to determine whether other-than-temporary impairment (OTTI) exists. This evaluation involves consideration of the length of time and the amount by which the fair value has been lower than amortized cost, the financial condition and credit rating of the issuer, the changes in fair value in relation to the change in market interest rates and other relevant information. The Company also evaluates its intent to hold, intent to sell or need to sell the securities in light of its investment strategy, cash flow needs, interest rate risk position, prospects for the issuer and all other relevant factors. Accordingly, the Company has performed this evaluation and has determined that the unrealized losses at September 30, 2009 and December 31, 2008, respectively are not considered other-than-temporary and are therefore reflected in other comprehensive income.

NOTE 7- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair valued on a recurring basis as of September 30, 2009. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by value hierarchy level are summarized below (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
At September 30, 2009

Assets
Investment securities available for sale
Corporate debt securities	$—	$3,528	$—	$3,528
State and political subdivisions	—	30,774	—	30,774
Equity securities	150	—	—	150
Total investment securities available for sale	150	34,302	—	34,452

Residential mortgage-backed securities issued by quasi-governmental agencies	—	85,672	—	85,672
Residential real estate mortgage - backed securities privately issued	—	8,578	—	8,578
Total mortgage-backed securities available for sale	—	94,250	—	94,250

Mortgage loans available for sale	1,594	—	—	1,594
Impaired loans	—	—	2,321	2,321
Mortgage servicing rights	—	613	—	613

Liabilities
Forward loan sales	—	—	(17)	(17)

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. Active listed equities are classified within Level 1 of the fair value hierarchy. Corporate debt securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions.  State and political subdivision securities are also valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and privately issued real estate mortgage investment conduits which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

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

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. At September 30, 2009, the amortized cost basis of the Company’s mortgage servicing rights was $729,000 and the fair value of $613,000 was included in Other Assets in the consolidated balance sheet.

The fair values of forward loan sales are determined at the time the underlying loan is identified as held for sale with changes in fair value correlated to the change in secondary market loan pricing. The value is adjusted to reflect the Company’s historical loan “fallout” experience which incorporates such factors as changes in market rates, origination channels and loan purpose.

The following table presents additional information about assets and (liabilities) measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Forward loan sales
September 30,2009

Beginning balance	$(24)
Total gains (losses) — realized/unrealized:	7
Included in earnings
Included in other comprehensive income	—
Purchases, issuances, and settlements
Ending balance	$(17)

NOTE 8- FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity or available for sale and to not engage in trading or significant sales activities. For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as explained in Note 7- Fair Value Measurements. Additionally, the Company used significant estimations and present value calculations to prepare this disclosure.

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

The fair value of cash and cash equivalents equals historical book value. The fair value of investment and mortgage backed securities is described and presented under fair value measurement guidelines as amended.

	September 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$4,401	$4,401	$2,719	$2,719
Investment securities	34,452	34,452	31,619	31,619
Mortgage-backed securities	98,498	98,188	112,213	111,991

The fair value of financial instruments with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar assets and liabilities.

	September 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$221,819	$217,480	$211,392	$205,872
Borrowings with stated maturities	103,044	99,744	171,541	168,148

The fair value of financial instrument liabilities with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand).

	September 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$314,469	$314,469	$283,978	$283,978

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk.

	September 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$544,504	$532,547	$559,491	$545,989

Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

NOTE 9- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At September 30, 2009, there was $155,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 22.6 months. Option activity under the Company’s stock option plan as of September 30, 2009 is as follows:

	2009
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2009	287,336	$25.76
Options granted	—	—
Options exercised	(5,910)	19.31
Options forfeited	(235)	32.46
Options expired	—	—
Outstanding at September 30, 2009	281,191	$25.79	2.58	$124
Options exercisable at September 30, 2009	230,574	$26.66	1.91	$124

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $17,500 and $2,200, respectively. Exercise of stock options during the nine months ended September 30, 2009 and 2008 resulted in cash receipts of $115,000 and $9,700, respectively.

Stock-based compensation expense included in net income related to stock options was $14,000 and $92,000 for the three months ended September 30, 2009 and 2008 respectively, resulting in a tax benefit of $5,000 and $28,000, respectively. Stock-based compensation expense included in net income related to stock options was $42,000 and $278,000 for the nine months ended September 30, 2009 and 2008 respectively, resulting in a tax benefit of $14,000 and $86,000, respectively.

Stock-based compensation expense included in net income related to stock grants was $4,000 and $90,000 for the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $41,000 and $48,000 for the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to stock grants was $12,000 and $271,000 for the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $124,000 and $157,000 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30,
	2009	2008

Components of net periodic benefit cost
Service cost	$118	$98
Interest cost	62	62
Expected return on plan assets	(93)	(106)
Amortization of prior service cost	—	8
Recognized net actuarial loss	46	20

Net periodic benefit cost	$133	$82

	Nine months ended September 30,
	2009	2008

Components of net periodic benefit cost
Service cost	$354	$293
Interest cost	186	185
Expected return on plan assets	(278)	(316)
Amortization of prior service cost	—	23
Recognized net actuarial loss	137	62

Net periodic benefit cost	$399	$247

The employer contribution for the nine months ended September 30, 2009 and 2008 was $0 and $218,000, respectively.

NOTE 11- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, or November 16, 2009. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

NOTE 12 — ACCOUNTING STANDARDS UPDATE

In December 2008, the Financial Accounting Standards Board (FASB) amended existing guidance for an employer’s disclosures about plan assets of a defined benefit or other post retirement plan. The amended guidance requires more detailed disclosure about employer plan assets, including employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009 with early application permitted. The amended guidance only requires additional disclosures about the Company’s pension and other post retirement plan assets, the adoption will not affect the Company’s financial position or results of operation. The Company intends to include the additional disclosures effective December 31, 2009.

In April 2009, FASB issued an amendment which  provided additional fair value measurement guidance on (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value implications of both (a) and (b). The original objectives emphasized in the FASB Accounting Standards Codification (ASC) regarding fair value measurements have not changed. The Company adopted the guidance in applying fair value measurements as of June 30, 2009 which was the effective date. The adoption did not have a material impact on the Company’s financial condition and results of operation.  The additional disclosures have been included in Note 7- Fair Value Measurements.

In April 2009, FASB issued amended guidance for other-than-temporary impairment (OTTI) of debt securities to make the standards more operational and to improve the presentation and disclosure of OTTI in the financial statements. The Company adopted the amended OTTI guidance as of June 30, 2009 which was the effective date. The adoption did not have a material impact on the Company’s financial condition and results of operation. The required disclosures have been included in Note 6- Investment and Mortgage-backed Securities.

In April 2009, FASB issued an amendment which required disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements of publicly traded companies. The Company has included the required disclosures in Note 8- Fair Value of Financial Instruments.

In May 2009, FASB issued guidance and disclosure guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and “through the date the financial statements are issued or are available to be issued.” The Company adopted the guidance as of June 30, 2009 which was the effective date. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 16, 2009 the date the financial statements were available to be issued. As discussed in Note 11-Subsequent Events, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater information about an entity’s continued involvement and risks associated with the transfers of financial assets. The amendment is effective for financial statement transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 (thus, calendar-year-end companies must adopt it on January 1, 2010). The Company does not anticipate a material impact on its consolidated financial statements as a result of this amendment.

In June 2009, the FASB amended the existing accounting and disclosure guidance that applies to variable interest entities (VIE). As a result an entity will need to reconsider previous conclusions to define whether an entity is a VIE and whether the enterprise is the VIE’s primary beneficiary as well as appropriate financial statement disclosures.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company does not anticipate a material impact on its consolidated financial statements as a result of this amendment.

In June 2009, FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification tm will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not result in changes to current practices nor have a material effect on the consolidated statements of the Company.

In August 2009, the FASB issued an amendment to existing accounting and disclosure guidance for fair value measurements of liabilities. The amendment provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques. The amendment also clarifies that when estimating a fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment is effective for the first reporting period beginning after issuance. The Company will adopt the amendment during the quarter ended December 31, 2009 and does not anticipate a material impact on its consolidated financial statements as a result of this amendment.

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

Financial Position

The Company’s total assets at September 30, 2009 and December 31, 2008 were $711.8 million and $733.7 million, respectively, a decrease of $21.9 million, or 3.0% during the nine-month period. Mortgage-backed securities available for sale decreased by $13.0 million due to principal repayments received of $25.3 million, offset by purchases of $10.6 million, an increase in the fair value of the securities of $1.6 million and net discount accretion of $0.1 million.  Mortgage-backed securities held to maturity decreased by $0.8 million mainly as a result of principal repayments. Loans receivable, net decreased by $13.4 million during the first nine months of 2009. Principal repayments of loans receivable totaled $75.4 million which were offset by originations of consumer and single-family residential mortgage loans of $48.4 million and commercial loans of $18.9 million. The Company increased the allowance for loan losses by $1.9 million and also transferred $3.2 million from loans to real estate acquired through foreclosure. Loans receivable held for sale decreased by $0.1 million, mainly the net result of loans originated for sale during the first nine months of 2009 of $34.8 million, less $35.1 million in proceeds from the sale of loans in the secondary market.

Investment securities available for sale increased $2.8 million due to purchases of municipal bonds of $7.9 million which offset sales and security redemptions of $6.0 million, as well as an increase of $0.9 million due to increased market value and net discount accretion.

Total liabilities decreased by $25.7 million during the first nine months of 2009. Advances from the Federal Home Loan Bank decreased by $68.4 million in the first nine months of 2009, the result of a $32.4 million decrease in short-term borrowings and scheduled amortization and maturities of $36.0 million.

Deposits grew by $42.1 million due to an increase of $11.6 million in retail certificates of deposit and an increase in money market, interest and non-interest checking accounts of $44.3 million less a decrease in savings accounts of $13.8 million.

Total consolidated stockholder’s equity of the Company was $71.6 million or 10.0% of total assets at September 30, 2009. During the first nine months of 2009, the Company issued 1,533 shares of common stock as a result of stock option exercises. At September 30, 2009, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

During 2009, the Company completed foreclosure proceedings on five parcels of real estate. These loans were non-performing at December 31, 2008. As a result of these foreclosures, the Bank recorded a charge-off in the amount of $1.2 million.  Three properties with a carrying value of $2.1 million were sold and the Company realized a gain of $0.3 million from the disposition of the properties. The two remaining properties with a carrying value of $1.0 million are included in other assets in the consolidated balance sheet at September 30, 2009. In addition, during the third quarter of 2009, a commercial loan was deemed an in substance foreclosure which resulted in an additional charge to the allowance of $0.3 million, and the Company collected the remaining loan balance. During the first nine months of 2009 and 2008, the Company’s provision for loan losses was $1.9 million and $0.5 million, respectively. With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

The following table sets forth information regarding the Company’s asset quality (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008

Loans delinquent 30-89 days	$87	$285	$603
Loans delinquent 90 days or more and other non performing loans	3,098	5,279	2,615
Ratio of non-performing loans to gross loans	0.58%	0.96%	0.47%
Ratio of non-performing loans to total assets	0.44%	0.72%	0.36%
Real estate owned	999	—	306
Ratio of total non-performing assets to total assets	0.58%	0.72%	0.41%
Ratio of allowance for loan losses to total loans	0.80%	0.70%	0.54%
Ratio of allowance for loan losses to non-performing loans	138.5%	73.0%	114.6%

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis the Company prepares an allowance for loan losses (ALLL) analysis with the loan portfolio segmented into broad risk types: commercial real estate, commercial construction, commercial business, single family residential, and consumer which is predominately real estate secured junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews it’s internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for analysis as potentially impaired loans.

Quantitative factors include an actual expected losses factor based on historical loss experience over a relevant look-back period. Quantitative factors also include the Bank’s actual risk ratings for the commercial loan segments as determined in accordance with loan review and loan grading policies and procedures, and additional factors as determined by management to be representative of additional risk due to the loan’s geographic location, type, and other attributes. These quantitative factors are adjusted if necessary, up or down, based on actual experience and an evaluation of the qualitative factors.

Qualitative factors are based upon: (1) changes in lending policies and procedures, including but not limited to changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (3) changes in the nature and volume of the portfolio and in the terms of loans; (4) changes in the experience, ability, and depth of lending management and other relevant staff; (5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; (6) changes in the quality of the loan review system; (7) changes in the value of underlying collateral for collateral dependent loans; (8) the existence and effect of any concentration of credit, and changes in the level of such concentrations; and (9) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio.

Potentially impaired loans selected for individual evaluation are reviewed in accordance with GAAP which govern the accounting for impaired assets, and regulatory accounting principles which govern the accounting for troubled, collateral dependent loans. Each potentially impaired loan is evaluated using all available information such as recent appraisals, discounted cash flow analyses, guarantor financial strength, the value of additional collateral, and the loan’s and borrower’s past performance to determine whether in management’s best judgment it is probable that the Bank will be unable to collect all contractual interest and principal in accordance with the loan’s terms. Loans deemed impaired are generally assigned a reserve derived from the value of the underlying collateral. Loans deemed not to be impaired are assigned a reserve factor based upon the pool from which they were selected.

The ALLL needed as a result of the foregoing evaluations is compared with the unadjusted amount, and an adjustment is made by means of a provision charged to expense for loan losses. Recognizing the inherently imprecise nature of the loss estimates and the large number of assumptions needed in order to perform the analysis, the required reserve may be less than the actual level of reserves at the end of any evaluation period, and thus there is an unallocated portion of the ALLL. Management adjusts the unallocated portion to an amount which management considers reasonable under the circumstances.

The following table sets forth the activity in the allowance for loan losses during the periods indicated (in thousands):

	2009	2008
Beginning balance, January 1,	$3,855	$2,842
Provision	1,905	490
Less: charge-off’s, net	(1,468)	(336)
Ending balance, September 30,	$4,292	$2,996

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income. The Company recorded net income of $1,112,000, or $0.44 per diluted share, for the three months ended September 30, 2009 as compared to net income of $1,250,000, or $0.47 per diluted share, for the three months ended September 30, 2008.

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

	September 30,
	2009			2008
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$535,358	$7,638	5.66%	$547,748	$8,257	6.00%
Mortgage-backed securities	100,482	1,170	4.62%	93,100	1,079	4.61%
Investment securities(2)	41,849	430	4.08%	40,862	489	4.76%
Other interest-earning assets(3)	2,027	1	0.20%	1,102	6	2.17%
Total interest-earning assets	679,716	9,239	5.39%	682,812	9,831	5.73%
Non interest-earning assets	37,463			36,301
Total assets	$717,179			$719,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	530,064	2,393	1.79%	482,521	2,772	2.29%
Borrowings from the FHLB and other borrowings	107,746	988	3.64%	158,385	1,576	3.96%
Total interest-bearing liabilities	637,810	3,381	2.10%	640,906	4,348	2.70%
Non interest-bearing liabilities	9,065			8,552
Total liabilities	646,875			649,458
Stockholders’ equity	70,304			69,655
Total liabilities and stockholders’ equity	$717,179			$719,113
Net interest income—tax equivalent basis		$5,858			$5,483
Interest rate spread(4)-tax equivalent basis			3.29%			3.03%
Net yield on interest-earning assets(5) —tax equivalent basis			3.42%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			107%			107%
Less: tax—equivalent interest adjustment		(119)			(106)
Net interest income		$5,739			$5,377
Interest rate spread(4)			3.22%			2.97%
Net yield on interest-earning assets(5)			3.35%			3.13%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $119,000 and $106,000 for the quarter ended September 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September
	2009 vs 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(178)	$(441)	$(619)
Mortgage-backed securities	89	2	91
Investment securities (1)	72	(130)	(58)
Other interest-earning assets	19	(25)	(6)
Total interest-earning assets	2	(594)	(592)
Interest expense:
Deposits	1,374	(1,753)	(379)
Borrowings from the FHLB and other borrowings	(469)	(119)	(588)

Total interest-bearing liabilities	905	(1,872)	(967)
Net change in net interest income	$(903)	$1,278	$375

(1)

Tax equivalent adjustments to interest on investment securities were $119,000 and $106,000 for the quarters ended September 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $592,000 or 6.0% to $9.2 million for the quarter ended September 30, 2009 compared with the third quarter of 2008. Interest income from loans receivable decreased by $619,000, the result of a decrease in the average balance of loans outstanding of $12.4 million, plus a decrease in the yield on loans of 34 basis points primarily as a result of the Company’s reduction of its prime rate three times during the last quarter of 2008 by a combined 175 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from investment securities decreased as a result of the decrease of $56,000 in dividends paid on the Company’s $9.9 million required holdings of FHLB stock. The FHLB had paid dividends on the stock through the third quarter of 2008 but suspended dividend payments until further notice during the fourth quarter of 2008. Interest income from mortgage-backed securities was higher in the third quarter of 2009 in comparison to the same period of 2008 due to purchases of $33.0 million of securities which exceeded principal repayments of $26.1 million during the intervening period.

Total Interest Expense. Total interest expense decreased by $967,000 to $3.4 million during the three-month period ended September 30, 2009 as compared with the third quarter of 2008. The average balance of deposits increased by $47.5 million between the two quarters, and interest rates paid on the Bank’s deposits were 50 basis points lower in 2009. Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $588,000 between the third quarter of 2009 and 2008. During the intervening period, the Bank reduced its average outstanding borrowings by $50.6 million and replaced maturing higher cost advances with low cost short-term advances.

Non-interest income. Total non-interest income was $0.8 million for the third quarter of 2009 compared with $0.7 million for the same period in 2008. During 2009, the gain on sale of loans held for sale increased by $87,000 as a result of the high level of residential loan sales activity which occurred in the third quarter of 2009. Also, gain on sale of foreclosed real estate during the third quarter of 2009 was $34,000 while there was no such gain during the third quarter of 2008.

Non-interest expense. Total non-interest expense increased by $206,000 to $4.4 million for the three months ended September 30, 2009 compared to the same period in 2008. FDIC insurance premiums increased by $161,000 between the two quarters due to increased deposits, an increased assessment rate and the exhaustion of a credit the Company has been entitled to apply against the quarterly billed insurance premium. Occupancy and equipment expenses increased during the third quarter including costs associated with the maintenance on new software products used by the Bank. Compensation expense associated with stock options and grants decreased $164,000 during the quarter as a result of substantial completion of the vesting period used for expense recognition in 2008. Offsetting this reduction was an increase in employee compensation of $50,000, the combined result of annual salary increases and decreased commercial loan originations which lowered the deferral of in-house compensation costs. Also, costs associated with employee benefit plans increased $67,000 between the two quarters as a result of an increase in the periodic benefit cost of the defined benefit plan and a premium increase in the employer provided health insurance.

Income tax expense. The Company’s effective tax rate was 24.1% for the quarter ended September 30, 2009 compared to 26.9% for the quarter ended September 30, 2008. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income. The Company recorded net income of $3,354,000, or $1.33 per diluted share, for the nine months ended September 30, 2009 as compared to net income of $3,715,000, or $1.39 per diluted share, for the nine months ended September 30, 2008.

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

	September 30,
	2009			2008
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$540,972	$22,951	5.69%	$540,882	$24,595	6.07%
Mortgage-backed securities	104,752	3,849	4.93%	97,558	3,442	4.71%
Investment securities(2)	39,798	1,189	4.01%	41,518	1,481	4.76%
Other interest-earning assets(3)	1,519	1	0.09%	913	16	2.34%
Total interest-earning assets	687,041	27,990	5.46%	680,871	29,534	5.79%
Non interest-earning assets	37,092			35,584
Total assets	$724,133			$716,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	514,614	7,347	1.91%	480,512	8,984	2.50%
Borrowings from the FHLB and other borrowings	131,248	3,481	3.56%	157,706	4,779	4.05%
Total interest-bearing liabilities	645,862	10,828	2.25%	638,218	13,763	2.88%
Non interest-bearing liabilities	9,033			8,958
Total liabilities	654,895			647,176
Stockholders’ equity	69,238			69,279
Total liabilities and stockholders’ equity	$724,133			$716,455
Net interest income—tax equivalent basis		$17,162			$15,771
Interest rate spread(4)-tax equivalent basis			3.21%			2.91%
Net yield on interest-earning assets(5) — tax equivalent basis			3.35%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			106%			107%
Less: tax—equivalent interest adjustment		(325)			(320)
Net interest income		$16,837			$15,451
Interest rate spread(4)			3.15%			2.85%
Net yield on interest-earning assets(5)			3.29%			3.03%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $325,000 and $320,000 for the nine months ended September 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30,
	2009 vs 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$7	$(1,651)	$(1,644)
Mortgage-backed securities	252	155	407
Investment securities (1)	(60)	(232)	(292)
Other interest-earning assets	11	(26)	(15)
Total interest-earning assets	210	(1,754)	(1,544)
Interest expense:
Deposits	925	(2,562)	(1,637)
Borrowings from the FHLB and other borrowings	(753)	(545)	(1,298)
Total interest-bearing liabilities	172	(3,107)	(2,935)
Net change in net interest income	$38	$1,353	$1,391

(1)

Tax equivalent adjustments to interest on investment securities were $325,000 and $320,000 for the nine months ended September 30, 2009 and 2008, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.5 million or 5.2% to $28.0 million for the nine months ended September 30, 2009 compared with the first nine months of 2008. Interest income from loans receivable decreased by $1.6 million, the result of a decrease in the average yield on loans of 38 basis points primarily as a result of the Company’s reduction of its prime rate three times during the last quarter of 2008 by a combined 175 basis points mirroring the action taken by the Federal Open Markets Committee (FOMC) when it acted to reduce the fed funds rate. Interest income from investment securities decreased as a result of the decrease of $202,000 in dividends paid on the Company’s $9.9 million required holdings of FHLB stock. Dividends had been paid through September 30, 2008 but were suspended indefinitely during the fourth quarter of 2008. Interest income from mortgage-backed securities was higher in the first nine months of 2009 in comparison to the same period of 2008 due to purchases of $33.0 million of securities which exceeded principal repayments of $31.2 million during the intervening period.

Total Interest Expense. Total interest expense decreased by $2.9 million to $10.8 million during the nine-month period ended September 30, 2009 as compared with the first nine months of 2008. There was a $34.1 million increase in average outstanding deposit balances during the nine months ended September 30, 2009, and the average interest rates paid on the Bank’s deposits were 59 basis points lower in 2009. Interest expense associated with borrowings decreased $1.3 million between the first nine months of 2009 and the same period in 2008. During the intervening period, the Bank decreased its average borrowings outstanding by $26.5 million from the FHLB and also replaced maturing high cost advances with low-cost short-term advances.

Non-interest income. Total non-interest income was $3.2 million for the first nine months of 2009 compared with $2.9 million for the same period in 2008. Gain on the sale of investment securities totaled $306,000 in 2009 while there was no such gain in 2008. Also, during 2009, the gain on sale of loans held for sale increased by $329,000 as a result of the high level of residential loan sales activity which occurred in the first nine months of 2009. Offsetting these increases was the increase in amortization of mortgage servicing rights in first nine months of 2009 which reduced loan servicing income between the periods by $46,000. Overdraft fees earned in first nine months of 2009 were $109,000 lower than the same period in 2008. Other operating income during 2008 included $100,000 of non-recurring income recognized due to forfeited options to purchase the Company’s real estate held for development. Additionally, other income for the first nine months of 2008 was a $197,000 insurance claim recovery.

Non-interest expense. Total non-interest expense increased by $812,000 to $13.6 million for the nine months ended September 30, 2009 compared to the same period in 2008. Employee compensation increased by $346,000, the combined result of annual salary increases and decreased commercial loan originations which lowered the deferral of in-house compensation costs. Also, costs associated with employee benefit plans increased by $214,000 between the two periods as a result of an increase in the periodic benefit cost of the defined benefit plan and a premium increase in the employer provided health insurance.  Offsetting these increases was a decrease in compensation expense associated with stock options and grants of $495,000 as a result of substantial completion of the vesting period used for expense recognition in 2008. FDIC insurance premiums increased by $666,000 in the first nine months of 2009 due to a special assessment imposed by the FDIC of $330,000 in addition to an increase in the regular FDIC insurance premium as a result of increased deposits, an increased assessment rate and the exhaustion of a credit the Company has been entitled to apply against the quarterly billed insurance premium. Other operating expense during the first nine months of 2009 included an increase in robbery and deposit related losses of $50,000. Occupancy and equipment expenses increased due to costs associated with the maintenance on new software products used by the Bank. This increase was offset by the reduction of $70,000 in occupancy and equipment costs associated with the branch office on Quakerbridge Road in Mercer County closed during the second quarter of 2008.

Income tax expense. The Company’s effective tax rate was 25.2% for the nine months ended September 30, 2009 compared to 27.2% for the nine months ended September 30, 2008. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended September 30, 2009 in the ability of the Company and its subsidiaries to fund their operations.

At September 30, 2009, the Company had commitments outstanding under letters of credit of $1.2 million, commitments to originate loans of $23.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $51.3 million. At September 30, 2009, the Bank had $5.4 million in outstanding commitments to sell loans. There has been no material change during the three months ended September 30, 2009 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2009.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, present reserves for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $4.3 million at September 30, 2009.

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

Date:	November 16, 2009	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 16, 2009	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)