Form 10-K
period 2009-12-31
TF FINANCIAL CORP
filed 2010-03-30
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2009, was $31.4 million (1,771,565 shares at $17.71 per share).

As of March 08, 2010 there were outstanding 2,677,603 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2009. (Parts I, II and IV)

2.      Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

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

Item 1.         Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2009, the Company had total assets of $714.1 million, total liabilities of $642.2 million and stockholders’ equity of $71.9 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2009 the Bank operated fourteen branch offices in Bucks and Philadelphia Counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2009, one-to-four family residential mortgage loans totaled $272.7 million or 51% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $81.9 million or 11% of total assets invested in mortgage-backed securities and $40.9 million or 6% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.

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

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2009 the Company’s share of deposits in each of the counties in which it operates was as follows:

County, State	Market Share for Entire County	Market Share for ZIP Codes Including Company Branches
Philadelphia, Pennsylvania	0.45%	10.83%
Bucks, Pennsylvania	1.61%	5.51%
Mercer, New Jersey	0.37%	6.83%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to-four family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2009, the Bank’s mortgage loans outstanding were $437.0 million, of which $272.7 million were secured by first mortgages on one-to-four family residential property.  Of the one-to-four family residential mortgage loans outstanding at that date, 22% were ARM’s and 78% were fixed-rate loans.  At that same date, commercial real estate and multi-family residential loans totaled $134.6 million, and construction loans totaled $29.7 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $57.4 million or 11% of total loans outstanding at December 31, 2009, of which $54.8 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $41.0 million or 8% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
One-to-four family	$271,651	50.85%	$281,870	51.48%	$272,840	52.55%	$266,789	54.91%	$289,678	58.76%
Commercial real estate and multi-family	134,584	25.19%	132,640	24.23%	109,740	21.14%	93,607	19.26%	89,489	18.15%
Construction	29,671	5.55%	30,633	5.60%	35,507	6.84%	34,944	7.19%	24,888	5.04%
Total mortgage loans	435,906	81.59%	445,143	81.31%	418,087	80.53%	395.340	81.36%	404,055	81.95%
Consumer loans:
Home equity and second mortgage	54,811	10.26%	56,233	10.27%	52,013	10.02%	46,864	9.65%	37,479	7.60%
Other consumer	2,565	0.48%	2,287	0.42%	2,244	0.43%	3,206	0.66%	2,836	0.58%
Total consumer and other loans	57,376	10.74%	58,520	10.69%	54,257	10.45%	50,070	10.31%	40,315	8.18%
Commercial loans:
Commercial -business real estate secured	33,514	6.27%	35,591	6.50%	41,473	7.99%	34,472	7.09%	42,217	8.56%
Commercial -business non-real estate secured	7,462	1.40%	8,227	1.50%	5,377	1.03%	6,022	1.24%	6,440	1.31%
Total commercial-business loans	40,976	7.67%	43,818	8.00%	46,850	9.02%	40,494	8.33%	48,657	9.87%
Total loans	534,258	100.00%	547,481	100.00%	519,194	100.00%	485,904	100.00%	493,027	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	609		704		675		531		505
Allowance for loan losses	(5,215)		(3,855)		(2,842)		(2,865)		(2,641)
Total loans, held for investment, net	$529,652		$544,330		$517,027		$483,570		$490,891
Loans held for sale:
Mortgage loans:
One-to-four family	$1,082	100.00%	$1,659	100.00%	$1,040	100.00%	$969	100.00%	$68	100.00%
Total loans held for sale	$1,082	100.00%	$1,659	100.00%	$1,040	100.00%	$969	100.00%	$68	100.00%

Mortgage-backed securities held-to-maturity:
Federal Home Loan Mortgage Corporation (“FHLMC”)	$754	20.22%	$1,100	23.04%	$1,657	26.90%	$2,297	29.84%	$3,161	31.06%
Federal National Mortgage Association (“FNMA”)	1,698	45.47%	2,141	44.85%	2,634	42.76%	3,084	40.07%	3,969	39.00%
Government National Mortgage Association (“GNMA”)	1,281	34.31%	1,533	32.11%	1,869	30.34%	2,316	30.09%	3,040	29.87%
Real estate investment mortgage conduit(“REMICs”)	—	—	—	—	—	—	—	—	7	0.07%
Total mortgage-backed and related securities held-to-maturity	$3,733	100.00%	$4,774	100.00%	$6,160	100.00%	$7,697	100.00%	$10,177	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$3,440	4.40%	$4,504	4.20%	$5,434	5.54%	$7,888	10.61%	$9,686	11.60%
FNMA	9,146	11.70%	12,320	11.49%	11,183	11.39%	10,330	13.90%	12,173	14.58%
GNMA	1,886	2.41%	—	—	—	—	—	—	—	—
REMICs	63,726	81.49%	90,393	84.31%	81,561	83.07%	56,120	75.49%	61,652	73.82%
Total mortgage-backed and related securities available-for-sale	$78,198	100.00%	$107,217	100.00%	$98,178	100.00%	$74,338	100.00%	$83,511	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2009, are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/10 - 12/31/10	Due 1/1/11 - 12/31/14	Due After 12/31/15
	(In thousands)
Loans held for sale:
One-to-four family	$—	$—	$1,082
Total loans held for sale	$—	$—	$1,082

Loans receivable:
One-to-four family	$869	$6,918	$263,864
Commercial real estate and multi-family	5,025	7,104	122,455
Construction	29,671	—	—
Consumer and other	212	4,190	52,974
Commercial loans	31,652	2,825	6,499
Total loans receivable	$67,429	$21,037	$445,792

The following table sets forth the dollar amount of all loans due after December 31, 2010, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Loans held for sale:
One-to-four family	$1,082	$—
Total loans held for sale	$1,082	$—

Loans receivable:
One-to-four family	$212,092	$58,690
Commercial real estate and multi-family	3,014	126,545
Construction	—	—
Consumer and other	32,731	24,433
Commercial loans and leases	7,550	1,774
Total loans receivable	$255,387	$211,442

One-to-Four Family Mortgage Lending.  The Bank offers first mortgage loans secured by one-to-four family residences in the Bank’s lending area.  Typically, such residences are single-family homes that serve as the primary residence of the owner.  The Bank generally originates and invests in one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property.  Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property must be owner-occupied and private mortgage insurance is typically required.

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

The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FHLMC or FNMA while retaining the servicing rights on these loans. As of December 31, 2009, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $76.8 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

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

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the the feasibility and cash flow potential of the project and the borrower’s creditworthiness. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject by a greater extent to adverse conditions in the real estate market or the economy than residential real estate loans.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2009, the five largest commercial real estate and multi-family loans totaled $26.2 million with no single loan larger than $7.3 million.

Construction and Land Acquisition Lending.  At December 31, 2009, the Bank’s construction and land acquisition loans were $29.7 million or 6% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Land acquisition lending is susceptible to the risks of obtaining necessary approvals and permits, and the feasibility of the project once such approvals are obtained. At December 31, 2009, the five largest construction land acquisition loans totaled $17.8 million with no single loan larger than $5.5 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $57.4 million or 11% of the Bank’s total loan portfolio at December 31, 2009.  The Bank originates consumer loans through its retail banking channel and mortgage loan department.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is evaluated.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans can have a higher risk of default than residential mortgage loans.  However, at December 31, 2009, $107,000 or 0.2% of the Bank’s consumer loans were delinquent more than 90 days, compared to $1.1 million or 0.4% of residential one-to-four family loans.

The Bank offers second mortgage loans on one-to-four family residences.  At December 31, 2009, second mortgage and home equity loans totaled $54.8 million, or 10% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term.  Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to-four family residential loans.

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

The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2009, the Bank had approximately $41.0 million outstanding in commercial business loans, which represented approximately 8% of its total loan portfolio. At December 31, 2009, the five largest commercial business loans totaled $20.0 million with no single loan larger than $5.5 million.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Individual approval authority ranges from $75,000 to $750,000 for secured loans, and $10,000 to $100,000 for unsecured loans. Members of an in-house loan committee including four senior members of management can approve in certain combinations all loans over $750,000 up to $2.5 million. The committee has the authority to approve secured loans up to $2.5 million and unsecured loans up to $200,000. All loans greater than $2.5 million through $5.0 million require the approval of the Director’s Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5.0 million must be approved by the Bank’s Board of Directors.

One-to-four family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is obtained, income and certain other information is verified and, if necessary, additional financial information may be required.  The Bank does not engage in sub-prime, stated income or “no-doc” style portfolio lending. An appraisal of the real estate intended to secure the proposed loan is required and is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  An independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction and funds are advanced only for work in place.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans in excess of $500,000.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $10.3 million as of December 31, 2009 and the Bank’s five largest aggregate lending relationships pursuant to the loans to one borrower regulations had balances ranging from $6.5 to $9.0 million.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities.  Although the majority of such securities are available for sale. In addition, they serve as collateral for borrowings and, through repayments, are a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2009, consisted of pass-through certificates issued by the FHLMC ($4.2 million), GNMA, ($3.2 million), FNMA ($10.8 million), and REMICs formed from pass-through certificates issued by these same agencies ($58.2 million), and issued by private issuers ($5.5 million).

At December 31, 2009, the amortized cost of mortgage-backed securities totaled $79.7 million, or 11% of total assets, and the fair value of such securities totaled approximately $82.2 million.

The Bank’s mortgage-backed securities which are so-called “pass-through” represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed through intermediaries (generally quasi-governmental agencies) to investors such as the Bank.  Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, include FHLMC, FNMA and GNMA. The REMIC securities are composed of the same loan types as the pass-through certificates, but offer differing characteristics as to their expected cash flows depending on the class of such securities purchased. The Bank’s REMICs are primarily “planned amortization classes” (“PAC”) and “very accurately defined maturity” (“VADM”) classes that, when purchased, offered a high probability of predictable cash flows.

Mortgage-Backed Securities Carrying Value. The following table sets forth the carrying value of the Bank’s mortgage-backed securities held in portfolio at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
Held to maturity:
GNMA-fixed rate	$1,281	$1,533	$1,869
FHLMC ARMs	16	19	27
FHLMC-fixed rate	738	1,081	1,630
FNMA-fixed rate	1,698	2,141	2,634
Total mortgage-backed securities held to maturity	$3,733	$4,774	$6,160
Available-for-sale:
GNMA-fixed rate	$1,886	$—	$—
FHLMC-fixed rate	3,440	4,504	5,434
FNMA-fixed rate	9,146	12,320	11,183
REMICs-fixed rate	63,726	90,393	81,561
Total mortgage-backed securities available-for-sale	$78,198	$107,217	$98,178

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2009.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

Contractually Due	Held to maturity	WAC	Available -for-sale	WAC
	(Dollars in thousands)
Less than 1 year	—	—%	—	—%
1 to 3 years	43	7.76%	893	4.38%
3 to 5 years	—	—%	12,729	4.71%
5 to 10 years	618	4.94%	21,774	4.78%
10 to 20 years	2,264	6.78%	20,493	4.71%
Over 20 years	808	5.31%	22,309	4.98%
Total mortgage-backed securities	$3,733	6.17%	$78,198	4.80%

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

On mortgage loans or loan participations purchased by the Bank and serviced by others, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2009 the Bank used third-party servicers to service $6.7 million in mortgage loans. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on their behalf.

Delinquent Loans.  Generally, the Bank reserves for uncollected interest on loans past due more than 90 days; these loans are included in the table of nonaccrual loans below.  Loans also are placed on a nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income and the further accrual of interest ceases unless the underlying facts that prompted a nonaccrual determination are deemed to have improved significantly.

Non-Performing Assets.  The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated.  The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family	$1,117	$780	$165	$141	$392
Commercial real estate and multi-family	2,506	606	39	61	877
Construction	4,554	3,017	3,280	—	—
Consumer and other	107	126	34	68	170
Commercial-business loans	—	750	1,840	1,840	150
Total non-accrual loans	8,284	5,279	5,358	2,110	1,589

Real estate owned, net	1,279	—	—	—	700
Total non-performing assets	$9,563	$5,279	$5,358	$2,110	$2,289
Total non-accrual loans to loans	1.56%	0.96%	1.03%	0.43%	0.32%
Total non-accrual loans to total assets	1.16%	0.72%	0.76%	0.32%	0.24%
Total non-performing assets to total assets	1.34%	0.72%	0.76%	0.32%	0.35%

Non-performing assets included a construction loan with a balance of $2.4 million, secured by a largely completed and partially occupied commercial office building, and the personal guarantee of the borrowers.  At December 31, 2009, this loan was impaired and the Bank had allocated a portion of the allowance for loan losses equal to the difference between the loan balance and the value based upon a recent appraisal, while the borrower attempted to find additional tenants or a buyer of the building.  Subsequent to year end, the Bank initiated foreclosure proceedings.

Non-performing assets also included a construction loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a first-position lien on the guarantor’s personal residence.  The combined value of the collateral based on recent appraisals was in excess of the loan balance, and the Bank was in the midst of foreclosure proceedings at year end.  Subsequent to year end, the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and there is a dispute with another bank as to the validity of the lien on the personal residence.

Real estate owned included one property with a carrying value of $906,000.  Subsequent to year end, the Bank has accepted an offer to purchase the property, which will result in estimated net proceeds of $790,000 if this transaction is consummated.  The Bank expects to establish a valuation allowance of $116,000 by means of a charge to earnings during the first quarter of 2010.

Not included in non-performing assets at December 31, 2009 are two loans with a combined balance of $5.9 million to a single borrower, secured by undeveloped commercial real estate and personal guarantees of several individuals.  These loans were current at year end.  However, subsequent to year end the borrower has informed the Bank that it will not be able to continue to make the loan payments in full. The Bank has placed these loans on non-accrual status and is negotiating with the borrower in order to resolve the matter.  A recent appraisal of the property indicated an appraised value in excess of the loan balances.

Not included in non-performing assets at December 31, 2009 are four loans with a combined balance of $2.4 million to a single borrower, secured by 35 residential rental properties located in the greater Philadelphia area, and the personal guarantees of the borrowers. These loans were current at year end.  However, subsequent to year end the borrower has experienced financial difficulties and informed the Bank that it will not be able to continue to make the loan payments in full at the present time. The Bank has placed these loans on non-accrual status and is negotiating with the borrower in order to resolve the matter.

The Bank was not aware of any other significant potential problem loans. “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

At December 31, 2009, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 4. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Classified Assets.  OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets.  Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.”  An asset is considered “substandard” if it may be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as “loss” are those considered uncollectible and of such little value that the establishment of a specific loss reserve is warranted.  Assets designated “special mention” by management are assets that have potential weakness but that do not currently warrant classification in one of the aforementioned categories.

For regulatory purposes, the Bank’s allowance for loan losses is either general or specific.  General allowances for OTS purposes represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  However, when an insured institution classifies all or a portion of a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may determine that general or specific allowances are insufficient.  A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2009.

At December 31, 2009
(In thousands)

Special mention assets	$20,005
Substandard	31,454
Doubtful assets	—
Loss	—
Total classified assets	$51,459

Real Estate Owned.  Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until it is sold.  When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or the recorded investment in the loan.  If the property subsequently decreases in estimated value from the initial recorded amount, the Bank will provide a valuation allowance, through a charge to earnings, if the decrease is judged by management to be temporary. If the decrease is judged to be permanent, the Bank will reduce the recorded amount, through a charge to earnings, to the new estimated value.

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

In establishing allowances, a specific allowance is established for loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. In addition, an allowance is assigned based upon qualitative and quantitative risk factors which are inherent in segments of the loan portfolio.

Although the allowance has been determined based on loan segments, the total allowance is available to absorb any and all losses from any segment of the loan portfolio. At December 31, 2009, management believes that the allowance for loan losses is at an acceptable level.

The following table sets forth information with respect to the allocation of the Bank’s allowance for loan losses by loan type at the dates and for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$3,855	$2,842	$2,865	$2,641	$2,307
Provision for loan losses	2,930	1,500	—	150	540
Charge-offs:
One-to-four family	(149)	(12)	(27)	—	—
Commercial and multi-family real estate loans	(278)	—	—	—	—
Construction	(1,092)	(347)	—	—	—
Consumer and other loans	(88)	(55)	(69)	(55)	(122)
Commercial-business loans	(9)	(160)	(1)	(1)	(286)
Recoveries:
Construction	5	—	—	—	—
Consumer and other loans	13	19	13	65	39
Commercial loans and leases	28	68	61	65	163
Balance at end of year	$5,215	$3,855	$2,842	$2,865	$2,641

Ratio of net charge-offs (net recoveries) during the period to average loans outstanding during the period	0.29%	0.09%	0.02%	(0.01)%	0.04%
Ratio of allowance for loan losses to non-performing loans at the end of the period	63.0%	73.0%	53.0%	135.8%	166.3%
Ratio of allowance for loan losses to loans receivable at the end of the period	0.98%	0.71%	0.55%	0.59%	0.54%
Ratio of allowance for loan losses and foreclosed real estate to total non-performing assets at the end of the period	54.5%	73.0%	53.0%	135.8%	115.4%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$962	18.4%	$1,461	37.9%	$504	17.8%	$332	54.9%	$154	58.8%
Commercial real estate and multi-family	1,275	24.5%	845	21.9%	667	23.5%	665	19.3%	1,010	18.2%
Construction	1,736	33.3%	953	24.7%	1,018	35.8%	621	7.2%	738	5.0%
Consumer and other loans	317	17.7%	259	6.7%	246	8.6%	248	10.3%	115	8.2%
Commercial -business loans	925	6.1%	337	8.8%	407	14.3%	999	8.3%	624	9.8%
Total allowance	$5,215	100.0%	$3,855	100.0%	$2,842	100.0%	$2,865	100.0%	$2,641	100.0%

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

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Interest-earning deposits	$9,971	$9,971	$56	$56	$123	$123

Investment securities held-to-maturity:
State and political subdivisions	$—	$—	$—	$—	$244	$246
Total	$—	$—	$—	$—	$244	$246

Securities available-for-sale:
U.S. government and agency obligations	$3,000	$2,945	$2,944	$3,173	$2,996	$2,982
State and political subdivisions	33,180	34,241	24,532	24,996	24,628	24,833
Corporate debt securities	3,340	3,517	3,340	3,285	4,340	4,377
Equities	150	150	150	165	150	171
Total	$39,670	$40,853	$30,966	$31,619	$32,114	$32,363

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of equities and interest-earning deposits, at December 31, 2009.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities(1)
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)
U.S. government and agency obligations	$—	—	$3,000	2.13%	$—	—	$—	—	$3,000	2.13%	$2,945
State and political subdivisions	592	—	4,095	3.38%	18,514	3.73%	9,979	3.99%	33,180	3.75%	34,241
Corporate debt securities	—	—	3,340	5.50%	—	—	—	—	3,340	5.50%	3,517
Total	$592	—%	$10,435	3.70%	$18,514	3.73%	$9,979	3.99%	$39,520	3.76%	$40,703

(1)	Excludes equity securities with amortized cost and fair value of $150,000.

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $40.3 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2009.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has historically maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2009, core deposits amounted to 59% of total deposits.

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

	At December 31,
	2009			2008			2007
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts:
Interest-bearing checking accounts	$52,988	9.59%	0.42%	$46,907	9.58%	0.45%	$46,543	9.85%	0.48%
Money market accounts	141,286	25.56%	1.07%	88,609	18.09%	2.15%	79,267	16.78%	3.69%
Non-interest-bearing checking accounts	37,288	6.75%	—	36,871	7.53%	—	35,904	7.60%	—
Total transaction accounts	231,562	41.90%		172,387	35.20%		161,714	34.23%

Passbook accounts	96,061	17.38%	0.45%	111,591	22.77%	1.12%	130,423	27.61%	1.79%

Certificates of deposit	225,093	40.72%	2.75%	205,872	42.03%	3.58%	180,257	38.16%	4.50%
Total deposits	$552,716	100.00%	1.51%	$489,850	100.00%	2.19%	$472,394	100.00%	2.88%

At December 31, 2009, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$14,993
Over three through six months	7,806
Over six through 12 months	10,535
Over 12 months	23,510
Total	$56,844

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

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

FHLB advances	$80,241	$158,148	$153,221
FRB advances	$—	$10,000	$—
Total advances	$80,241	$168,148	$153,221

Weighted average interest rate	4.21%	3.52%	4.19%

	Years Ended December 31,
	2009	2008	2006
	(Dollars in thousands)
Maximum balance of FHLB/FRB advances	$177,249	$170,988	$153,221
Weighted average balance of FHLB/FRB advances	$120,631	$159,268	$112,277
Weighted average interest rate of FHLB/FRB advances	3.67%	3.90%	4.17%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2009, the Bank was authorized to invest up to approximately $17.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2009, the Bank had two wholly-owned operating subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in marketable securities. At December 31, 2009, the Bank had $144.0 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2009 the Bank had an investment of $74,000 in Teragon. During 2006, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2009, Teragon received $23,000 of insurance commissions.

Personnel

As of December 31, 2009, the Company had 162 full-time and 29 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

REGULATION

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

The economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Declines in the housing market during the past year, due to falling home prices and increased foreclosures and unemployment, have resulted in substantial declines in mortgage-related asset values, which have had a dramatic negative impact on government-sponsored entities and major commercial and investment banks.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009.  The Bank did not opt out of Transaction Account Guarantee Program or its extension but did opt out of the Debt Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. The Bank is included in Risk Category I. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.  The Bank used its special assessment credit to offset the cost of its deposit insurance premium until September 30, 2009 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%. The Bank’s assessment rate is 13 basis points.

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

At December 31, 2009, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2009, the Bank was in compliance with its QTL requirement with 70.62% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.55% of its advances outstanding from the FHLB plus 0.55% of its unused borrowing capacity. At December 31, 2009, the Bank had $10.0 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2009, the Bank’s total transaction accounts required a reserve level of $50,000 which was offset by the Bank’s vault cash on hand and cash on deposit at the Federal Reserve Bank of Philadelphia.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window.”

Item 1A.               Risk Factors

Not applicable.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2009, the Bank operated from its administrative offices and fourteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $726,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned
ADMINISTRATIVE OFFICE	Owned
Newtown Office
3 Penns Trail
Newtown, PA 18940

DEPOSIT OPERATIONS	Leased
828C Newtown-Yardley Road
Suite 301B
Newtown, PA 18940

BRANCH AND LOAN OFFICES	Leased
Frankford Office
4625 Frankford Avenue
Philadelphia, PA 19124

Ewing Office	Owned
2075 Pennington Road
Ewing, NJ 08618

Hamilton Office	Owned
1850 Route 33
Hamilton Square, NJ 08690

Fishtown Office	Owned
York & Memphis Streets
Philadelphia, PA 19125

Cross Keys Office	Owned
834 North Easton Highway
Doylestown, PA 18901

Bridesburg Office	Owned
Orthodox & Almond Streets
Philadelphia, PA 19137

New Britain Office	Leased
600 Town Center
New Britain, PA 18901

Newtown Office	Leased
950 Newtown Yardley Road
Newtown, PA 18940

Mayfair Office	Owned
Roosevelt Blvd. at Unruh
Philadelphia, PA 19149

Doylestown Office	Owned
60 North Main Street
Doylestown, PA 18901

Feasterville Office	Leased
Buck Hotel Complex
Feasterville, PA 19053

Woodhaven Office	Leased
4014 Woodhaven Road
Philadelphia, PA 19154

Girard Office	Leased
136 West Girard Avenue
Philadelphia, PA 19123

Northern Liberties Office	Leased
905 North 2nd Street
Philadelphia, PA 19123

PROCESSING OPERATIONS	Owned
Operations Center
62 Walker Lane
Newtown, PA 18940(1)

Item 3.                        Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business that in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.                        [Reserved]

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Corporate “Corporate Profile and Related Information —Stock Market Information,” “—Dividend Policy” and “—Stock Price and Dividend History” in the Registrant’s 2009 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1, 2009 - October 31, 2009	—	—	—	101,597

November 1, 2009 - November 30, 2009	—	—	—	101,597

December 1, 2009 - December 31, 2009	—	—	—	101,597

Item 6.                        Selected Financial Data

Not applicable.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2009 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2009 Annual Report to Stockholders is incorporated herein by reference.

Item 8.                        Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2009 Annual Report to Stockholders are incorporated herein by reference.

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

(b)                                                Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is included in the Registrant’s 2009 Annual Report to Stockholders and is incorporated herein by reference. Neither this Annual Report on Form 10-K nor the Annual Report to

Stockholders includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B.            Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I - Election of Directors — General Information and the Nominee” and “— Biographical Information”, “—Meetings and Committees of the Board of Directors,” “—Director Nomination Process,”“Additional Information About Directors and Executive Officers —Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(b)                                Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and Proposal I — Election of Directors” in the Registrant’s Proxy Statement.

(c)                                 Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                                Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	271,646	—	1,334
Equity compensation plans not approved by shareholders	—	—	—
TOTAL	271,646	—	1,334

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

Item 14.                 Principal Accountant Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned Additional Information about Directors and Executive Officers - “Principal Accounting Firm Fees” in the Registrant’s Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)                                 The following documents are filed as a part of this report:

(1)  The following financial statements and the report of the independent auditor of the Company included in the Company’s 2009 Annual Report to Stockholders are incorporated herein by reference.

Management’s Report on Internal Control

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Income For the Years Ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)   Exhibits

(a)           The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (2)
10.3	Severance Agreement with Kent C. Lufkin (3)
10.4	Severance Agreement with Floyd P. Haggar (3)
10.5	Severance Agreement with Dennis R. Stewart (4)
10.6	TF Financial Corporation 1997 Stock Option Plan (5)
10.7	Severance Agreement with Robert N. Dusek (6)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (7)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.10	Employment Agreement with John R. Stranford (8)
10.11	TF Financial Corporation Incentive Compensation Plan (9)
10.12	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
10.13	Severance Agreement with Elizabeth Kaspern (11)
10.14	TF Financial Corporation Stock Repurchase Plan (12)
10.15	TF Financial Corporation Amended and Restated Bylaws (13)
13.0	2009 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

(10)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 30, 2010	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of Dated: March 30, 2009.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Carl F. Gregory	By:	/s/ Robert N. Dusek
	Carl F. Gregory		Robert N. Dusek
	Director		Chairman of the Board

By:	/s/ Dennis L. McCartney	By:	/s/ Albert M. Tantala, Sr.
	Dennis L. McCartney		Albert M. Tantala, Sr.
	Director		Director

By:	/s/ John R. Stranford
John R. Stranford
Director