Form 10-Q
period 2010-03-31
TF FINANCIAL CORP
filed 2010-05-17
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 10, 2010

Class	Outstanding
$.10 par value common stock	2,685,448 shares

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2010	Audited December 31, 2009
	(in thousands)
ASSETS
Cash and cash equivalents	$16,339	$12,801
Investment securities available for sale—at fair value	47,941	40,853
Mortgage-backed securities available for sale—at fair value	74,790	78,198
Mortgage-backed securities held to maturity (fair value of $3,957 and $4,033, respectively)	3,622	3,733
Loans receivable, net	524,099	529,652
Loans receivable held for sale	873	1,082
Federal Home Loan Bank stock—at cost	9,896	9,896
Accrued interest receivable	2,701	2,777
Premises and equipment, net	5,793	5,523
Goodwill	4,324	4,324
Bank-owned life insurance	17,362	17,190
Other assets	8,208	8,061
TOTAL ASSETS	$715,948	$714,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$553,425	$552,716
Borrowings from the Federal Home Loan Bank	81,738	80,241
Advances from borrowers for taxes and insurance	1,963	2,231
Accrued interest payable	2,889	2,818
Other liabilities	3,511	4,210
Total liabilities	643,526	642,216

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2010 and December 31, 2009, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,547,254 and 2,539,195 shares outstanding at March 31, 2010 and December 31, 2009, respectively, net of shares in treasury 2,612,302 and 2,617,397 respectively	529	529
Additional paid-in capital	54,018	54,009
Unearned ESOP shares	(1,304)	(1,334)
Treasury stock-at cost	(54,225)	(54,331)
Retained earnings	72,588	72,376
Accumulated other comprehensive income	816	625
Total stockholders’ equity	72,422	71,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$715,948	$714,090

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2010	2009

Interest income
Loans, including fees	$7,302	$7,655
Mortgage-backed securities	967	1,385
Investment securities	405	277
Interest-bearing deposits and other	1	—

TOTAL INTEREST INCOME	8,675	9,317

Interest expense
Deposits	1,995	2,513
Borrowings	848	1,285

TOTAL INTEREST EXPENSE	2,843	3,798

NET INTEREST INCOME	5,832	5,519

Provision for loan losses	961	665

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,871	4,854

Non-interest income
Service fees, charges and other operating income	529	437
Bank-owned life insurance	172	160
Gain on sale of investments	—	190
Gain on sale of loans	60	148
Loss on foreclosed real estate	(145)	—

TOTAL NON-INTEREST INCOME	616	935

Non-interest expense
Employee compensation and benefits	2,700	2,671
Occupancy and equipment	759	710
Professional fees	228	273
Marketing and advertising	120	148
FDIC insurance premiums	194	21
Other operating	591	601

TOTAL NON-INTEREST EXPENSE	4,592	4,424

INCOME BEFORE INCOME TAXES	895	1,365

Income taxes	178	345

NET INCOME	$717	$1,020

Earnings per share—basic	$0.28	$0.41
Earnings per share—diluted	$0.28	$0.41
Dividends paid per share	$0.20	$0.20

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income	$717	$1,020
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and impairment adjustment of mortgage loan servicing rights	(3)	81
Deferred loan origination fees	51	11
Premiums and discounts on investment securities, net	19	22
Premiums and discounts on mortgage-backed securities, net	(2)	(95)
Premiums and discounts on loans, net	43	49
Provision for loan losses	961	665
Loss on foreclosed real estate	145	—
Depreciation of premises and equipment	212	222
Increase in value of bank-owned life insurance	(172)	(160)
Stock grant expense	4	4
Stock option expense	13	14
Stock-based benefit programs: ESOP	56	53
Proceeds from sale of loans originated for sale	6,327	12,505
Origination of loans held for sale	(6,114)	(12,296)
Gain on sale of:
Investments	—	(190)
Loans held for sale	(60)	(148)
Decrease (increase) in:
Accrued interest receivable	76	148
Other assets	(225)	183
Increase (decrease) in:
Accrued interest payable	71	542
Other liabilities	(773)	293
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,346	2,923

INVESTING ACTIVITIES
Loan originations	(16,357)	(22,963)
Loan principal payments	20,855	23,372
Principal repayments on mortgage-backed securities held to maturity	110	205
Principal repayments on mortgage-backed securities available for sale	6,503	7,201
Proceeds from sale of investment securities available for sale	—	3,135
Purchase of investment securities available for sale	(6,972)	—
Purchase of mortgage-backed securities available for sale	(2,970)	—
Purchase of premises and equipment	(482)	(83)
NET CASH PROVIDED BY INVESTING ACTIVITIES	687	10,867

	For the three months ended March 31,
	2010	2009
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	709	14,665
Net decrease in short-term borrowings from the Federal Home Loan Bank and other borrowings	—	(13,619)
Proceeds of long-term Federal Home Loan Bank borrowings	8,000	—
Repayment of long-term Federal Home Loan Bank borrowings	(6,503)	(12,953)
Net decrease in advances from borrowers for taxes and insurance	(268)	(203)
Treasury stock acquired	—	(101)
Exercise of stock options	72	101
Common stock dividends paid	(505)	(503)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,505	(12,613)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,538	1,177

Cash and cash equivalents at beginning of period	12,801	2,719

Cash and cash equivalents at end of period	$16,339	$3,896

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings	$2,772	$3,256
Income taxes	$30	$55
Non-cash transactions
Capitalization of mortgage servicing rights	$55	$121
Transfers from loans to foreclosed real estate	$—	$2,164

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2010 (unaudited) and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

NOTE 4 - OTHER COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income are as follows for the three months ended:

	March 31, 2010
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$257	$(88)	$169
Pension plan benefit adjustment related to actuarial losses	33	(11)	22

Other comprehensive income, net	$290	$(99)	$191

	March 31, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,090	$(372)	$718
Reclassification adjustment for gains realized in net income	(190)	65	(125)
Pension plan benefit adjustment related to prior service costs and actuarial losses	46	(18)	28

Other comprehensive income, net	$946	$(325)	$621

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended March 31, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$717	2,542,168	$0.28
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$717	2,542,168	$0.28

There were 256,833 options to purchase shares of common stock with exercise prices ranging from $20.30 to $34.14 per share which were outstanding during the three months ended March 31, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended March 31, 2009
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,020	2,516,962	$0.41
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,020	2,516,962	$0.41

There were 256,893 options to purchase shares of common stock with exercise prices ranging from $20.30 to $34.14 per share which were outstanding during the three months ended March 31, 2009 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at March 31, 2010 and December 31, 2009, are summarized as follows:

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
Corporate debt securities	$3,340	$208	$—	$3,548
US government and federal securities	6,000	—	(43)	5,957
State and political subdivisions	37,133	1,209	(56)	38,286
Equity securities	150	—	—	150
	$46,623	$1,417	$(99)	$47,941

Residential mortgage-backed securities held to maturity	$3,622	$335	$—	$3,957

Residential mortgage-backed securities available for sale	$72,447	$2,500	$(157)	$74,790

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
U.S. Government and federal agencies	$3,000	$—	$(55)	$2,945
Corporate debt securities	3,340	177	—	3,517
State and political subdivisions	33,180	1,170	(109)	34,241
Equity securities	150	—	—	150
	$39,670	$1,347	$(164)	$40,853

Residential mortgage-backed securities held to maturity	$3,733	$300	$—	$4,033

Residential mortgage-backed securities held to maturity	$75,977	$2,483	$(262)	$78,198

The Company also holds stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $9.9 million as of March 31, 2010 and December 31, 2009. The Company is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels. FHLB stock can only be repurchased by the FHLB or sold to another member, and all sales must be at par. The Company holds FHLB stock as a long term investment based on the ultimate recoverability of the par value. During the fourth quarter of 2008, the FHLB suspended the repurchase of stock and dividend payments which prompted the Company to give consideration to evaluating the potential impairment of the investment. The Company evaluates potential impairment of its investment in FHLB stock quarterly and considers the following :1) the magnitude and direction of the change in the  net assets of the FHLB as compared to the capital stock amount and the duration of this condition, 2) the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its members, and 4) the liquidity position of the FHLB. After evaluating these factors the Company has concluded that the par value of its investment in FHLB stock is recoverable and no impairment has been recorded during the three months ended March 31, 2010 or year ended December 31, 2009.

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at March 31, 2010:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
U.S. Government and federal agencies	2	$5,957	$(43)	$—	$—	$5,957	$(43)
State and political subdivisions	8	5,381	(56)	—	—	5,381	(56)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	2,419	(23)	—	—	2,419	(23)
Residential real estate mortgage-backed securities privately issued	4	5,333	(100)	1,442	(34)	6,775	(134)

Total temporarily impaired securities	15	$19,090	$(222)	$1,442	$(34)	$20,532	$(256)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2009:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
U.S. Government and federal agencies	1	$2,945	$(55)	$—	$—	$2,945	$(55)
State and political subdivisions	6	4,086	(109)	—	—	4,086	(109)
Residential mortgage-backed securities issued by quasi-governmental agencies	2	4,352	(39)	—	—	4,352	(39)
Residential real estate mortgage-backed securities privately issued	4	5,536	(160)	1,511	(63)	7,047	(223)
Total temporarily impaired securities	13	$16,919	$(363)	$1,511	$(63)	$18,430	$(426)

On a quarterly basis, investment and mortgage-backed securities are evaluated to determine the presence of other-than-temporary impairment (“OTTI”). This evaluation involves consideration of the length of time and the amount, by which the fair value has been lower than amortized cost, the financial condition and credit rating of the issuer, the changes in fair value in relation to the change in market interest rates and other relevant information. The Company also evaluates its intent to hold, intent to sell or need to sell the securities in light of its investment strategy, cash flow needs, interest rate risk position, prospects for the issuer and all other relevant factors. With respect to investments in debt securities, if the Company does not intend to sell the security and concludes that it is more likely than not will not be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive loss, net of the tax effect, and the”credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of income. OTTI impairment of equity securities is recognized as a reduction to non-interest income in the consolidated statements of income.

Accordingly, the Company has performed this evaluation and has determined that the unrealized losses at March 31, 2010 and December 31, 2009, respectively are not considered other-than-temporary and are therefore reflected in other comprehensive income.

NOTE 7—LOANS RECEIVABLE

Loans receivable are summarized as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Held for investment:
First mortgage loans
Secured by one-to-four family residences	$269,152	$271,651
Secured by non-residential properties	134,281	134,584
Construction loans	28,977	29,671
Total first mortgage loans	432,410	435,906
Other loans
Commercial-business, real estate secured	34,224	33,514
Commercial-business, non-real estate secured	6,388	7,462
Home equity and second mortgage	53,946	54,811
Other consumer	2,708	2,565
Total other loans	97,266	98,352
Total loans	529,676	534,258
Net deferred loan origination costs and unamortized premiums	588	609
Less allowance for loan losses	(6,165)	(5,215)
Total loans receivable	$524,099	$529,652
Held for sale:
First mortgage loans
Secured by one-to-four family residences	$873	$1,082

Activity in the allowance for loan losses is summarized as follows:

	Quarter	Quarter
	end March 31, 2010	end March 31, 2009

Balance at beginning of period	$5,215	$3,855
Provision charged to income	961	665
Charge-offs:
Secured by one-to-four family residences	—	(46)
Secured by non-residential properties	—	—
Construction loans	—	(48)
Commercial-business, non-real estate secured	(7)	—
Other consumer	(6)	(12)
Recoveries:
Construction loans	—	—
Commercial-business, non-real estate secured	—	7
Other consumer	2	4
Balance at end of period	$6,165	$4,425

NOTE 8- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair valued on a recurring basis as of March 31, 2010. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below (dollars in thousands):

At March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010

Assets
Investment securities available for sale
U.S. government and federal agencies	$—	$5,957	$—	$5,957
Corporate debt securities	—	3,548	—	3,548
State and political subdivisions	—	38,286	—	38,286
Equity securities	150	—	—	150
Total investment securities available for sale	$150	$47,791	$—	$47,941

Residential mortgage-backed securities issued by quasi-governmental agencies	$—	$68,015	$—	$68,015
Residential real estate mortgage - backed securities privately issued	—	6,775	—	6,775
Total mortgage-backed securities available for sale	$—	$74,790	$—	$74,790

Impaired loans	$—	$—	$12,936	$12,936
Real estate owned	$—	$—	$1,150	$1,150
Mortgage servicing rights	$—	$755	$—	$755
Forward loan sales	$—	$—	$4	$4

Active listed equities are classified within Level 1 of the fair value hierarchy. Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. U.S. Government and federal agency and corporate debt securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions.  State and political subdivision securities are also valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and privately issued real estate mortgage investment conduits which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of the recorded investment in the loan or market value. The loans identified as impaired are real estate secured. Real estate acquired through foreclosure is initially valued at the lower of the recorded investment in the loan or market value at foreclosure and subsequently adjusted for further decreases in market value, if necessary.  Market value is determined by using the value of the collateral securing the loans and is therefore classified as a Level 3 hierarchy.  The value of the real estate securing impaired loans and real estate acquired through foreclosure is based on appraisals prepared by qualified independent licensed appraisers contracted by the Company to perform the assessment.

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. At March 31, 2010, the amortized cost basis of the Company’s mortgage servicing rights was $821,000 and the fair value of $755,000 was included in Other Assets in the consolidated balance sheet.

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

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Forward loan sales	Real estate owned

Beginning balance, January 1, 2010	$21	$1,279
Total gains (losses) — realized/unrealized:
Included in earnings	(17)	(145)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	16
Ending balance, March 31,2010	$4	$1,150

NOTE 9- FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity or available for sale and to not engage in trading or significant sales activities. For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as explained in Note 8- Fair Value Measurements. Additionally, the Company used significant estimations and present value calculations to prepare this disclosure.

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

	March 31, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$16,339	$16,339	$12,801	$12,801
Investment securities	47,941	47,941	40,853	40,853
Mortgage-backed securities	78,747	78,412	82,231	81,931

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk. Fair value of loans with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	March 31, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$539,337	$524,972	$539,670	$530,734

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar assets and liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	March 31, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$221,107	$217,938	$228,676	$225,093
Borrowings with stated maturities	$84,136	$81,738	$82,947	$80,241

The fair value of deposits and borrowings with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). Fair value deposits and borrowings with floating interest rates are generally presumed to approximate the recorded carrying amounts.

	March 31, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$335,487	$335,487	$327,623	$327,623

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

NOTE 10- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At March 31, 2010, there was $125,800 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 21.6 months. Option activity under the Company’s stock option plan as of March 31, 2010 was as follows:

	2010
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2010	271,646	$26.23
Options granted	—	—
Options exercised	(5,095)	14.01
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2010	266,551	$26.46	2.21	$50
Options exercisable at March 31, 2010	226,957	$27.31	1.69	$50

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $27,000 and $14,000, respectively. Exercise of stock options during the three months ended March 31, 2010 and 2009 resulted in cash receipts of $72,000 and $101,000, respectively.

Stock-based compensation expense included in net income related to stock options was $13,000 and $14,000 for the three months ended March 31, 2010 and 2009 respectively, resulting in a tax benefit of $5,000 for each of the periods.

Stock-based compensation expense included in net income related to stock grants was $4,000 for both three month periods ended March 31, 2010 and 2009. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $45,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 11- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31,
	2010	2009

Components of net periodic benefit cost
Service cost	$142	$118
Interest cost	74	62
Expected return on plan assets	(136)	(93)
Recognized net actuarial loss	33	46

Net periodic benefit cost	$113	$133

There was no employer contribution for the three months ended March 31, 2010 and 2009.

NOTE 12- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

NOTE 13 — ACCOUNTING STANDARDS UPDATE

In January 2010, the FASB added new requirements for disclosures of fair value measurements. The new requirements include disclosure about transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance includes new disclosures and changes to clarify existing disclosure requirements. The guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.   Early adoption is permitted. The required additional disclosures are contained in Note 8-Fair Value Measurements.

In February 2010, FASB amended the subsequent events disclosure guidance. The amendment includes a definition of a Securities and Exchange Commission (“SEC”) filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance and is included in Note 12-Subsequent Events.

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

Financial Position

The Company’s total assets at March 31, 2010 and December 31, 2009 were $715.9 million and $714.1 million, respectively, representing an increase of $1.9 million, or 0.3% during the three-month period. Investment securities available for sale increased $7.1 million due to purchases of municipal and federal agency bonds of $7.0 million as well as a $0.1 million increase in the fair value of the securities. Cash and cash equivalents increased by $3.5 million due to continued high deposit levels combined with decreases in mortgage-backed securities and loans as discussed herein. Mortgage-backed securities available for sale decreased by $3.4 million due to principal repayments received of $6.5 million, offset by purchases of $3.0 million, and an increase in the fair value of the securities of $0.1 million. Mortgage-backed securities held to maturity decreased by $0.1 million mainly as a result of principal repayments. Loans receivable, net decreased by $5.6 million during the first three months of 2010. Principal repayments of loans receivable totaled $20.9 million and were offset by originations of consumer and single-family residential mortgage loans of $12.3 million and commercial loans of $4.0 million. The Company increased the allowance for loan losses by $1.0 million. Loans receivable held for sale decreased by $0.2 million, mainly the net result of loans originated for sale of $6.1 million, less $6.3 million in proceeds from the sale of loans in the secondary market.

Total liabilities increased by $1.3 million during the first three months of 2010. Advances from the Federal Home Loan Bank increased by $1.5 million, the net result of an $8.0 million increase in long-term borrowings offset by scheduled amortization and maturities of $6.5 million. Deposits grew by $0.7 million due to an increase in money market, non-interest checking and savings accounts of $8.9 million less a decrease in interest checking accounts of $1.0 million and a decrease in retail certificates of deposit of $7.2 million.

Total consolidated stockholder’s equity of the Company was $72.4 million or 10.1% of total assets at March 31, 2010. During the first three months of 2010, the Company issued 5,095 shares of common stock as a result of stock option exercises. At March 31, 2010, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

The following table sets forth information regarding the Company’s asset quality (dollars in thousands): Non-performing loans include impaired loans and loan balances past due over 90 days for which the accrual of interest has been discontinued.

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)

Non-performing loans with a related allowance
Construction loans	$3,886	$2,389	$1,841
Commercial-business, non-real estate secured	56	—	—
Non-performing loans without a related allowance
Secured by one-to-four family residences(1)	1,088	1.120	461
Secured by non-residential properties(2)	2,506	2,506	1,008
Construction loans	668	2,167	—
Commercial-business, real estate secured	5,867	—	—
Commercial-business, non-real estate secured	—	—	—
Home equity and second mortgage	99	99	176
Other consumer	4	4	—
Total non-performing loans	$14,174	$8,285	$3,486
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—	$—
Ratio of non-performing loans to gross loans	2.67%	1.55%	0.64%
Ratio of non-performing loans to total assets	1.98%	1.16%	0.48%
Real estate owned	$1,150	$1,279	$2,164
Ratio of total non-performing assets to total assets	2.14%	1.34%	0.78%
Ratio of allowance for loan losses to total loans	1.16%	0.97%	0.81%
Ratio of allowance for loan losses to non-performing loans	43.5%	63.0%	126.94%

Loans delinquent 30-89 days(3)	$1,207	$934	$5,016

(1) Included in this category of non-performing loans at March 31, 2010 and December 31, 2010 are three trouble debt restructuring with combined balances of $843,000 and $844,000, respectively. There were no trouble debt restructurings at March 31, 2009.

(2) Included in this category of non-performing loans at March 31, 2010 and December 31, 2010 is one trouble debt restructuring with a loan balance of $560,000. There were no trouble debt restructurings at March 31, 2009.

(3) Loans delinquent 30-89 days are performing assets and continue to accrue interest.

Non-performing assets included a construction loan with a balance of $2.4 million, secured by a largely completed and partially occupied commercial office building, and the personal guarantee of the borrowers.  At March 31, 2010, this loan was impaired and the Bank had allocated $637,000 of the allowance for loan losses equal to the difference between the loan balance plus other acquisition costs, and the fair value based upon a recent appraisal.  The Bank has initiated foreclosure proceedings.

Non-performing assets also included a construction loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a contested first-position lien on the guarantor’s personal residence.  At March 31, 2010, this loan was impaired and the Bank had allocated $592,000 of the allowance for loan losses equal to the difference between the loan balance plus other acquisition costs, and the fair value based upon a recent appraisal. The Bank is in the midst of foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Non-performing assets included two loans with a combined balance of $5.9 million to a single borrower, secured by undeveloped commercial real estate and personal guarantees of several individuals.  The borrower has informed the Bank that it will not be able to continue to make the loan payments in full. The Bank has placed these loans on non-accrual status and is negotiating with the borrower in order to resolve the matter.  A recent appraisal of the property indicated an appraised value in excess of the loan balances.

Not included in non-performing assets at March 31, 2010 are four loans with a combined balance of $2.4 million to a single borrower, secured by 35 residential rental properties located in the greater Philadelphia area, and the personal guarantees of the borrowers. The borrower has experienced financial difficulties and informed the Bank that it will not be able to continue to make the loan payments in full at the present time. Only one loan with a balance of $706,000 was 89 days delinquent at March 31, 2010. However subsequent to quarter end, the Bank has placed these loans on non-accrual status and is negotiating with the borrower in order to resolve the matter.

With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

Foreclosed property at March 31, 2010 comprised three parcels of real estate with a combined carrying value of $1,150,000 that are included in other assets in the consolidated balance sheet. The Bank has accepted offers to purchase two of the properties, which would result in estimated net proceeds of $1,067,000.  The Bank established a valuation allowance of $145,000 against the assets by means of a charge to earnings during the first quarter of 2010.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial real estate, commercial construction, commercial business, single family residential, and consumer which is predominately real estate secured junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews it’s internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for analysis as potentially impaired loans.

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

Potentially impaired loans selected for individual evaluation are reviewed in accordance with US GAAP which governs the accounting for impaired assets, and consideration of regulatory guidance regarding treatment of troubled, collateral dependent loans. Each potentially impaired loan is evaluated using all available information such as recent appraisals, whether the loan is currently on accrual or non-accrual status, discounted cash flow analyses, guarantor financial strength, the value of additional collateral, and the loan’s and borrower’s past performance to determine whether in management’s best judgment it is probable that the Bank will be unable to collect all contractual interest and principal in accordance with the loan’s terms. Loans deemed impaired are generally assigned a reserve derived from the value of the underlying collateral. Loans deemed not to be impaired are assigned a reserve factor based upon the segment from which they were selected.

The ALLL needed as a result of the foregoing evaluations is compared with the unadjusted amount, and an adjustment is made by means of a provision charged to expense for loan losses. Recognizing the inherently imprecise nature of the loss estimates and the large number of assumptions needed in order to perform the analysis, the required reserve may be less than the actual level of reserves at the end of any evaluation period, and thus there may be an unallocated portion of the ALLL. Management adjusts the unallocated portion to an amount which management considers reasonable under the circumstances.

The following table sets forth the allocation of the loan loss allowance by loan category for the periods indicated (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)
Impaired loans:
Construction loans	$1,229	$540	$340
Commercial-business, non-real estate secured	9	—	—
Total	1,238	540	340
Unimpaired loans:
Secured by one-to-four family residences	990	962	1,467
Secured by non-residential properties	1,857	1,275	978
Construction loans	959	1,196	992
Commercial-business, real estate secured	718	757	306
Commercial-business, non-real estate secured	116	168	20
Home equity and second mortgage	215	303	282
Other consumer	17	14	14
Total	4,872	4,675	4,059
Unallocated	55	—	26

Allowance for loan loss	$6,165	$5,215	$4,425

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net Income. The Company recorded net income of $717,000, or $0.28 per diluted share, for the three months ended March 31, 2010 as compared to net income of $1,020,000, or $0.41 per diluted share, for the three months ended March 31, 2009.

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

	March 31,
	2010			2009
	Average balance	Interest	Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$529,817	$7,302	5.59%	$545,097	$7,655		5.70%
Mortgage-backed securities	81,839	967	4.79%	109,377	1,385		5.14%
Investment securities(2)	53,282	541	4.12%	39,458	379		3.90%
Other interest-earning assets(3)	6,728	1	0.06%	501	—	*	—%
Total interest-earning assets	671,666	8,811	5.32%	694,433	9,419		5.50%
Non interest-earning assets	41,204			34,984
Total assets	$712,870			$729,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	549,257	1,995	1.47%	494,969	2,513		2.06%
Borrowings from the FHLB and other borrowings	82,536	848	4.17%	157,928	1,285		3.30%
Total interest-bearing liabilities	631,793	2,843	1.82%	652,897	3,798		2.36%
Non interest-bearing liabilities	8,611			8,471
Total liabilities	640,404			661,368
Stockholders’ equity	72,466			68,049
Total liabilities and stockholders’ equity	$712,870			$729,417
Net interest income—tax equivalent basis		$5,968			$5,621
Interest rate spread(4)-tax equivalent basis			3.50%				3.14%
Net yield on interest-earning assets(5) —tax equivalent basis			3.60%				3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.31%				106.36%
Less: tax—equivalent interest adjustment		(136)			(102)
Net interest income		$5,832			$5,519
Interest rate spread(4)			3.41%				3.08%
Net yield on interest-earning assets(5)			3.52%				3.23%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $136,000 and $102,000 for the quarter ended March 31, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)	Includes interest-bearing deposits in other banks.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
*	Is less than $500 for period indicated

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

	Three months ended March
	2010 vs 2009 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(212)	$(141)	$(353)
Mortgage-backed securities	(330)	(88)	(418)
Investment securities (1)	139	23	162
Other interest-earning assets	—	1	1
Total interest-earning assets	(403)	(205)	(608)
Interest expense:
Deposits	1,470	(1,988)	(518)
Borrowings from the FHLB and other borrowings	(2,048)	1,611	(437)

Total interest-bearing liabilities	(578)	(377)	(955)
Net change in net interest income	$175	$172	$347

(1)

Tax equivalent adjustments to interest on investment securities were $136,000 and $102,000 for the quarters ended March 31, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $608,000 or 6.5% to $8.8 million for the quarter ended March 31, 2010 compared with the first quarter of 2009. Interest income from loans receivable decreased by $353,000, the result of a decrease in the average balance of loans outstanding of $15.3 million, plus a decrease in the yield on loans of 11 basis points. The decrease in the yield was the result of the prepayment of higher yielding loans, and, an increase in non performing loans between the periods which reduced interest income in loans by $56,000. Also, new loans added to the portfolio during the intervening period have been at market interest rates which were lower than the overall portfolio rates. Interest income from mortgage-backed securities was lower in the first quarter of 2010 in comparison to the same period of 2009 mainly because of principal repayments of $32.4 million in excess of purchases of $13.6 million during the intervening period. Interest income from investment securities was higher as a result of purchases of $21.7 million in excess of $2.9 million in sales and maturities of investments during the intervening period.

Total Interest Expense. Total interest expense decreased by $955,000 to $2.8 million during the three-month period ended March 31, 2010 as compared with the first quarter of 2009. Although the average balance of deposits increased by $54.3 million between the two quarters, the interest rates paid on the Bank’s deposits were 59 basis points lower in 2010. Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $437,000 between the first quarter of 2010 and 2009. During the intervening period, the Bank reduced its average outstanding borrowings by $75.4 million, mainly by reducing low cost short-term advances. Thus, the remaining fixed rate, term advances outstanding during the first quarter of 2010 have a higher rate than those that were combined with the short-term borrowings available through the Federal Reserve Bank and Federal Home Loan Bank accessed in the first quarter of 2009.

Non-interest income. Total non-interest income was $616,000 for the first quarter of 2010 compared with $935,000 for the same period in 2009. Gain on sale of investment securities during the first quarter of 2009 was $190,000 while there was no such gain during the first quarter of 2010. Also, losses on foreclosed real estate totaled $145,000 in 2010 and there were no such losses in 2009.

During 2010, the gain on sale of loans held for sale decreased by $88,000 as residential loan sales activity was lower in the first quarter of 2010.  Income associated with the servicing of mortgages sold increased by $56,000 in the first quarter of 2010 as the amortization of servicing rights declined and the valuation allowance was adjusted to reflect an increase in fair value during this period.

Non-interest expense. Total non-interest expense increased by $168,000 to $4.6 million for the three months ended March 31, 2010 compared to the same period in 2009. FDIC insurance premiums increased by $173,000 between the two quarters due to increased deposit base, an increased assessment rate and the exhaustion of a credit the Company has been entitled to apply against the quarterly billed insurance premium. Occupancy and equipment costs increased $49,000 mainly due to higher costs associated with the Company’s banking software and increased snow removal costs in the first quarter of 2010. Other operating expense included an increase in loan expense of $67,000 as appraisals, inspections and other loan costs increased. Offsetting the increase between the quarters was robbery and deposit related losses of $50,000 included in other operating expense in 2009 as there were no such losses in 2010.

Income tax expense. The Company’s effective tax rate was 19.9% for the quarter ended March 31, 2010 compared to 25.3% for the quarter ended March 31, 2009. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended March 31, 2010 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2010, the Company had commitments outstanding under letters of credit of $1.2 million, commitments to originate loans of $12.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $48.9 million. At March 31, 2010, the Bank had $2.4 million in outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2010 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2010.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.2 million at March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files and submits pursuant to the rules and forms of the SEC is accumulated and communicated to the Company’s management including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 17, 2010	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 17, 2010	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)