Form 10-Q
period 2010-06-30
TF FINANCIAL CORP
filed 2010-08-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 13, 2010

Class	Outstanding
$.10 par value common stock	2,685,448 shares

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Cash and cash equivalents	$19,965	$12,801
Investment securities available for sale—at fair value	49,763	40,853
Mortgage-backed securities available for sale—at fair value	78,657	78,198
Mortgage-backed securities held to maturity (fair value of $3,869 and $4,033, respectively)	3,512	3,733
Loans receivable, net	519,279	529,652
Loans receivable held for sale	919	1,082
Federal Home Loan Bank stock—at cost	9,896	9,896
Accrued interest receivable	2,893	2,777
Premises and equipment, net	6,342	5,523
Goodwill	4,324	4,324
Bank-owned life insurance	17,528	17,190
Other assets	7,690	8,061
TOTAL ASSETS	$720,768	$714,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$559,390	$552,716
Borrowings from the Federal Home Loan Bank	79,929	80,241
Advances from borrowers for taxes and insurance	2,413	2,231
Accrued interest payable	2,578	2,818
Other liabilities	3,137	4,210
Total liabilities	647,447	642,216

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2010 and December 31, 2009, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued and, 2,557,968 and 2,539,195 shares outstanding at June 30, 2010 and December 31, 2009, respectively, net of shares in treasury of 2,604,552 and 2,617,397 respectively	529	529
Additional paid-in capital	54,028	54,009
Unearned ESOP shares	(1,275)	(1,334)
Treasury stock-at cost	(54,064)	(54,331)
Retained earnings	73,044	72,376
Accumulated other comprehensive income	1,059	625
Total stockholders’ equity	73,321	71,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$720,768	$714,090

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,150	$7,658	$14,452	$15,313
Mortgage-backed securities	929	1,294	1,896	2,679
Investment securities	442	276	847	553
Interest-bearing deposits and other	1	—	2	—

TOTAL INTEREST INCOME	8,522	9,228	17,197	18,545

Interest expense
Deposits	1,841	2,441	3,836	4,954
Borrowings	793	1,208	1,641	2,493

TOTAL INTEREST EXPENSE	2,634	3,649	5,477	7,447

NET INTEREST INCOME	5,888	5,579	11,720	11,098

Provision for loan losses	600	590	1,561	1,255

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,288	4,989	10,159	9,843

Non-interest income
Service fees, charges and other operating income	363	597	892	1,034
Bank-owned life insurance	167	170	339	330
Gain on sale of investments	7	116	7	306
Gain on sale of loans	52	253	112	401
Gain (loss) on foreclosed real estate	8	303	(137)	303

TOTAL NON-INTEREST INCOME	597	1,439	1,213	2,374

Non-interest expense
Employee compensation and benefits	2,667	2,645	5,367	5,316
Occupancy and equipment	723	708	1,482	1,418
Professional fees	256	183	484	456
Marketing and advertising	120	116	240	264
FDIC insurance premiums	259	511	453	532
Other operating	566	613	1,157	1,214

TOTAL NON-INTEREST EXPENSE	4,591	4,776	9,183	9,200

INCOME BEFORE INCOME TAXES	1,294	1,652	2,189	3,017

Income taxes	327	430	505	775

NET INCOME	$967	$1,222	$1,684	$2,242

Earnings per share—basic	$0.38	$0.48	$0.66	$0.89
Earnings per share—diluted	$0.38	$0.48	$0.66	$0.89
Dividends paid per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,684	$2,242
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and impairment adjustment of mortgage loan servicing rights	200	94
Deferred loan origination fees	50	54
Premiums and discounts on investment securities, net	39	43
Premiums and discounts on mortgage-backed securities, net	19	(180)
Premiums and discounts on loans, net	85	91
Provision for loan losses	1,561	1,255
Depreciation of premises and equipment	421	448
Increase in value of bank-owned life insurance	(339)	(330)
Stock grant expense	8	8
Stock option expense	26	28
Stock-based benefit programs: ESOP	117	108
Proceeds from sale of loans originated for sale	11,518	29,468
Origination of loans held for sale	(11,314)	(28,622)
Loss (gain) on foreclosed real estate	137	(303)
Gain on sale of:
Investments	(7)	(306)
Loans held for sale	(112)	(401)
(Increase) decrease in:
Accrued interest receivable	(116)	130
Other assets	495	362
(Decrease) increase in:
Accrued interest payable	(240)	451
Other liabilities	(1,326)	3,547
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,906	8,187

INVESTING ACTIVITIES
Loan originations	(33,311)	(47,635)
Loan principal payments	40,900	46,688
Proceeds from sale of foreclosed real estate	799	1,367
Principal repayments on mortgage-backed securities held to maturity	220	662
Principal repayments on mortgage-backed securities available for sale	13,610	16,035
Proceeds from sale of investment securities available for sale	60	5,514
Proceeds from redemption of investment securities available for sale	—	755
Purchase of investment securities available for sale	(8,507)	(6,761)
Purchase of mortgage-backed securities available for sale	(13,995)	(4,556)
Purchase of premises and equipment	(1,240)	(210)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,464)	11,859

	For the six months ended June 30,
	2010	2009
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	6,674	41,240
Net increase in short-term borrowings from the Federal Home Loan Bank and other borrowings	—	(22,416)
Proceeds of long-term Federal Home Loan Bank borrowings	12,884	—
Repayment of long-term Federal Home Loan Bank borrowings	(13,196)	(34,600)
Net increase in advances from borrowers for taxes and insurance	182	270
Treasury stock acquired	—	(101)
Exercise of stock options	177	105
Tax benefit arising from stock compensation	17	5
Common stock dividends paid	(1,016)	(1,006)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,722	(16,503)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,164	3,543

Cash and cash equivalents at beginning of period	12,801	2,719

Cash and cash equivalents at end of period	$19,965	$6,262

Supplemental disclosure of cash flow information
Cash paid for
Interest on deposits and borrowings	$5,717	$6,996
Income taxes	$382	$825
Non-cash transactions
Capitalization of mortgage servicing rights	$92	$253
Transfers from loans to foreclosed real estate	$1,088	$2,164
Securities available for sale purchased not settled	$—	$3,325

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2010 (unaudited) and December 31, 2009 and for the six month periods ended June 30, 2010 and 2009 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated balance sheet but does not included all of the information and notes required by U. S. GAAP for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income (loss) are as follows for the three months ended:

	June 30, 2010
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$337	$(117)	$220
Reclassification adjustment for gains realized in net income	(7)	2	(5)
Pension plan benefit adjustment related to actuarial losses	42	(14)	28

Other comprehensive income, net	$372	$(129)	$243

	June 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$38	$(16)	$22
Reclassification adjustment for gains realized in net income	(116)	39	(77)
Pension plan benefit adjustment related to prior service costs and actuarial losses	46	(16)	30

Other comprehensive loss, net	$(32)	$7	$(25)

The components of other comprehensive income are as follows for the six months ended:

	June 30, 2010
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$594	$(205)	$389
Reclassification adjustment for gains realized in net income	(7)	2	(5)
Pension plan benefit adjustment related to prior service costs and actuarial losses	75	(25)	50

Other comprehensive income, net	$662	$(228)	$434

	June 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,128	$(388)	$740
Reclassification adjustment for gains realized in net income	(306)	104	(202)
Pension plan benefit adjustment related to actuarial losses	91	(33)	58

Other comprehensive income, net	$913	$(317)	$596

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended June 30, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$967	2,552,728	$0.38
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$967	2,552,728	$0.38

	Six months ended June 30, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,684	2,547,477	$0.66
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,684	2,547,477	$0.66

There were 246,135 options to purchase shares of common stock at a price range of $20.65 to $34.14 per share which were outstanding during the three and six months ended June 30, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

NOTE 6—INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at June 30, 2010 and December 31, 2009, are summarized as follows:

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
US government and federal securities	$6,000	$89	$—	$6,089
Corporate debt securities	3,340	256	—	3,596
State and political subdivisions	38,648	1,374	(43)	39,979
Equity securities	97	2	—	99
	$48,085	$1,721	$(43)	$49,763

Residential mortgage-backed securities held to maturity	$3,512	$357	$—	$3,869

Residential mortgage-backed securities available for sale	$76,344	$2,494	$(181)	$78,657

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
U.S. Government and federal agencies	$3,000	$—	$(55)	$2,945
Corporate debt securities	3,340	177	—	3,517
State and political subdivisions	33,180	1,170	(109)	34,241
Equity securities	150	—	—	150
	$39,670	$1,347	$(164)	$40,853

Residential mortgage-backed securities held to maturity	$3,733	$300	$—	$4,033

Residential mortgage-backed securities held to maturity	$75,977	$2,483	$(262)	$78,198

The Company also holds stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $9.9 million as of June 30, 2010 and December 31, 2009. The Company is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels and amount of eligible assets.  At June 30, 2010 the Company was required to hold $6.3 million in FHLB stock.  FHLB stock can only be repurchased by the FHLB or sold to another member, and all sales must be at par. The Company holds FHLB stock as a long term investment based on the ultimate recoverability of the par value. During the fourth quarter of 2008, the FHLB suspended the repurchase of stock and dividend payments which prompted the Company to give consideration to evaluating the potential impairment of the investment. The Company evaluates potential impairment of its investment in FHLB stock quarterly and considers the following:1) the magnitude and direction of the change in the net assets of the FHLB as compared to the capital stock amount and the duration of this condition, 2) the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its members, and 4) the liquidity position of the FHLB. After evaluating these factors the Company has concluded that the par value of its investment in FHLB stock is recoverable and no impairment has been recorded during the six months ended June 30, 2010 or year ended December 31, 2009.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
State and political subdivisions	6	$4,326	$(43)	$—	$—	$4,326	$(43)
Residential mortgage-backed securities issued by quasi-governmental agencies	2	212	(1)	2,285	(73)	2,497	(74)
Residential real estate mortgage-backed securities privately issued	2	5,405	(107)	—	—	5,405	(107)

Total temporarily impaired securities	10	$9,943	$(151)	$2,285	$(73)	$12,228	$(224)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
U.S. Government and federal agencies	1	$2,945	$(55)	$—	$—	$2,945	$(55)
State and political subdivisions	6	4,086	(109)	—	—	4,086	(109)
Residential mortgage-backed securities issued by quasi-governmental agencies	2	4,352	(39)	—	—	4,352	(39)
Residential real estate mortgage-backed securities privately issued	4	5,536	(160)	1,511	(63)	7,047	(223)
Total temporarily impaired securities	13	$16,919	$(363)	$1,511	$(63)	$18,430	$(426)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is other-than-temporary impairment (“OTTI”). This evaluation involves consideration of the length of time and the amount, by which the fair value has been lower than amortized cost, the financial condition and credit rating of the issuer, the changes in fair value in relation to the change in market interest rates and other relevant information. In addition, with respect to mortgage-backed securities issued by government and quasi-governmental agencies (i. e. Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”)) the Company considers the ultimate payment of principal and interest as an obligation of the United States Government and thus assured. With respect to mortgage-backed securities issued by private parties, the Company studies delinquencies, loss rates, loss severity and other information related to the underlying loans in order to form an opinion regarding the possibility of a cash flow shortfall. The Company also evaluates its intent to hold, intent to sell or need to sell the securities in light of its investment strategy, cash flow needs, interest rate risk position, prospects for the issuer and all other relevant factors.

With respect to investments in equity securities, if it is determined that the impairment for an individual security is OTTI such impairment would be recognized as a reduction to non-interest income in the consolidated statement of income. With respect to debt securities, if it has been determined that the impairment for an individual security is OTTI, but the Company does not intend to sell the security and concludes that it is more likely than not that it will not be required to sell the security before recovering the carrying value, which may be maturity, the OTTI would be separated into the “credit” and “other” components. The “other” component of the OTTI would be included in other comprehensive loss, net of the tax effect, and the “credit” component of the OTTI would be included as a reduction to non-interest income in the consolidated statement of income. Otherwise, the OTTI impairment of debt securities would be recognized as a reduction to non-interest income in the consolidated statements of income. Accordingly, the Company has performed this evaluation and has determined that the unrealized losses at June 30, 2010 and December 31, 2009, respectively are not considered other-than-temporary and are therefore reflected in other comprehensive income.

At June 30, 2010, temporarily impaired securities were all debt securities classified as available for sale. There were no temporarily impaired equity securities. The Company did not intend to sell any of the temporarily impaired securities and has concluded that it will not be required to sell any of the temporarily impaired securities. Upon an evaluation of each individual debt security, the Company determined that the temporary impairment was predominately caused by widening interest rate spreads over the relevant interest rate benchmark in relation to the Company’s amortized cost, and not caused by deterioration in credit quality.  Thus, the Company considered the impairment of each security to be temporary and not OTTI.

NOTE 7—LOANS RECEIVABLE

Loans receivable are summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Held for investment:
First mortgage loans
Secured by one-to-four family residences	$269,650	$271,651
Secured by non-residential properties	137,227	134,584
Construction loans	25,536	29,671
Total first mortgage loans	432,413	435,906
Other loans
Commercial-business, real estate secured	34,421	33,514
Commercial-business, non-real estate secured	874	7,462
Home equity and second mortgage	55,044	54,811
Other consumer	2,643	2,565
Total other loans	92,982	98,352
Total loans	525,395	534,258
Net deferred loan origination costs and unamortized premiums	633	609
Less allowance for loan losses	(6,749)	(5,215)
Total loans receivable	$519,279	$529,652
Held for sale:
First mortgage loans
Secured by one-to-four family residences	$919	$1,082

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Period	Period
	end June 30, 2010	end June 30, 2009

Balance at January 1,	$5,215	$3,855
Provision charged to income	1,561	1,255
Charge-offs:
Secured by one-to-four family residences	—	(97)
Secured by non-residential properties	—	—
Construction loans	—	(48)
Commercial-business, non-real estate secured	(16)	—
Other consumer	(14)	(15)
Recoveries:
Construction loans	—	—
Commercial-business, non-real estate secured	—	14
Other consumer	3	6
Balance at end of period	$6,749	$4,970

NOTE 8- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair valued on a recurring basis as of June 30, 2010. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below (dollars in thousands):

At June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010

Assets
Investment securities available for sale
U.S. government and federal agencies	$—	$6,089	$—	$6,089
Corporate debt securities	—	3,596	—	3,596
State and political subdivisions	—	39,979	—	39,979
Equity securities	99	—	—	99
Total investment securities available for sale	$99	$49,664	$—	$49,763

Residential mortgage-backed securities issued by quasi-governmental agencies	$—	$63,221	$—	$63,221
Residential real estate mortgage - backed securities privately issued	—	15,436	—	15,436
Total mortgage-backed securities available for sale	$—	$78,657	$—	$78,657

Liabilities
Forward loan sales	$—	$—	$17	$17

At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Investment securities available for sale
U. S. Government and federal agencies	$—	$2,945	$—	$2,945
Corporate debt securities	—	3,517	—	3,517
State and political subdivisions	—	34,241	—	34,241
Equity securities	150	—	—	150
Total investment securities available for sale	$150	$40,703	$—	$40,853
Residential mortgage-backed securities issued by quasi-governmental agencies	$—	$71,151	$—	$71,151
Residential real estate mortgage-backed securities privately issued	—	7,047	—	7,047
Total mortgage-backed securities available for sale	$—	$78,198	$—	$78,198
Forward loan sales	$—	$—	$21	$21

Active listed equities are classified within Level 1 of the fair value hierarchy. Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. U.S. Government and federal agency and corporate debt securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions.  State and political subdivision securities are also valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include FHLMC, GNMA, and FNMA certificates and privately issued real estate mortgage investment conduits which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

The fair value of forward loan sales are determined at the time the underlying loan is identified as held for sale with changes in fair value correlated to the change in secondary market loan pricing. The value is adjusted to reflect the Company’s historical loan “fallout” experience which incorporates such factors as changes in market rates, origination channels and loan purpose.

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Forward loan sales

Beginning balance, January 1, 2010	$21
Total gains (losses) — realized/unrealized:
Included in earnings	(38)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance, June 30, 2010	$(17)

Assets and liabilities measured at fair value on a nonrecurring basis segregated by fair value hierarchy level are summarized below (dollars in thousands):

At June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010

Assets
Impaired loans	$—	$—	$14,513	$14,513
Real estate acquired through foreclosure	$—	$—	$1,448	$1,448
Mortgage servicing rights	$—	$598	$—	$598

At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Impaired loans	$—	$—	$7,744	$7,744
Real estate acquired through foreclosure	$—	$—	$1,279	$1,279
Mortgage servicing rights	$—	$696	$—	$696

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of the recorded investment in the loan or market value. Impaired loans secured by real estate totaled $14,453,000 and $7,744,000 at June 30, 2010 and December 31, 2009, respectively. Real estate acquired through foreclosure is initially valued at the lower of the recorded investment in the loan or market value at foreclosure and subsequently adjusted for further decreases in market value, if necessary.  Market value is determined by using the value of the collateral securing the loans and is therefore classified as a Level 3 hierarchy.  The value of the real estate securing impaired loans and real estate acquired through foreclosure is based on appraisals prepared by qualified independent licensed appraisers contracted by the Company to perform the assessment.

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. At June 30, 2010, the amortized cost basis of the Company’s mortgage servicing rights was $828,000 and the fair value of $598,000 was included in other assets in the consolidated balance sheets.

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

	June 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$19,965	$19,965	$12,801	$12,801
Investment securities	49,763	49,763	40,853	40,853
Mortgage-backed securities	82,526	82,169	82,231	81,931

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Fair value of loans with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	June 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$543,771	$520,198	$539,670	$530,734

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar assets and liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	June 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$216,536	$213,146	$228,676	$225,093
Borrowings with stated maturities	$82,489	$79,929	$82,947	$80,241

The fair value of deposits and borrowings with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). Fair value deposits and borrowings with floating interest rates are generally presumed to approximate the recorded carrying amounts.

	June 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$346,244	$346,244	$327,623	$327,623

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

NOTE 10- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At June 30, 2010, there was $111,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 19.6 months. Option activity under the Company’s stock option plan as of June 30, 2010 was as follows:

	2010
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2010	271,646	$26.23
Options granted	—	—
Options exercised	(12,845)	13.76
Options forfeited	—	—
Options expired	—	—
Outstanding at June 30, 2010	258,801	$26.84	2.02	$79
Options exercisable at June 30, 2010	219,207	$27.79	1.49	$40

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $76,000 and $16,000, respectively. Exercise of stock options during the six months ended June 30, 2010 and 2009 resulted in cash receipts of $177,000 and $105,000, respectively.

Stock-based compensation expense included in net income related to stock options was $13,000 and $14,000 for the three months ended June 30, 2010 and 2009, respectively, resulting in a tax benefit of $5,000 for each of the periods. Stock-based compensation expense included in net income related to stock options was $26,000 and $28,000 for the six months ended June 30, 2010 and 2009, respectively, resulting in a tax benefit of $9,000 and $10,000 for each of the periods.

Stock-based compensation expense included in net income related to stock grants was $4,000 for both three month periods ended June 30, 2010 and 2009, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $49,000 and $43,000 for the three months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense included in net income related to stock grants was $8,000 for both of the six month periods ended June 30, 2010 and 2009. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $94,000 and $83,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 11- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30,
	2010	2009

Components of net periodic benefit cost
Service cost	$133	$118
Interest cost	74	62
Expected return on plan assets	(136)	(93)
Recognized net actuarial loss	42	46

Net periodic benefit cost	$113	$133

	Six months ended June 30,
	2010	2009

Components of net periodic benefit cost
Service cost	$276	$236
Interest cost	148	124
Expected return on plan assets	(272)	(185)
Amortization of prior service cost	1	—
Recognized net actuarial loss	74	91

Net periodic benefit cost	$227	$266

There was no employer contribution for the six months ended June 30, 2010 and 2009.

NOTE 12 — ACCOUNTING STANDARDS UPDATE

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

In April 2010, the FASB issued guidance on the treatment for a modified loan that was acquired as part of a pool of assets.  The guidance establishes that entities should not evaluate whether a modification of loans that are part of a pool meets the criteria for a troubled debt restructuring. In addition, modified loans should not be removed from the pool unless certain criteria are met.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later. The Company does not anticipate that the adoption of this guidance will have a significant impact on the Company’s financial statements

In July, 2010 FASB issued an amendment which will require disclosures about the credit quality of financing receivables and the allowance for credit losses. The amendment will improve the transparency in financial reporting by public and non public companies that hold financing receivables which include loans, lease receivables and other long-term receivables. The additional disclosures will include aging of past due receivables, credit quality indicators and modifications of financing receivables.  The disclosures should also included information on the development of the credit loss allowance and the management of credit exposures. The amendment will be effective for financial reporting periods ending after December 15, 2010. The Company does not anticipate that the adoption of this guidance will have a significant impact on the Company’s financial statements.

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

Financial Position

The Company’s total assets at June 30, 2010 and December 31, 2009 were $720.8 million and $714.1 million, respectively, representing an increase of $6.7 million, or 0.9% during the six-month period. Investment securities available for sale increased $8.9 million due to purchases of municipal and federal agency bonds of $8.5 million as well as a $0.5 million increase in the fair value of the securities. Cash and cash equivalents increased by $7.2 million due to continued high deposit levels combined with decreases in loan balances as discussed herein. Mortgage-backed securities available for sale increased by $0.5 million due to purchases of $14.0 million and an increase in the fair value of the securities of $0.1 million offset by principal repayments received of $13.6 million. Mortgage-backed securities held to maturity decreased by $0.2 million mainly as a result of principal repayments. Loans receivable, net decreased by $10.4 million during the first six months of 2010. Principal repayments of loans receivable totaled $40.9 million and the Company transferred $1.1 million from loans to real estate acquired through foreclosure. The Company increased the allowance for loan losses by $1.6 million. Originations of consumer and single-family residential mortgage loans were $25.5 million and commercial loans were $7.8 million. Loans receivable held for sale decreased by $0.2 million, mainly the net result of $11.5 million in proceeds from the sale of loans in the secondary market offset by loans originated for sale of $11.3 million.

Total liabilities increased by $5.2 million during the first six months of 2010. Deposits grew by $6.7 million due to an increase in money market, interest checking, non-interest checking and savings accounts of $18.6 million offset by a decrease in retail certificates of deposit of $11.9 million. Advances from the Federal Home Loan Bank decreased by $0.3 million, the net result of scheduled amortization and maturities of $13.2 million offset by a $12.9 million increase in long-term borrowings.

Total consolidated stockholders’ equity of the Company was $73.3 million or 10.2% of total assets at June 30, 2010. During the first six months of 2010, the Company issued 12,845 shares of common stock as a result of stock option exercises. At June 30, 2010, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing loans include impaired loans and loan balances past due over 90 days for which the accrual of interest has been discontinued.  The following table sets forth information regarding the Company’s asset quality:

	June 30, 2010	December 31, 2009	June 30, 2009
	(in thousands)

Non-performing loans with a related allowance
Construction loans	$3,886	$2,389	$1,841
Commercial-business, non-real estate secured	112	—	—
Non-performing loans without a related allowance
Secured by one-to-four family residences(1)	4,544	1,120	461
Secured by non-residential properties(2)	910	2,506	606
Construction loans	354	2,167	—
Commercial-business, real estate secured	5,867	—	—
Commercial-business, non-real estate secured	—	—	—
Home equity and second mortgage	151	99	131
Other consumer	4	4	—
Total non-performing loans	$15,828	$8,285	$3,039
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—	$—
Ratio of non-performing loans to gross loans	3.00%	1.55%	0.56%
Ratio of non-performing loans to total assets	2.20%	1.16%	0.42%
Real estate owned	$1,448	$1,279	$1,130
Ratio of total non-performing assets to total assets	2.40%	1.34%	0.58%
Ratio of allowance for loan losses to total loans	1.28%	0.91%	0.91%
Ratio of allowance for loan losses to non-performing loans	42.64%	62.95%	163.54%

Loans delinquent 30-89 days(3)	$1,034	$934	$1,290

(1) Included in this category of non-performing loans at June 30, 2010 and December 31, 2010 are three trouble debt restructurings with combined balances of $843,000 and $844,000, respectively. There were no trouble debt restructurings at June 30, 2009.

(2) Included in this category of non-performing loans at June 30, 2010 and December 31, 2010 is one trouble debt restructuring with a loan balance of $560,000. There were no trouble debt restructurings at June 30, 2009.

(3) Loans delinquent 30-89 days are performing assets and continue to accrue interest.

Non-performing loans included a construction loan with a balance of $2.4 million, secured by a largely completed and partially occupied commercial office building, and the personal guarantee of the borrowers.  At June 30, 2010, this loan was impaired and the Bank had allocated to this loan $666,000 of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell.  The Bank has initiated foreclosure proceedings.

Non-performing loans also included a construction loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a contested first-position lien on the guarantor’s personal residence.  At June 30, 2010, this loan was impaired and the Bank had allocated to this loan $592,000 of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank is in the midst of foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Non-performing loans included two loans with a combined balance of $5.9 million to a single borrower, secured by undeveloped commercial real estate and personal guarantees of several individuals.  The Bank has initiated foreclosure proceedings.  A recent appraisal of the property indicated the appraised value plus other acquisitions costs less estimated costs to sell are in excess of the loan balances.

Not included in non-performing loans were six loans to a single borrower, with a combined balance of $4.4 million, secured by three separate parcels of commercial property each completed and available for sale or lease, a parcel of vacant land approved for townhome development, two separately deeded commercial parking spaces, and an owner-occupied single family residence.  Subsequent to June 30, 2010 the borrower requested a meeting with the Bank, at which time the borrower indicated that they would be unable to continue making all of the principal and interest payments on some or all of these loans.  The Bank is working with the borrower in order to resolve this matter.

With respect to each of the remaining non-performing loans, all of which are real estate secured, the Bank is taking appropriate steps to resolve the individual situations.

Foreclosed property at June 30, 2010 comprised four parcels of real estate with a combined carrying value of $1.4 million whereas foreclosed property at June 30, 2009 consisted of three parcels of real estate with a combined carrying value of $1.3 million. Foreclosed real estate is included in other assets in the consolidated balance sheet.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial real estate, commercial construction, commercial business, single family residential, and consumer which is predominately real estate secured junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews it’s internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

Quantitative factors include an actual expected loss factor based on historical loss experience over a relevant look-back period. Quantitative factors also include the Bank’s actual risk ratings for the commercial loan segments as determined in accordance with loan review and loan grading policies and procedures, and additional factors as determined by management to be representative of additional risk due to the loan’s geographic location, type, and other attributes. These quantitative factors are adjusted if necessary, up or down, based on actual experience and an evaluation of the qualitative factors.

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

The following table sets forth the allocation of the loan loss allowance by loan category for the periods indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
	(in thousands)
Impaired loans:
Construction loans	$1,259	$540	$840
Commercial-business, non-real estate secured	56	—	—
Total	1,315	540	840
Unimpaired loans:
Secured by one-to-four family residences	1,037	962	1,404
Secured by non-residential properties	1,751	1,275	1,048
Construction loans	960	1,126	587
Commercial-business, real estate secured	669	757	325
Commercial-business, non-real estate secured	16	168	9
Home equity and second mortgage	321	303	302
Other consumer	15	14	15
Total	4,769	4,605	3,690
Unallocated	665	70	440

Allowance for loan loss	$6,749	$5,215	$4,970

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income. The Company recorded net income of $967,000, or $0.38 per diluted share, for the three months ended June 30, 2010 as compared to net income of $1.2 million, or $0.48 per diluted share, for the three months ended June 30, 2009.

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

	Three Months Ended June 30,
	2010			2009
	Average balance	Interest	Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$522,289	$7,150	5.49%	$542,569	$7,658		5.66%
Mortgage-backed securities	80,735	929	4.62%	104,491	1,294		4.97%
Investment securities(2)	58,446	582	3.99%	38,060	379		3.99%
Other interest-earning assets(3)	13,451	1	0.03%	2,011	—	*	0.00%
Total interest-earning assets	674,921	8,662	5.15%	687,131	9,331		5.45%
Non interest-earning assets	42,210			38,517
Total assets	$717,131			$725,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$557,128	1,841	1.33%	$518,374	2,441		1.89%
Borrowings from the FHLB and other borrowings	78,469	793	4.05%	128,620	1,208		3.77%
Total interest-bearing liabilities	635,597	2,634	1.66%	646,994	3,649		2.26%
Non interest-bearing liabilities	8,373			9,302
Total liabilities	643,970			656,296
Stockholders’ equity	73,161			69,352
Total liabilities and stockholders’ equity	$717,131			$725,648
Net interest income—tax equivalent basis		6,028			5,682
Interest rate spread(4)-tax equivalent basis			3.49%				3.19%
Net yield on interest-earning assets(5)—tax equivalent basis			3.58%				3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.19%				106.20%
Less: tax—equivalent interest adjustment		(140)			(103)
Net interest income		$5,888			$5,579
Interest rate spread(4)			3.40%				3.12%
Net yield on interest-earning assets(5)			3.50%				3.26%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $140,000 and $103,000 for the quarter ended June 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30
	2010 vs 2009 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(281)	$(227)	$(508)
Mortgage-backed securities	(278)	(87)	(365)
Investment securities (1)	203	—	203
Other interest-earning assets	—	1	1
Total interest-earning assets	(356)	(313)	(669)
Interest expense:
Deposits	1,050	(1,650)	(600)
Borrowings from the FHLB and other borrowings	(964)	549	(415)

Total interest-bearing liabilities	86	(1,101)	(1,015)
Net change in net interest income	$(442)	$788	$346

(1)

Tax equivalent adjustments to interest on investment securities were $140,000 and $103,000 for the quarters ended June 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $669,000 or 7.2% to $8.7 million for the quarter ended June 30, 2010 compared with the second quarter of 2009. Interest income from loans receivable decreased by $508,000, the result of a $20.3 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 17 basis points. The decrease in the yield was caused by an increase in non-performing loans between the periods which reduced interest income from loans by $293,000. Interest income from mortgage-backed securities was lower in the second quarter of 2010 in comparison to the same period of 2009 mainly because principal repayments of $30.4 million exceeded purchases of $20.0 million during the intervening period. Mortgage-backed securities purchased during the second quarter of 2010 totaled $11.0 million. Interest income from investment securities was higher as a result of purchases of $16.5 million of investments during the intervening period.

Total Interest Expense. Total interest expense decreased by $1.0 million to $2.6 million during the three-month period ended June 30, 2010 as compared with the second quarter of 2009. Although the average balance of deposits increased by $38.8 million between the two quarters, the interest rates paid on the Bank’s deposits were 56 basis points lower in 2010 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. In addition, the Bank lowered the interest rates paid on certain non-CD products. Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $415,000 between the second quarter of 2010 and 2009. During the intervening period, the Bank reduced its average outstanding borrowings by $50.2 million, mainly by reducing low cost short-term advances. Thus, the remaining fixed rate, term advances outstanding during the second quarter of 2010 have a higher rate than those that were combined with the short-term borrowings available through the Federal Reserve Bank and Federal Home Loan Bank accessed in the second quarter of 2009.

Non-interest income. Total non-interest income was $597,000 for the second quarter of 2010 compared with $1.4 million for the same period in 2009. During the second quarter of 2009, gain on sale of foreclosed real estate totaled $303,000 and gain on the sale of investment securities was $116,000 while there was only a gain of $7,000 from security sales in 2010. During 2010, the gain on sale of loans held for sale decreased by $201,000 as residential loan sales activity was lower in the second quarter of 2010.  Income from mortgage servicing decreased $176,000 in the second quarter of 2010 mainly due to a $165,000 non-cash charge for impairment of mortgage servicing rights. Additionally, overdraft fees were $40,000 lower during the second quarter of 2010, due to increased consumer awareness and recent legislation which is drawing attention to such fees.

Non-interest expense. Total non-interest expense decreased by $185,000 to $4.6 million for the three months ended June 30, 2010 compared to the same period in 2009. FDIC insurance premiums decreased by $252,000 between the two quarters. FDIC premium expense in 2009 included a special assessment of $330,000; whereas the FDIC insurance premium in the second quarter of 2010 reflects an increased deposit base and an increased assessment rate. Other operating expense decreased $47,000 due to a renegotiated ATM contract that reduced the expense by $50,000 in the second quarter of 2010. Professional fees increased between the two periods as a result of an increase in legal costs of $120,000 which were associated with non-performing loans and foreclosures during the second quarter of 2010. Audit and tax expenses were lower by $38,000. Employee compensation and benefits increased between quarters due to rising insurance premiums of employer- provided medical benefits that totaled $49,000.

Income tax expense. The Company’s effective tax rate was 25.3% for the quarter ended June 30, 2010 compared to 26.0% for the quarter ended June 30, 2009. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance. Income tax expense includes federal as well as state income tax which increased $62,000 as a state tax loss carry-forward credit expired.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income. The Company recorded net income of $1.7 million, or $0.66 per diluted share, for the six months ended June 30, 2010 as compared to net income of $2.2 million, or $0.89 per diluted share, for the six months ended June 30, 2009.

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

	Six Months Ended June 30,
	2010			2009
	Average balance	Interest	Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$526,032	$14,452	5.56%	$543,826	$15,313		5.69%
Mortgage-backed securities	81,284	1,896	4.72%	106,921	2,679		5.07%
Investment securities(2)	55,878	1,123	4.06%	38,755	759		3.96%
Other interest-earning assets(3)	10,108	2	0.04%	1,260	—	*	0.00%
Total interest-earning assets	673,302	17,473	5.25%	690,762	18,751		5.49%
Non interest-earning assets	41,711			36,754
Total assets	$715,013			$727,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$553,214	3,836	1.40%	$506,677	4,954		1.98%
Borrowings from the FHLB and other borrowings	80,491	1,641	4.12%	143,193	2,493		3.52%
Total interest-bearing liabilities	633,705	5,477	1.75%	649,870	7,447		2.32%
Non interest-bearing liabilities	8,493			8,882
Total liabilities	642,198			658,752
Stockholders’ equity	72,815			68,764
Total liabilities and stockholders’ equity	$715,013			$727,516
Net interest income—tax equivalent basis		11,996			11,304
Interest rate spread(4)-tax equivalent basis			3.50%				3.17%
Net yield on interest-earning assets(5)—tax equivalent basis			3.60%				3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.25%				106.29%
Less: tax—equivalent interest adjustment		(276)			(206)
Net interest income		$11,720			$11,098
Interest rate spread(4)			3.42%				3.11%
Net yield on interest-earning assets(5)			3.52%				3.25%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)

Tax equivalent adjustments to interest on investment securities were $276,000 and $206,000 for the six months ended June 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30
	2010 vs 2009 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(494)	$(367)	$(861)
Mortgage-backed securities	(608)	(175)	(783)
Investment securities (1)	344	20	364
Other interest-earning assets	—	2	2
Total interest-earning assets	(758)	(520)	(1,278)
Interest expense:
Deposits	1,130	(2,248)	(1,118)
Borrowings from the FHLB and other borrowings	(1,853)	1,001	(852)

Total interest-bearing liabilities	(723)	(1,247)	(1,970)
Net change in net interest income	$(35)	$727	$692

(1)

Tax equivalent adjustments to interest on investment securities were $276,000 and $206,000 for the six months ended June 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1,278,000 or 6.8% to $17.5 million for the six months ended June 30, 2010 compared with the first six months of 2009. Interest income from loans receivable decreased by $861,000, the result of a $17.8 million decrease in the average balance of loans outstanding, plus a decrease in the yield on loans of 13 basis points. The decrease in the yield was caused by an increase in non-performing loans which reduced interest income from loans by $349,000 between the periods. Interest income from mortgage-backed securities was lower during 2010 mainly because repayments of $30.4 million exceeded purchases of $20.0 million during the intervening period. Interest income from investment securities was higher as a result of purchases of $16.5 million of investments during the intervening period.

Total Interest Expense. Total interest expense decreased by $1,970,000 to $5.5 million during the six-month period ended June 30, 2010 as compared with the same period in 2009. Although the average balance of deposits increased by $46.5 million between the two periods, the interest rates paid on the Bank’s deposits were 58 basis points lower in 2010 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. In addition, the Bank lowered the interest rates paid on certain non-CD products.  Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $852,000 between the six-months of 2010 and 2009. During the intervening period, the Bank reduced its average outstanding borrowings by $62.7 million, mainly by reducing low cost short-term advances. Thus, the remaining fixed rate, term advances outstanding during the six months of 2010 have a higher rate than those that were combined with the short-term borrowings available through the Federal Reserve Bank and Federal Home Loan Bank accessed in 2009.

Non-interest income. Total non-interest income was $1.2 million for the first six months of 2010 compared with $2.4 million for the same period in 2009. Gain on sale of foreclosed real estate totaled $303,000 in 2009 as compared to a loss from foreclosed real estate was $137,000 in 2010. Gain on the sale of investment securities was $306,000 during the first six months of 2009 while there was only a gain of $7,000 from security sales in 2010.  During 2010, the gain on sale of loans held for sale decreased by $289,000 as residential loan sales activity was lower in the first six months of 2010.  Income from mortgage servicing decreased $76,000 in 2010 mainly due to a $138,000 non-cash charge for impairment of mortgage servicing rights. Additionally, overdraft fees were $54,000 lower during 2010, due to increased consumer awareness and recent legislation which is drawing attention to such fees.

Non-interest expense. Total non-interest expense decreased by $17,000 to $9.2 million for the six months ended June 30, 2010 compared to the same period in 2009. FDIC insurance premiums decreased by $79,000 as 2009 included a special assessment of $330,000; whereas the FDIC insurance premium in 2010 reflects an increased deposit base and an increased assessment rate. Other operating expense decreased $57,000 due to a renegotiated ATM contract that reduced the expense by $58,000 in 2010. Also, robbery and deposit- related losses of $50,000 were included in other operating expense in 2009 and there were no such losses in 2010. Partially, offsetting the decrease in other operating expense were increased costs of $33,000 associated with maintenance of real estate acquired through foreclosure. Occupancy and equipment costs increased $64,000 mainly due to higher costs associated with the Company’s banking software and increased snow removal costs in 2010. Professional fees increased between the two periods as legal costs associated with non-performing loans and foreclosures during 2010 increased $131,000.  In contrast, the Company’s professional fees related to audit and tax services decreased $81,000 in 2010. Employee compensation and benefits increased between the periods; the result of rising insurance premiums of employer- provided medical benefits of $62,000. Costs associated with the Company’s defined benefit plan were $49,000 lower in 2010.

Income tax expense. The Company’s effective tax rate was 23.1% for the six months ended June 30, 2010 compared to 25.7% for the same period in 2009. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance. Income tax expense includes federal as well as state income tax which increased $102,000 as a state tax loss carry-forward credit expired.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’ short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the six-month period ended June 30, 2010 in the ability of the Bank’s and its subsidiaries to fund their operations.

At June 30, 2010, the Bank’s had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $20.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $48.3 million. At June 30, 2010, the Bank had $6.0 million in outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2010 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from the Employee Stock Ownership Plan, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.9 million at June 30, 2010 in order to funds its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the six-month period ended June 30, 2010.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2010.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.7 million at June 30, 2010.

RECENT LEGISLATION

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2010	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 13, 2010	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)