Form 10-Q
period 2010-09-30
TF FINANCIAL CORP
filed 2010-11-12
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 08, 2010

Class	Outstanding
$.10 par value common stock	2,686,485 shares

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Cash and cash equivalents	$6,916	$12,801
Investment securities available for sale—at fair value	50,528	40,853
Mortgage-backed securities available for sale—at fair value	71,500	78,198
Mortgage-backed securities held to maturity (fair value of $3,605 and $4,033, respectively)	3,268	3,733
Loans receivable, net	519,374	529,652
Loans receivable held for sale	1,078	1,082
Federal Home Loan Bank stock—at cost	9,896	9,896
Accrued interest receivable	2,659	2,777
Premises and equipment, net	6,788	5,523
Goodwill	4,324	4,324
Bank-owned life insurance	17,699	17,190
Other assets	8,553	8,061
TOTAL ASSETS	$702,583	$714,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$552,562	$552,716
Borrowings from the Federal Home Loan Bank	68,671	80,241
Advances from borrowers for taxes and insurance	1,485	2,231
Accrued interest payable	1,797	2,818
Other liabilities	3,395	4,210
Total liabilities	627,910	642,216

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2010 and December 31, 2009, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued and, 2,685,448 and 2,672,603 shares outstanding at September 30, 2010 and December 31, 2009, respectively, net of shares in treasury of 2,604,552 and 2,617,397, respectively	529	529
Additional paid-in capital	54,078	54,009
Unearned ESOP shares	(1,245)	(1,334)
Treasury stock-at cost	(54,064)	(54,331)
Retained earnings	73,543	72,376
Accumulated other comprehensive income	1,832	625
Total stockholders’ equity	74,673	71,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$702,583	$714,090

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest income
Loans, including fees	$7,020	$7,638	$21,472	$22,951
Mortgage-backed securities	886	1,170	2,782	3,849
Investment securities	444	311	1,291	864
Interest-bearing deposits and other	—	1	2	1

TOTAL INTEREST INCOME	8,350	9,120	25,547	27,665

Interest expense
Deposits	1,757	2,393	5,593	7,347
Borrowings	731	988	2,372	3,481

TOTAL INTEREST EXPENSE	2,488	3,381	7,965	10,828

NET INTEREST INCOME	5,862	5,739	17,582	16,837

Provision for loan losses	1,180	650	2,741	1,905

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,682	5,089	14,841	14,932

Non-interest income
Service fees, charges and other operating income	404	464	1,296	1,498
Bank-owned life insurance	170	171	509	501
Gain on sale of investments	—	—	7	306
Gain on sale of loans	353	127	465	528
Gain (loss) on sale of foreclosed real estate	—	34	(137)	337

TOTAL NON-INTEREST INCOME	927	796	2,140	3,170

Non-interest expense
Compensation and benefits	2,269	2,601	7,636	7,917
Occupancy and equipment	774	756	2,256	2,174
Professional fees	196	195	680	651
Marketing and advertising	152	118	392	382
FDIC insurance premiums	233	182	686	714
Other operating	603	568	1,760	1,782

TOTAL NON-INTEREST EXPENSE	4,227	4,420	13,410	13,620

INCOME BEFORE INCOME TAXES	1,382	1,465	3,571	4,482

Income taxes	373	353	878	1,128

NET INCOME	$1,009	$1,112	$2,693	$3,354

Earnings per share—basic	$0.39	$0.44	$1.06	$1.33
Earnings per share—diluted	$0.39	$0.44	$1.06	$1.33
Dividends paid per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,693	$3,354
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of:
Mortgage loan servicing rights	290	136
Deferred loan origination fees	114	76
Premiums and discounts on investment securities, net	59	61
Premiums and discounts on mortgage-backed securities, net	63	(172)
Premiums and discounts on loans, net	128	134
Provision for loan losses	2,741	1,905
Depreciation of premises and equipment	645	670
Increase in value of bank-owned life insurance	(509)	(501)
Stock grant expense	12	12
Stock option expense	39	42
Stock-based benefit programs: ESOP	180	161
Proceeds from sale of loans originated for sale	27,326	35,088
Origination of loans held for sale	(27,087)	(34,797)
(Gain) loss on sale of:
Investments	(7)	(306)
Loans held for sale	(465)	(528)
Foreclosed real estate	137	(337)
Decrease in:
Accrued interest receivable	118	169
Other assets	411	467
(Decrease) increase in:
Accrued interest payable	(1,021)	198
Other liabilities	(1,426)	208
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,441	6,040

INVESTING ACTIVITIES
Loan originations	(59,604)	(67,343)
Loan principal payments	65,106	75,442
Principal repayments on mortgage-backed securities held to maturity	462	843
Principal repayments on mortgage-backed securities available for sale	20,649	25,311
Purchase of investment securities available for sale	(8,681)	(7,856)
Purchase of mortgage-backed securities available for sale	(13,995)	(10,608)
Proceeds from sale of investment securities available for sale	60	5,514
Proceeds from redemption/maturities of investment securities available for sale	590	755
Proceeds from the sale of foreclosed real estate	799	2,497
Purchase of premises and equipment	(1,910)	(392)
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,476	24,163

	For the nine months ended September 30,
	2010	2009
	(in thousands)
FINANCING ACTIVITIES
Net (decrease) increase in customer deposits	(154)	42,099
Net decrease in short-term borrowings from the Federal Home Loan Bank and other borrowings	—	(32,416)
Proceeds of long-term Federal Home Loan Bank borrowings	12,884	—
Repayment of long-term Federal Home Loan Bank borrowings	(24,454)	(35,988)
Net decrease in advances from borrowers for taxes and insurance	(746)	(727)
Treasury stock acquired	—	(101)
Exercise of stock options	177	115
Tax benefit arising from stock compensation	17	6
Common stock dividends paid	(1,526)	(1,509)
NET CASH USED IN FINANCING ACTIVITIES	(13,802)	(28,521)

NET(DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(5,885)	1,682

Cash and cash equivalents at beginning of period	12,801	2,719

Cash and cash equivalents at end of period	$6,916	$4,401

Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$8,986	$10,630
Income taxes	$1,462	$825
Non-cash transactions:
Capitalization of mortgage servicing rights	$231	$426
Transfers from loans to foreclosed real estate	$1,793	$3,163
Securities available for sale purchased not settled	$175	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2010 (unaudited) and December 31, 2009 and for the nine month periods ended September 30, 2010 and 2009 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated balance sheet but does not included all of the information and notes required by U. S. GAAP for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $1.8 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively. The components of other comprehensive income are as follows for the three months ended:

	September 30, 2010
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,126	$(381)	$745
Pension plan benefit adjustment related to actuarial losses	42	(14)	28

Other comprehensive income, net	$1,168	$(395)	$773

	September 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,749	$(590)	$1,159
Pension plan benefit adjustment related to actuarial losses	46	(15)	31

Other comprehensive income, net	$1,795	$(605)	$1,190

Total comprehensive income was $3.9 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. The components of other comprehensive income are as follows for the nine months ended:

	September 30, 2010
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,720	$(586)	$1,134
Reclassification adjustment for gains realized in net income	(7)	2	(5)
Pension plan benefit adjustment related to prior service costs and actuarial losses	117	(39)	78

Other comprehensive income, net	$1,830	$(623)	$1,207

	September 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$2,878	$(979)	$1,899
Reclassification adjustment for gains realized in net income	(306)	104	(202)
Pension plan benefit adjustment related to actuarial losses	137	(50)	87

Other comprehensive income, net	$2,709	$(925)	$1,784

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended September 30, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,009	2,559,466	$0.39
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,009	2,559,466	$0.39

	Nine months ended September 30, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$2,693	2,551,353	$1.06
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,693	2,551,353	$1.06

There were 193,880 options to purchase shares of common stock at a price range of $25.33 to $34.14 per share which were outstanding during the three and nine months ended September 30, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

There were 256,883 options to purchase shares of common stock at a price range of $20.30 to $34.14 per share which were outstanding during the three and nine months ended September 30, 2009 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at September 30, 2010 and December 31, 2009, are summarized as follows:

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
U.S. Government and federal agencies	$6,000	$98	$—	$6,098
Corporate debt securities	3,340	241	—	3,581
State and political subdivisions	38,212	2,623	(84)	40,751
Equity securities	97	1	—	98
	$47,649	$2,963	$(84)	$50,528

Residential mortgage-backed securities issued by quasi-governmental agencies	$54,766	$2,135	$—	$56,901
Residential mortgage-backed securities privately issued	14,496	147	(44)	14,599
Residential mortgage-backed securities available for sale	$69,262	$2,282	$(44)	$71,500

Residential mortgage-backed securities held to maturity	$3,268	$337	$—	$3,605

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities available for sale
U.S. Government and federal agencies	$3,000	$—	$(55)	$2,945
Corporate debt securities	3,340	177	—	3,517
State and political subdivisions	33,180	1,170	(109)	34,241
Equity securities	150	—	—	150
	$39,670	$1,347	$(164)	$40,853

Residential mortgage-backed securities issued by quasi-governmental agencies	$68,707	$2,483	$(39)	$71,151
Residential mortgage-backed securities privately issued	7,270	—	(223)	7,047
Residential mortgage-backed securities available for sale	$75,977	$2,483	$(262)	$78,198

Residential mortgage-backed securities held to maturity	$3,733	$300	$—	$4,033

Gross realized gains were $7,000 for the nine months ended September 30, 2010. These gains resulted from the sale of investment equity securities of $53,000. Gross realized gains were $306,000 for the nine months ended September 30, 2009. These gains resulted from the sale of investment securities of $5.1 million.

The Company also holds stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $9.9 million as of September 30, 2010 and December 31, 2009. The Company is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels and amount of eligible assets.  At September 30, 2010 the Company was required to hold $4.6 million in FHLB stock.  FHLB stock can only be repurchased by the FHLB or sold to another member, and all sales must be at par. The Company holds FHLB stock as a long term investment based on the ultimate recoverability of the par value. During the fourth quarter of 2008, the FHLB suspended the repurchase of stock and dividend payments which prompted the Company to give consideration to evaluating the potential impairment of the investment. The Company evaluates potential impairment of its investment in FHLB stock quarterly and considers the following:1) the magnitude and direction of the change in the net assets of the FHLB as compared to the capital stock amount and the duration of this condition, 2) the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its members, and 4) the liquidity position of the FHLB. After evaluating these factors the Company has concluded that the par value of its investment in FHLB stock is recoverable and no impairment has been recorded at September 30, 2010 or December 31, 2009.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
State and political subdivisions	2	$1,096	$(84)	$—	$—	$1,096	$(84)
Residential mortgage-backed securities privately issued	2	5,136	(44)	—	—	5,136	(44)

Total temporarily impaired securities	4	$6,232	$(128)	$—	$—	$6,232	$(128)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
U.S. Government and federal agencies	1	$2,945	$(55)	$—	$—	$2,945	$(55)
State and political subdivisions	6	4,086	(109)	—	—	4,086	(109)
Residential mortgage-backed securities issued by quasi-governmental agencies	2	4,352	(39)	—	—	4,352	(39)
Residential mortgage-backed securities privately issued	4	5,536	(160)	1,511	(63)	7,047	(223)
Total temporarily impaired securities	13	$16,919	$(363)	$1,511	$(63)	$18,430	$(426)

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

With respect to investments in equity securities, if it is determined that the impairment for an individual security is OTTI such impairment would be recognized as a reduction to non-interest income in the consolidated statement of income. With respect to debt securities, if it has been determined that the impairment for an individual security is OTTI, but the Company does not intend to sell the security and concludes that it is more likely than not that it will not be required to sell the security before recovering the carrying value, which may be maturity, the OTTI would be separated into the “credit” and “other” components. The “other” component of the OTTI would be included in other comprehensive loss, net of the tax effect, and the “credit” component of the OTTI would be included as a reduction to non-interest income in the consolidated statement of income. Otherwise, the OTTI impairment of debt securities would be recognized as a reduction to non-interest income in the consolidated statements of income. Accordingly, the Company has performed this evaluation and has determined that the unrealized losses at September 30, 2010 and December 31, 2009, respectively are not considered other-than-temporary and are therefore reflected in other comprehensive income.

At September 30, 2010, temporarily impaired securities were all debt securities classified as available for sale. There were no temporarily impaired equity securities. The Company did not intend to sell any of the temporarily impaired securities and has concluded that it will not be required to sell any of the temporarily impaired securities. Upon an evaluation of each individual debt security, the Company determined that the temporary impairment was predominately caused by widening interest rate spreads over the relevant interest rate benchmark in relation to the Company’s amortized cost, and not caused by deterioration in credit quality.  Thus, the Company considered the impairment of each security to be temporary and not OTTI.

NOTE 7—LOANS RECEIVABLE

Loans receivable are summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Held for investment:
First mortgage loans
Secured by one-to-four family residences	$270,603	$271,651
Secured by non-residential properties and/or non—owner occupied residential properties	137,919	134,584
Construction loans	23,308	29,671
Total first mortgage loans	431,830	435,906
Other loans
Commercial-business, real estate secured	33,007	33,514
Commercial-business, non-real estate secured	5,541	7,462
Home equity and second mortgage	53,407	54,811
Other consumer	2,532	2,565
Total other loans	94,487	98,352
Total loans	526,317	534,258
Net deferred loan origination costs and unamortized premiums	663	609
Less allowance for loan losses	(7,606)	(5,215)
Total loans receivable	$519,374	$529,652
Held for sale:
First mortgage loans
Secured by one-to-four family residences	$1,078	$1,082

Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the nine months ended September 30,
	2010	2009

Balance at January 1,	$5,215	$3,855
Provision charged to income	2,741	1,905
Charge-offs:
Secured by one-to-four family residences	(10)	(97)
Secured by non-residential properties and/or non—owner occupied residential properties	(174)	(278)
Construction loans	—	(1,092)
Commercial-business, non-real estate secured	(146)	—
Home equity and second mortgage	—	(6)
Other consumer	(28)	(27)
Recoveries:
Commercial-business, non-real estate secured	—	22
Other consumer	8	10
Balance at September 30,	$7,606	$4,292

NOTE 8- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair valued on a recurring basis as of September 30, 2010. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below (dollars in thousands):

At September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010

Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$6,098	$—	$6,098
Corporate debt securities	—	3,581	—	3,581
State and political subdivisions	—	40,751	—	40,751
Equity securities	98	—	—	98
Total investment securities available for sale	$98	$50,430	$—	$50,528

Residential mortgage-backed securities issued by quasi-governmental agencies	$—	$56,901	$—	$56,901
Residential real estate mortgage - backed securities privately issued	—	14,599	—	14,599
Total mortgage-backed securities available for sale	$—	$71,500	$—	$71,500

At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009

Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$2,945	$—	$2,945
Corporate debt securities	—	3,517	—	3,517
State and political subdivisions	—	34,241	—	34,241
Equity securities	150	—	—	150
Total investment securities available for sale	$150	$40,703	$—	$40,853

Residential mortgage-backed securities issued by quasi-governmental agencies	$—	$71,151	$—	$71,151
Residential real estate mortgage - backed securities privately issued	—	7,047	—	7,047
Total mortgage-backed securities available for sale	$—	$78,198	$—	$78,198

Forward loan sales	$—	$—	$21	$21

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

The fair value of forward loan sales is determined at the time the underlying loan is identified as held for sale with changes in fair value correlated to the change in secondary market loan pricing. The value is adjusted to reflect the Company’s historical loan “fallout” experience which incorporates such factors as changes in market rates, origination channels and loan purpose.

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Forward loan sales

Beginning balance, January 1, 2010	$21
Total gains (losses) — realized/unrealized:
Included in earnings	(21)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance, September 30, 2010	$—

Assets and liabilities measured at fair value on a nonrecurring basis segregated by fair value hierarchy level are summarized below (dollars in thousands):

At September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010

Assets
Impaired loans	$—	$—	$19,608	$19,608
Real estate acquired through foreclosure	$—	$—	$2,153	$2,153
Mortgage servicing rights	$—	$637	$—	$637

At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009

Assets
Impaired loans	$—	$—	$7,744	$7,744
Real estate acquired through foreclosure	$—	$—	$1,279	$1,279
Mortgage servicing rights	$—	$696	$—	$696

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of the recorded investment in the loan or fair value. Impaired loans secured by real estate totaled $19.6 million and $7.7 million at September 30, 2010 and December 31, 2009, respectively. Real estate acquired through foreclosure is initially valued at the lower of the recorded investment in the loan or fair value at foreclosure and subsequently adjusted for further decreases in market value, if necessary.  Fair value is determined by using the value of the collateral securing the loans and is therefore classified as a Level 3 hierarchy.  The value of the real estate securing impaired loans and real estate acquired through foreclosure is based on appraisals prepared by qualified independent licensed appraisers contracted by the Company to perform the assessment.

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. At September 30, 2010, the amortized cost basis of the Company’s mortgage servicing rights was $925,000 and the fair value of $637,000 was included in other assets in the consolidated balance sheets.

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

	September 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$6,916	$6,916	$12,801	$12,801
Investment securities	50,528	50,528	40,853	40,853
Mortgage-backed securities	75,105	74,768	82,231	81,931

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable, net also includes loans receivable held for sale.

	September 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$550,932	$520,452	$539,670	$530,734

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	September 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$215,747	$212,087	$228,676	$225,093
Borrowings with stated maturities	$71,266	$68,671	$82,947	$80,241

The fair value of deposits and borrowings with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). Fair value deposits and borrowings with floating interest rates are generally presumed to approximate the recorded carrying amounts.

	September 30, 2010		December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$340,475	$340,475	$327,623	$327,623

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

NOTE 10- STOCK BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At September 30, 2010, there was $97,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 17.2 months. Option activity under the Company’s stock option plan as of September 30, 2010 was as follows:

	2010
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2010	271,646	$26.23
Options granted	—	—
Options exercised	(12,845)	13.76
Options forfeited	(6,865)	27.83
Options expired	(3,383)	28.25
Outstanding at September 30, 2010	248,553	$26.80	1.83	$16
Options exercisable at September 30, 2010	210,859	$27.76	1.30	$16

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $76,000 and $17,500, respectively. Exercise of stock options during the nine months ended September 30, 2010 and 2009 resulted in cash receipts of $177,000 and $115,000, respectively.

Stock-based compensation expense included in net income related to stock options was $13,000 and $14,000 for the three months ended September 30, 2010 and 2009, respectively, resulting in a tax benefit of $5,000 for each of the periods. Stock-based compensation expense included in net income related to stock options was $39,000 and $42,000 for the nine months ended September 30, 2010 and 2009, respectively, resulting in a tax benefit of $13,000 and $14,000 for each of the periods.

Stock-based compensation expense included in net income related to stock grants was $4,000 for both three month periods ended September 30, 2010 and 2009, respectively. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $51,000 and $41,000 for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense included in net income related to stock grants was $12,000 for both of the nine month periods ended September 30, 2010 and 2009. Stock-based compensation expense included in net income related to the Company’s employee stock ownership plan totaled $145,000 and $124,000 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 11- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30,
	2010	2009

Components of net periodic benefit cost
Service cost	$138	$118
Interest cost	74	62
Expected return on plan assets	(141)	(93)
Amortization of prior service cost	1	—
Recognized net actuarial loss	41	46

Net periodic benefit cost	$113	$133

	Nine months ended September 30,
	2010	2009

Components of net periodic benefit cost
Service cost	$415	$354
Interest cost	222	186
Expected return on plan assets	(414)	(278)
Amortization of prior service cost	2	—
Recognized net actuarial loss	115	137

Net periodic benefit cost	$340	$399

There was no employer contribution for the nine months ended September 30, 2010 and 2009.

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

Financial Position

The Company’s total assets at September 30, 2010 and December 31, 2009 were $702.6 million and $714.1 million, respectively, representing a decrease of $11.5 million, or 1.6% during the nine-month period. Loans receivable, net decreased by $10.3 million during the first nine months of 2010. Principal repayments of loans receivable totaled $65.1 million which were offset by originations of consumer and single-family residential mortgage loans totaling $51.8 million and of commercial loans totaling $14.5 million. During this period, the Company increased the allowance for loan losses by $2.7 million and transferred $1.8 million from loans to real estate acquired through foreclosure. Loans receivable held for sale remained steady as proceeds of $27.3 million from the sale of loans in the secondary market were offset by loans originated for sale of $27.1 million. Mortgage-backed securities available for sale decreased by $6.7 million due to principal repayments received of $20.6 million offset by purchases of $14.0 million. Mortgage-backed securities held to maturity decreased by $0.5 million mainly as a result of principal repayments. Investment securities available for sale increased $9.7 million due to purchases of municipal and federal agency bonds of $8.7 million as well as a $1.7 million increase in the fair value of the securities, offset by maturities and sales of $0.6 million. As a result of the Company’s cash-related activities, cash and cash equivalents decreased by $5.9 million during 2010.

Total liabilities decreased by $14.3 million during the first nine months of 2010. Advances from the Federal Home Loan Bank decreased by $11.6 million, the net result of scheduled amortization and maturities of $24.5 million offset by a $12.9 million increase in long-term borrowings. Total deposit balances remained level during the period; money market, non-interest checking and savings accounts increased $12.9 million whereas retail certificates of deposit decreased of $13.0 million.

Total consolidated stockholders’ equity of the Company was $74.7 million or 10.6% of total assets at September 30, 2010. During the first nine months of 2010, the Company issued 12,845 shares of common stock as a result of stock option exercises. At September 30, 2010, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing loans include impaired loans and loan balances past due over 90 days for which the accrual of interest has been discontinued.  The following table sets forth information regarding the Company’s asset quality:

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands)

Non-performing loans with a related allowance
Secured by non-residential properties and/or non—owner occupied residential properties	$940	$—	$—
Construction loans	3,887	2,389	—
Commercial-business, real estate secured	2,605	—	—
Commercial-business, non-real estate secured	44	—	—
Non-performing loans without a related allowance
Secured by one-to-four family residences(1)	1,470	1,120	651
Secured by non-residential properties and/or non—owner occupied residential properties (2)	3,299	2,506	823
Construction loans	354	2,167	1,497
Commercial-business, real estate secured	7,862	—	—
Home equity and second mortgage	1,084	99	127
Other consumer	—	4	—
Total non-performing loans	$21,545	$8,285	$3,098
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—	$—
Ratio of non-performing loans to gross loans	4.08%	1.55%	0.58%
Ratio of non-performing loans to total assets	3.07%	1.16%	0.44%
Real estate owned	$2,153	$1,279	$999
Ratio of total non-performing assets to total assets	3.37%	1.34%	0.58%
Ratio of allowance for loan losses to total loans	1.44%	0.97%	0..80%
Ratio of allowance for loan losses to non-performing loans	35.30%	62.95%	138.54%

Loans delinquent 30-89 days(3)	$2,701	$934	$87

(1) Included in this category of non-performing loans at September 30, 2010 and December 31, 2009 are three troubled debt restructurings with combined balances of $840,000 and $844,000, respectively. There were no troubled debt restructurings at September 30, 2009.
(2) Included in this category of non-performing loans at September 30, 2010 and December 31, 2009 is one troubled debt restructuring with a loan balance of $560,000. There were no troubled debt restructurings at September 30, 2009.
(3) Loans delinquent 30-89 days are performing assets and continue to accrue interest.

Non-performing loans with a related allowance

Loans secured by non-residential properties and/or non—owner occupied residential properties includes a loan secured by a parcel of land. The borrower is attempting to sell the property and intends to apply the proceeds of the sale towards the outstanding loan balance.  The Bank has allocated $120,000 of the allowance for loan losses to this loan, equal to the difference between the loan balance and the fair value less estimated selling costs.

Construction loans include a loan with a balance of $2.4 million, secured by a largely completed and partially occupied commercial office building, and the personal guarantee of the borrowers.  The Bank has allocated to this loan $782,000  of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

Also included in construction loans is a loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence.  The Bank has allocated to this loan $592,000 of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Commercial –business loans secured by real estate include a loan secured by a parcel of vacant land approved for townhome development. The Bank has allocated $398,000 of the allowance for loan losses to the loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

Non-performing loans without a related allowance

Loans secured by non-residential properties and/or non—owner occupied residential properties include four loans with a combined balance of $2.4 million to a single borrower secured by 35 residential rental properties located in the greater Philadelphia area. The Bank is in the process of foreclosure or obtaining a deed in lieu of foreclosure on the properties. An in-house review of the fair values of all the properties less costs to sell indicates a value in excess of the loan balances

Commercial-business, real estate secured loans include two loans with a combined balance of $5.9 million to a single borrower, secured by undeveloped commercial real estate and the personal guarantees of several individuals.  At September 30, 2010, the Bank was in the midst of foreclosure proceedings. On November 2, 2010, the Bank completed foreclosure proceedings and has acquired the property.  An appraisal less than one year old indicated a value in excess of the loan balance. However, the Bank is in the process of obtaining a new appraisal of the property and listing the property with a broker for sale.

Commercial-business, real estate secured loans also include two loans, with a combined balance of $2.0 million secured by a parcel of land.  The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance.  A recent appraisal of the property indicates an appraised value less selling cost is in excess of the loan balances.

With respect to each of the remaining non-performing loans, the Bank is taking appropriate steps to resolve the individual situations.

Foreclosed property at September 30, 2010 included five parcels of real estate with a combined carrying value of $2.2 million whereas foreclosed property at September 30, 2009 consisted of two parcels of real estate with a combined carrying value of $1.0 million. During the third quarter of 2010, the Bank completed foreclosure proceedings on a commercial loan which resulted in a charge to the allowance of $0.2 million. The properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

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

The following table sets forth the allocation of the loan loss allowance by loan segment for the periods indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands)
Impaired loans:
Secured by non-residential properties and /or non—owner occupied residential property	$120	$—	$—
Construction loans	1,374	540	—
Commercial-business, real estate secured	398	—	—
Commercial-business, non-real estate secured	44	—	—
Total	1,936	540	—
Unimpaired loans:
Secured by one-to-four family residences	1,149	962	1,443
Secured by non-residential properties and or non—owner occupied residential property	1,819	1,275	1,048
Construction loans	1,173	1,126	584
Commercial-business, real estate secured	484	757	297
Commercial-business, non-real estate secured	33	168	48
Home equity and second mortgage	545	303	307
Other consumer	13	14	17
Total	5,216	4,605	3,744

Unallocated	454	70	548

Allowance for loan loss	$7,606	$5,215	$4,292

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income. The Company recorded net income of $1.0 million, or $0.39 per diluted share, for the three months ended September 30, 2010 as compared to net income of $1.1 million, or $0.44 per diluted share, for the three months ended September 30, 2009.

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

	Three Months Ended September 30,
	2010				2009
	Average balance	Interest		Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$522,181	$7,020		5.33%	$535,358	$7,638	5.66%
Mortgage-backed securities	79,070	886		4.45%	100,482	1,170	4.62%
Investment securities(2)	59,077	586		3.94%	41,849	430	4.08%
Other interest-earning assets(3)	10,122	—	*	—%	2,027	1	0.20%
Total interest-earning assets	670,450	8,492		5.03%	679,716	9,239	5.39%
Non interest-earning assets	42,716				37,463
Total assets	$713,166				$717,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$556,314	1,757		1.25%	$530,064	2,393	1.79%
Borrowings from the FHLB and other borrowings	75,130	731		3.86%	107,746	988	3.64%
Total interest-bearing liabilities	631,444	2,488		1.56%	637,810	3,381	2.10%
Non interest-bearing liabilities	7,744				9,065
Total liabilities	639,188				646,875
Stockholders’ equity	73,978				70,304
Total liabilities and stockholders’ equity	$713,166				$717,179
Net interest income—tax equivalent basis		6,004				5,858
Interest rate spread(4)-tax equivalent basis				3.47%			3.29%
Net yield on interest-earning assets(5) —tax equivalent basis				3.55%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities				106.18%			106.57%
Less: tax—equivalent interest adjustment		(142)				(119)
Net interest income		$5,862				$5,739
Interest rate spread(4)				3.38%			3.22%
Net yield on interest-earning assets(5)				3.47%			3.35%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $142,000 and $119,000 for the quarter ended September 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September 30
	2010 vs 2009 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(185)	$(433)	$(618)
Mortgage-backed securities	(241)	(43)	(284)
Investment securities (1)	253	(97)	156
Other interest-earning assets	6	(7)	(1)
Total interest-earning assets	(167)	(580)	(747)
Interest expense:
Deposits	717	(1,353)	(636)
Borrowings from the FHLB and other borrowings	(612)	355	(257)

Total interest-bearing liabilities	105	(998)	(893)
Net change in net interest income	$(272)	$418	$146

(1)
Tax equivalent adjustments to interest on investment securities were $142,000 and $119,000 for the quarters ended September 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $747,000 or 8.1% to $8.5 million for the quarter ended September 30, 2010 compared with the third quarter of 2009. Interest income from loans receivable decreased by $618,000, the result of a $13.2 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 33 basis points. The decrease in the yield was caused by an increase in non-performing loans between the periods which reduced interest income from loans by $294,000. Interest income from mortgage-backed securities was lower in the third quarter of 2010 in comparison to the same period of 2009 mainly because principal repayments of $28.2 million exceeded purchases of $14.0 million during the intervening period. Interest income from investment securities was higher as a result of purchases of $15.6 million of investments during the intervening period, however the yield associated with newly acquired investment securities was lower causing a 14 basis point decline in the yield between the two quarters.

Total Interest Expense. Total interest expense decreased by $893,000 to $2.5 million during the three-month period ended September 30, 2010 as compared with the third quarter of 2009. Although the average balance of deposits increased by $26.3 million between the two quarters, the interest rates paid on the Bank’s deposits were 54 basis points lower in 2010 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. In addition, the Bank lowered the interest rates paid on certain non-CD products. Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $257,000 between the third quarter of 2010 and 2009. During the intervening period, the Bank reduced its average outstanding borrowings by $32.6 million, mainly by reducing low cost short-term advances. Thus, the remaining fixed rate, term advances outstanding during the third quarter of 2010 have a higher rate than those that were combined with the short-term borrowings available through the Federal Reserve Bank and Federal Home Loan Bank accessed in the third quarter of 2009.

Non-interest income. Total non-interest income was $927,000 for the third quarter of 2010 compared with $796,000 for the same period in 2009. During 2010, the gain on sale of loans held for sale increased by $226,000 as a result of increased residential loan sales activity in the third quarter of 2010.  Income from mortgage servicing decreased $38,000 in the third quarter of 2010 mainly due to a $57,000 non-cash charge for impairment of mortgage servicing rights. Additionally, overdraft fees were $50,000 lower during the third quarter of 2010, reflecting consumer awareness and recent legislation which has drawn attention to such fees.

Non-interest expense. Total non-interest expense decreased by $193,000 to $4.2 million for the three months ended September 30, 2010 compared to the same period in 2009. Employee compensation and benefits decreased $332,000 as various bonus and incentive compensation programs for 2010 were suspended in the third quarter of 2010 resulting in a reversal of $235,000 of compensation previously expensed through June 30, 2010. The absence of such expense when combined with the aforementioned reversal produced a total reduction of compensation expense of $319,000. FDIC insurance premiums increased by $51,000 between the two quarters due to an increased deposit base and an increased assessment rate. Other operating expense increased $35,000 mainly because of increased appraisal costs associated with nonperforming loans and costs to maintain and liquidate real estate acquired through foreclosure. Although total professional fees remained stable between the two periods, legal costs associated with non-performing loans and foreclosures increased $55,000 while consultant fees and audit and tax expenses were lower by $54,000.

Income tax expense. The Company’s effective tax rate was 27.0% for the quarter ended September 30, 2010 compared to 24.1% for the quarter ended September 30, 2009. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance. Income tax expense includes federal as well as state income tax which increased $78,000 as a state tax loss carry-forward credit expired.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income. The Company recorded net income of $2.7 million, or $1.06 per diluted share, for the nine months ended September 30, 2010 as compared to net income of $3.4 million, or $1.33 per diluted share, for the nine months ended September 30, 2009.

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

	Nine Months Ended September 30,
	2010			2009
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$524,734	$21,472	5.49%	$540,972	$22,951	5.69%
Mortgage-backed securities	80,538	2,782	4.63%	104,752	3,849	4.93%
Investment securities(2)	56,956	1,709	4.02%	39,798	1,189	4.01%
Other interest-earning assets(3)	10,112	2	0.03%	1,519	1	0.09%
Total interest-earning assets	672,340	25,965	5.18%	687,041	27,990	5.46%
Non interest-earning assets	42,050			37,092
Total assets	$714,390			$724,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$554,259	5,593	1.35%	$514,614	7,347	1.91%
Borrowings from the FHLB and other borrowings	78,684	2,372	4.04%	131,248	3,481	3.56%
Total interest-bearing liabilities	632,943	7,965	1.69%	645,862	10,828	2.25%
Non interest-bearing liabilities	8,240			9,033
Total liabilities	641,183			654,895
Stockholders’ equity	73,207			69,238
Total liabilities and stockholders’ equity	$714,390			$724,133
Net interest income—tax equivalent basis		18,000			17,162
Interest rate spread(4)-tax equivalent basis			3.49%			3.21%
Net yield on interest-earning assets(5)—tax equivalent basis			3.59%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.22%			106.38%
Less: tax—equivalent interest adjustment		(418)			(325)
Net interest income		$17,582			$16,837
Interest rate spread(4)			3.41%			3.15%
Net yield on interest-earning assets(5)			3.51%			3.29%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $418,000 and $325,000 for the nine months ended September 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30
	2010 vs 2009 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(678)	$(801)	$(1,479)
Mortgage-backed securities	(847)	(220)	(1,067)
Investment securities (1)	515	5	520
Other interest-earning assets	3	(2)	1
Total interest-earning assets	(1,007)	(1,018)	(2,025)
Interest expense:
Deposits	837	(2,591)	(1,754)
Borrowings from the FHLB and other borrowings	(1,778)	669	(1,109)

Total interest-bearing liabilities	(941)	(1,922)	(2,863)
Net change in net interest income	$(66)	$904	$838

(1)
Tax equivalent adjustments to interest on investment securities were $418,000 and $325,000 for the nine months ended September 30, 2010 and 2009, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $2.0 million or 7.2% to $26.0 million for the nine months ended September 30, 2010 compared with the first nine months of 2009. Interest income from loans receivable decreased by $1.5 million, the result of a $16.2 million decrease in the average balance of loans outstanding, plus a decrease in the yield on loans of 20 basis points. The decrease in the yield was caused by an increase in non-performing loans which reduced interest income from loans by $643,000 between the periods. Interest income from mortgage-backed securities was lower during 2010 mainly because repayments of $28.2 million exceeded purchases of $14.0 million during the intervening period. In addition, the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities which caused a 30 basis point decline between the two periods. Interest income from investment securities was higher as a result of purchases of $15.6 million of investments during the intervening period.

Total Interest Expense. Total interest expense decreased by $2.9 million to $8.0 million during the nine-month period ended September 30, 2010 as compared with the same period in 2009. Although the average balance of deposits increased by $39.6 million between the two periods, the interest rates paid on the Bank’s deposits were 56 basis points lower in 2010 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. In addition, the Bank lowered the interest rates paid on certain non-CD products.  Interest expense associated with borrowings from the Federal Home Loan Bank and the Federal Reserve Bank decreased $1.1 million between the first nine-months of 2010 and 2009. During the intervening period, the Bank reduced its average outstanding borrowings by $52.6 million, mainly by reducing low cost short-term advances. Thus, the remaining fixed rate, term advances outstanding during the nine months of 2010 have a higher rate than those that were combined with the short-term borrowings available through the Federal Reserve Bank and Federal Home Loan Bank accessed in 2009.

Non-interest income. Total non-interest income was $2.1 million for the first nine months of 2010 compared with $3.2 million for the same period in 2009. Gain on sale of foreclosed real estate totaled $337,000 in 2009 as compared to a loss from foreclosed real estate of $137,000 in 2010. Gain on the sale of investment securities was $306,000 during the first nine months of 2009 while there was only a gain of $7,000 from a security sale in 2010.  During 2010, the gain on sale of loans held for sale was $63,000 lower as residential loan sales activity was down in the first half of the year with greater activity in the third quarter of 2010.  Income from mortgage servicing decreased $114,000 in 2010 mainly due to a $195,000 non-cash charge for impairment of mortgage servicing rights. Additionally, overdraft fees were $113,000 lower during 2010, due to increased consumer awareness and recent legislation which has drawn attention to such fees.

Non-interest expense. Total non-interest expense decreased by $210,000 to $13.4 million for the nine months ended September 30, 2010 compared to the same period in 2009. Employee compensation and benefits decreased $281,000 as various bonus and incentive compensation programs for 2010 were suspended in the third quarter of 2010 resulting in a reversal of $235,000 of compensation previously expensed through June 30, 2010. The absence of such expense when combined with the aforementioned reversal produced a total reduction of compensation expense of $295,000. Employee benefits increased between the periods; the result of rising insurance premiums of employer- provided medical benefits of $100,000. Costs associated with the Company’s defined benefit plan were $63,000 lower in 2010. FDIC insurance premiums decreased by $28,000 as 2009 included a special assessment of $330,000; whereas the FDIC insurance premium in 2010 reflects an increased deposit base and an increased assessment rate. Other operating expense decreased $22,000 due to a change in a deposit services related contract that reduced the expense by $88,000 in 2010. Also, robbery and deposit- related losses of $50,000 were included in other operating expense in 2009 and there were no such losses in 2010. Partially, offsetting the decrease in other operating expense were increased costs of $52,000 associated with maintenance of real estate acquired through foreclosure. Occupancy and equipment costs increased $82,000 mainly the result of costs associated with a relocated and renovated branch office.  Professional fees increased between the two periods as legal costs associated with non-performing loans and foreclosures during 2010 increased $184,000.  The Company’s professional fees related to consultants and audit and tax services decreased $160,000 in 2010.

Income tax expense. The Company’s effective tax rate was 24.6% for the nine months ended September 30, 2010 compared to 25.2% for the same period in 2009. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance. Income tax expense includes federal as well as state income tax which increased $180,000 as a state tax loss carry-forward credit expired.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’ short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the nine-month period ended September 30, 2010 in the ability of the Bank’s and its subsidiaries to fund their operations.

At September 30, 2010, the Bank’s had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $14.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $43.8 million. At September 30, 2010, the Bank had $7.0 million in outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2010 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s Employee Stock Ownership Plan, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.9 million at September 30, 2010 in order to funds its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the nine-month period ended September 30, 2010.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2010.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $7.6 million at September 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Date:	November 12, 2010	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 12, 2010	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)