Form 10-K
period 2010-12-31
TF FINANCIAL CORP
filed 2011-03-28
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2010, was $40.0 million (1,835,803 shares at $21.80 per share).

As of March 08, 2011 there were outstanding 2,822,449 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2010. (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

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

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL).  THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT AND OTHER LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.	Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired Third Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was incorporated under Delaware law in March 1994.  The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  The Company does not transact any material business other than through its direct and indirect subsidiaries: Third Federal Bank, TF Investments Corporation, Teragon Financial Corporation, Penns Trail Development Corporation and Third Delaware Corporation. At December 31, 2010, the Company had total assets of $691.8 million, total liabilities of $618.3 million and stockholders’ equity of $73.4 million.

BUSINESS OF THE BANK

The Bank is a federally-chartered stock savings bank, which was originally chartered in 1921 as a Pennsylvania-chartered building and loan association.  The Bank’s deposits are insured up to the maximum amount allowable by the FDIC.

The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves.  As of December 31, 2010 the Bank operated fourteen branch offices in Bucks and Philadelphia Counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2010, one-to-four family residential mortgage loans totaled $269.2 million or 53% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $69.7 million or 10% of total assets invested in mortgage-backed securities and $57.8 million or 8% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.

The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and managing mortgage-backed securities and investment securities for the Bank, and Teragon Financial Corporation which holds a 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P. During 2007, Teragon Financial Corporation was granted approval by the Commonwealth of Pennsylvania to conduct business as an insurance agency.

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

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2010 the Company’s share of deposits in each of the counties in which it operates was as follows:

County, State	Market Share for Entire County	Market Share for ZIP Codes Including Company Branches
Philadelphia, Pennsylvania	0.49%	11.55%
Bucks, Pennsylvania	1.64%	5.36%
Mercer, New Jersey	0.85%	8.03%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to-four family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2010, the Bank’s mortgage loans outstanding were $425.3 million, of which $269.2 million were secured by first mortgages on one-to-four family residential property.  Of the one-to-four family residential mortgage loans outstanding at that date, 19% were ARM’s and 81% were fixed-rate loans.  At that same date, commercial real estate and multi-family residential loans totaled $137.3 million, and construction loans totaled $18.8 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $51.8 million or 10% of total loans outstanding at December 31, 2010, of which $49.4 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $32.2 million or 6% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
One-to-four family	$269,077	52.84%	$271,651	50.85%	$281,870	51.48%	$272,840	52.55%	$266,789	54.91%
Non-residential or non-owner occupied residential real estate	137,307	26.97%	134,584	25.19%	132,640	24.23%	109,740	21.14%	93,607	19.26%
Construction	18,799	3.69%	29,671	5.55%	30,633	5.60%	35,507	6.84%	34,944	7.19%
Total mortgage loans	425,183	83.50%	435,906	81.59%	445,143	81.31%	418,087	80.53%	395,340	81.36%
Consumer loans:
Home equity and second mortgage	49,430	9.71%	54,811	10.26%	56,233	10.27%	52,013	10.02%	46,864	9.65%
Other consumer	2,407	0.47%	2,565	0.48%	2,287	0.42%	2,244	0.43%	3,206	0.66%
Total consumer and other loans	51,837	10.18%	57,376	10.74%	58,520	10.69%	54,257	10.45%	50,070	10.31%
Commercial loans:
Commercial -business real estate secured	26,603	5.22%	33,514	6.27%	35,591	6.50%	41,473	7.99%	34,472	7.09%
Commercial -business non-real estate secured	5,575	1.10%	7,462	1.40%	8,227	1.50%	5,377	1.03%	6,022	1.24%
Total commercial-business loans	32,178	6.32%	40,976	7.67%	43,818	8.00%	46,850	9.02%	40,494	8.33%
Total loans	509,198	100.00%	534,258	100.00%	547,481	100.00%	519,194	100.00%	485,904	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	658		609		704		675		531
Allowance for loan losses	(8,328)		(5,215)		(3,855)		(2,842)		(2,865)
Total loans, held for investment, net	$501,528		$529,652		$544,330		$517,027		$483,570
Loans held for sale:
Mortgage loans:
One-to-four family	$130	100.00%	$1,082	100.00%	$1,659	100.00%	$1,040	100.00%	$969	100.00%
Total loans held for sale	$130	100.00%	$1,082	100.00%	$1,659	100.00%	$1,040	100.00%	$969	100.00%

Mortgage-backed securities held-to-maturity:
Federal Home Loan Mortgage Corporation (“FHLMC”)	$566	17.86%	$754	20.22%	$1,100	23.04%	$1,657	26.90%	$2,297	29.84%
Federal National Mortgage Association (“FNMA”)	1,489	46.99%	1,698	45.47%	2,141	44.85%	2,634	42.76%	3,084	40.07%
Government National Mortgage Association (“GNMA”)	1,114	35.15%	1,281	34.31%	1,533	32.11%	1,869	30.34%	2,316	30.09%
Total mortgage-backed and related securities held-to-maturity	$3,169	100.00%	$3,733	100.00%	$4,774	100.00%	$6,160	100.00%	$7,697	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$2,355	3.54%	$3,440	4.40%	$4,504	4.20%	$5,434	5.54%	$7,888	10.61%
FNMA	9,734	14.64%	9,146	11.70%	12,320	11.49%	11,183	11.39%	10,330	13.90%
GNMA	1,637	2,46%	1,886	2.41%	—	—	—	—	—	—
REMICs	52,765	79.36%	63,726	81.49%	90,393	84.31%	81,561	83.07%	56,120	75.49%
Total mortgage-backed and related securities available-for-sale	$66,491	100.00%	$78,198	100.00%	$107,217	100.00%	$98,178	100.00%	$74,338	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2010 are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/11 - 12/31/11	Due 1/1/12 - 12/31/15	Due After 12/31/15
	(In thousands)
Loans held for sale:
One-to-four family	$—	$—	$130
Total loans held for sale	$—	$—	$130

Loans receivable:
One-to-four family	$38	$6,463	$262,576
Non-residential or non-owner occupied residential real estate	6,420	12,987	117,900
Construction	18,799	—	—
Consumer and other	165	3,830	47,842
Commercial loans	18,389	7,954	5,835
Total loans receivable	$43,811	$31,234	$434,153

The following table sets forth the dollar amount of all loans due after December 31, 2011, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined Rates	Floating or Adjustable Rate
	(In thousands)
Loans held for sale:
One-to-four family	$130	$—
Total loans held for sale	$130	$—

Loans receivable:
One-to-four family	$217,925	$51,114
Non-residential or non-owner occupied residential real estate	13,928	116,959
Construction	—	—
Consumer and other	27,491	24,181
Commercial loans and leases	9,358	4,431
Total loans receivable	$268,702	$196,685

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

The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, which are payable monthly.  Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions.  The origination fees for fixed-rate loans range from 0% to 3% depending on the underlying loan coupon. Generally, the Bank’s standard underwriting guidelines for fixed-rate mortgage loans conform to FNMA guidelines.

The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FNMA while retaining the servicing rights on these loans. As of December 31, 2010, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $98.7 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

Non-residential or Non-owner Occupied Residential Real Estate.  The Bank originates permanent loans secured by commercial real estate including non-owner occupied residential, multi-family dwelling units, professional office buildings and hotels/motels. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan.  Currently, it is the Bank’s practice to originate commercial real estate and multi-family loans primarily on properties in its general market area.  The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates for terms of up to 25 years and typically either have a scheduled interest rate reset or are callable by the Bank, after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the the feasibility and cash flow potential of the project and the borrower’s creditworthiness. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be impacted by a greater extent to adverse conditions in the real estate market or the economy than residential real estate loans.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2010, the five largest commercial real estate and multi-family loans totaled $26.6 million with no single loan larger than $7.2 million.

Construction and Land Acquisition Lending.  At December 31, 2010, the Bank’s construction and land acquisition loans were $18.8 million or 4% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Land acquisition lending is susceptible to the risks of obtaining necessary approvals and permits, and the feasibility of the project once such approvals are obtained. At December 31, 2010, the five largest construction land acquisition loans totaled $13.4 million with no single loan larger than $3.8 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $51.8 million or 10% of the Bank’s total loan portfolio at December 31, 2010.  The Bank originates consumer loans through its retail banking channel and mortgage loan department.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is evaluated.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans can have a higher risk of default than residential mortgage loans.  However, at December 31, 2010, $1.1 million or 2.1% of the Bank’s consumer loans were delinquent more than 90 days, compared to $0.7 million or 0.3% of residential one-to-four family loans.

The Bank offers second mortgage loans on one-to-four family residences.  At December 31, 2010, second mortgage and home equity loans totaled $49.4 million, or 10% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term.  Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to-four family residential loans.

Business Lending.  The Bank makes commercial business loans predominantly on a secured or guaranteed basis.  The terms of these loans generally do not exceed five years. These loans can have floating interest rates which adjust with changes in market interest rates, usually the prime rate, or have a fixed rate related to their term to maturity.  The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion interim financing for the purchase of income-producing property and inventory financing, and typically have some real estate collateral.

The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2010, the Bank had approximately $32.2 million outstanding in commercial business loans, which represented approximately 6% of its total loan portfolio. At December 31, 2010, the five largest commercial business loans totaled $16.8 million with no single loan larger than $5.0 million.

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

One-to-four family residential mortgage loans are generally underwritten according to FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is obtained, income and certain other information is verified and, if necessary, additional financial information may be required.  The Bank does not engage in sub-prime, stated income or “no-doc” style portfolio lending. An appraisal of the real estate intended to secure the proposed loan is required and is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  An independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction and funds are advanced only for work in place.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans in excess of $500,000.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

Loans to One Borrower.  Current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher.  Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement and civil money penalties.  The Bank’s maximum loan-to-one borrower limit was approximately $10.7 million as of December 31, 2010 and the Bank’s five largest aggregate lending relationships pursuant to the loans to one borrower regulations had balances ranging from $6.0 to $9.0 million.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities. The majority of such securities are classified as available for sale. In addition, they serve as collateral for borrowings and, through repayments, are a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2010, consisted of pass-through certificates issued by the FHLMC ($2.9 million), GNMA, ($2.8 million), FNMA ($11.2 million), and REMICs formed from pass-through certificates issued by these same agencies ($39.2 million), and issued by private issuers ($13.6 million).

At December 31, 2010, the amortized cost of mortgage-backed securities totaled $67.5 million, or 10% of total assets, and the fair value of such securities totaled approximately $70.0 million.

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

	At December 31,
	2010	2009	2008
	(In thousands)
Held to maturity:
GNMA-fixed rate	$1,114	$1,281	$1,533
FHLMC ARMs	14	16	19
FHLMC-fixed rate	552	738	1,081
FNMA-fixed rate	1,489	1,698	2,141
Total mortgage-backed securities held to maturity	$3,169	$3,733	$4,774
Available-for-sale:
GNMA-fixed rate	$1,637	$1,886	$—
FHLMC-fixed rate	2,355	3,440	4,504
FNMA-fixed rate	9,734	9,146	12,320
REMICs-fixed rate	52,765	63,726	90,393
Total mortgage-backed securities available-for-sale	$66,491	$78,198	$107,217

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2010.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

Contractually Due	Held to Maturity	WAC	Available -for-Sale	WAC
	(Dollars in thousands)
Less than 1 year	$3	7.99%	$—	—%
1 to 3 years	17	7.98%	2,746	4.84%
3 to 5 years	—	—%	14,166	5.14%
5 to 10 years	472	4.95%	14,234	4.65%
10 to 20 years	1,899	6.79%	17,877	4.55%
Over 20 years	778	5.30%	17,468	4.58%
Total mortgage-backed securities	$3,169	6.16%	$66,491	4.72%

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

On mortgage loans or loan participations purchased by the Bank and serviced by others, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2010 the Bank used third-party servicers to service $7.9 million in mortgage loans. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on its behalf.

Delinquent Loans.  Generally, the Bank establishes a reserve for uncollected interest on loans past due more than 90 days; these loans are included in the table of nonaccrual loans below.  Loans also are placed on a nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income and the further accrual of interest ceases unless the underlying facts that prompted a nonaccrual determination are deemed to have improved significantly.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated.  The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family	$3,618	$1,117	$780	$165	$141
Non-residential or non-owner occupied residential real estate	4,993	2,506	606	39	61
Construction	4,307	4,554	3,017	3,280	—
Consumer and other	1,415	107	126	34	68
Commercial-business loans	4,645	—	750	1,840	1,840
Total non-accrual loans	18,978	8,284	5,279	5,358	2,110

Real estate owned, net	7,482	1,279	—	—	—
Total non-performing assets	$26,460	$9,563	$5,279	$5,358	$2,110
Total non-accrual loans to loans	3.72%	1.55%	0.96%	1.03%	0.43%
Total non-accrual loans to total assets	2.74%	1.16%	0.72%	0.76%	0.32%
Total non-performing assets to total assets	3.82%	1.34%	0.72%	0.76%	0.32%

Loans secured by residential properties include two loans with a combined balance of $2.9 million to a single borrower secured by two residential properties. The Bank is in the process of foreclosure or obtaining a deed in lieu of foreclosure on the properties.

Loans secured by non-residential properties or non—owner occupied residential properties includes a $1.0 million loan secured by a parcel of land. The borrower is attempting to sell the property and intends to apply the proceeds of the sale towards the outstanding loan balance.  The Bank has allocated $210,000 of the allowance for loan losses to this loan, equal to the difference between the loan balance and the fair value less estimated selling costs.

Loans secured by non-residential properties or non—owner occupied residential properties include four loans with a combined balance of $2.4 million to a single borrower secured by 35 residential rental properties located in the greater Philadelphia area. The Bank is in the process of foreclosure or obtaining a deed in lieu of foreclosure on the properties. An in-house review of the fair values of all the properties less costs to sell indicates a value in excess of the loan balances

Construction loans include a loan with a balance of $2.4 million, secured by a largely completed commercial office building, and the personal guarantee of the borrowers.  The Bank has allocated $782,000 of the allowance for loan losses to this loan , equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

Also included in construction loans is a loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence.  The Bank has allocated to this loan $845,000 of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Commercial –business loans secured by real estate include a loan with a balance of $2.6 million secured by a parcel of vacant land approved for townhome development. The Bank has allocated $373,000 of the allowance for loan losses to the loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

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

At December 31, 2010, the Bank had no foreign loans and no loan concentrations exceeding 10% of total. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2010.

At December 31, 2010
(In thousands)

Special mention assets	$27,859
Substandard	39,127
Doubtful assets	—
Loss	—
Total classified assets	$66,986

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

In establishing allowances, a specific allowance is established for loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. In addition, an allowance is assigned based upon qualitative and quantitative risk factors which are inherent in class of the loan portfolio.

Although the allowance has been determined based on loan class, the total allowance is available to absorb any and all losses from any classof the loan portfolio. At December 31, 2010, management believes that the allowance for loan losses is at an acceptable level.

The following table sets forth information with respect to the allocation of the Bank’s allowance for loan losses by loan type at the dates and for the periods indicated:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,215	$3,855	$2,842	$2,865	$2,641
Provision for loan losses	4,241	2,930	1,500	—	150
Charge-offs:
One-to-four family	(49)	(149)	(12)	(27)	—
Non-residential or non-owner occupied residential real estate	(174)	(278)	—	—	—
Construction	(59)	(1,092)	(347)	—	—
Consumer and other loans	(53)	(88)	(55)	(69)	(55)
Commercial-business loans	(803)	(9)	(160)	(1)	(1)
Recoveries:
Construction	—	5	—	—	—
Consumer and other loans	9	13	19	13	65
Commercial loans and leases	1	28	68	61	65
Balance at end of year	$8,328	$5,215	$3,855	$2,842	$2,865

Ratio of net charge-offs (net recoveries) during the period to average loans outstanding during the period	0.22%	0.29%	0.09%	0.00%	(0.01)%
Ratio of allowance for loan losses to non-performing loans at the end of the period	43.88%	63.0%	73.0%	53.0%	135.8%
Ratio of allowance for loan losses to loans receivable at the end of the period	1.63%	0.98%	0.71%	0.55%	0.59%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$1,839	52.8%	$962	50.9%	$1,461	51.5%	$504	52.6%	$332	54.9%
Non-residential and/ or non-owner occupied residential real estate	2,124	27.0%	1,275	25.2%	845	24.2%	667	21.1%	665	19.3%
Construction	2,479	3.7%	1,736	5.5%	953	5.6%	1,018	6.8%	621	7.2%
Consumer and other loans	623	10.2%	317	10.7%	259	10.7%	246	10.5%	248	10.3%
Commercial -business loans	1,051	6.3%	925	7.7%	337	8.0%	407	9.0%	999	8.3%
Unallocated	212	—%	—	—%	—	—%	—	—%	—	—%
Total allowance	$8,328	100.0%	$5,215	100.0%	$3,855	100.0%	$2,842	100.0%	$2,865	100.0%

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

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Interest-earning deposits	$4,219	$4,219	$9,971	$9,971	$56	$56

Securities available-for-sale:
U.S. government and agency obligations	$6,000	$6,059	$3,000	$2,945	$2,944	$3,173
State and political subdivisions	47,348	48,208	33,180	34,241	24,532	24,996
Corporate debt securities	3,340	3,563	3,340	3,517	3,340	3,285
Equities	—	—	150	150	150	165
Total	$56,688	$57,830	$39,670	$40,853	$30,966	$31,619

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of equities and interest-earning deposits, at December 31, 2010.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in thousands)
U.S. government and agency obligations	$—	—	$6,000	2.09%	$—	—	$—	—	$6,000	2.09%	$6,059
State and political subdivisions	860	3.40%	4,119	3.56%	23,258	3.71%	19,111	4.44%	47,348	3.99%	48,208
Corporate debt securities	—	—	3,340	5.50%	—	—	—	—	3,340	5.50%	3,563
Total	$860	—%	$13,459	3.70%	$23,258	3.71%	$19,111	4.44%	$56,688	3.87%	$57,830

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $39.6 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2010.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has historically maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2010, core deposits amounted to 63% of total deposits.

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

	At December 31,
	2010			2009			2008
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts:
Interest-bearing checking accounts	$56,157	10.21%	0.31%	$52,988	9.59%	0.42%	$46,907	9.58%	0.45%
Money market accounts	149,744	27.22%	0.80%	141,286	25.56%	1.07%	88,609	18.09%	2.15%
Non-interest-bearing checking accounts	40,389	7.34%	—	37,288	6.75%	—	36,871	7.53%	—
Total transaction accounts	246,290	44.77%		231,562	41.90%		172,387	35.20%

Passbook accounts	99,686	18.12%	0.46%	96,061	17.38%	0.45%	111,591	22.77%	1.12%

Certificates of deposit	204,159	37.11%	2.08%	225,093	40.72%	2.75%	205,872	42.03%	3.58%
Total deposits	$550,135	100.00%	1.10%	$552,716	100.00%	1.51%	$489,850	100.00%	2.19%

At December 31, 2010, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$11,122
Over three through six months	5,568
Over six through 12 months	19,872
Over 12 months	15,692
Total	$52,254

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB and a portion of the Bank’s first mortgage loans. The Bank may also access the Federal Reserve Bank (“FRB”) discount window. The following tables set forth the maximum month-end balance, period ending balance, and weighted average balance of outstanding FHLB and FRB advances at the dates and for the periods indicated, together with the applicable weighted average interest rates.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

FHLB advances	$61,987	$80,241	$158,148
FRB advances	—	—	10,000
Total advances	$61,987	$80,241	$168,148

Weighted average interest rate	3.73%	4.21%	3.52%

	Years Ended December 31,
	2010	2009	2007
	(Dollars in thousands)
Maximum balance of FHLB/FRB advances	$82,299	$177,249	$170,988
Weighted average balance of FHLB/FRB advances	$74,758	$120,631	$159,268
Weighted average interest rate of FHLB/FRB advances	3.93%	3.67%	3.90%

Subsidiary Activity

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 2010, the Bank was authorized to invest up to approximately $16.8 million in the stock of, or loans to, service corporations (based upon the 2% limitation). In addition, the Bank can designate a subsidiary as an operating subsidiary, in which there is no percentage of assets investment limitation, if it engages only in activities in which it would be permissible for the Bank to engage. At December 31, 2010, the Bank had two wholly-owned operating subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in securities. At December 31, 2010, the Bank had $148.3 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2010 the Bank had an investment of $100,000 in Teragon. During 2007, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2010, Teragon received $28,000 of insurance commissions.

Personnel

As of December 31, 2010, the Company had 162 full-time and 28 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

REGULATION

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Financial Reform Legislation.  On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years, including our current and future regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process.

The Dodd-Frank Act includes provisions that, among other effects:

·
The OTS will be merged into the Office of the Comptroller of the Currency (“OCC”) and the authority of the other two bank regulatory agencies restructured. The federal thrift charter will be preserved with the Federal Reserve given authority over savings and loan holding companies.

·
Creates a new agency, the Bureau of Consumer Financial Protection (“CFPB”), to centralize responsibility for consumer financial protection. responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as us, will continue to be supervised by their primary federal regulators (in our case, the OTS until it is abolished, and then the OCC).  The CFPB will also have data collecting powers for fair lending purposes for small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

·
Imposes new consumer protection requirements in mortgage loan transactions, including requiring creditors to make reasonable, good faith determinations that consumers have a reasonable ability to repay mortgage loans, prohibiting originators of residential mortgage loans from being paid compensation (such as a “yield spread premium”) that varies based on the terms of the loan other than the principal amount of the loan, requiring new disclosure requirements for residential mortgage loans, requiring additional disclosures in periodic loan account statements, amending the Truth-in-Lending Act’s “high-cost” mortgage provisions, and adopting certain other revisions.

·
Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”), and increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits.

·
Increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with non-interest-bearing transaction accounts having unlimited deposit insurance through December 31, 2012.

·	Adopts changes to corporate governance requirements, including requiring shareholder votes on executive compensation and proxy access by shareholders that apply to all public companies.

·	Effective in July 2011, repeals various banking law provisions prohibiting the payment of interest on demand deposits.
·
Authorizes the Federal Reserve to adopt rules to regulate the reasonableness of debit card interchange fees charged by financial institutions with $10 billion or more in assets with respect to electronic debit transactions. The amount of such fees must be “reasonable and proportional” to the cost incurred by the issuer. Issuers that, together with their affiliates, have assets of less than $10 billion would not be covered by the rules.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs.  The specific impact of the Dodd-Frank Act on our current activities or new financial activities will be considered in the future, and our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured by the DIF of the FDIC.  Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the unlimited coverage for non-interest-bearing deposit accounts had been provided on a temporary basis pursuant to the FDIC’s Transaction Account Guarantee Program established in October, 2008. Institutions had been able to opt out of the provisions of the Transaction Account Guarantee Program but those that chose to participate were assessed an additional fee. The unlimited coverage is now applicable to all institutions and there is no longer a separate assessment.  The Transaction Account Guarantee Program expired on December 31, 2010.  The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. We paid this special assessment in September, 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 payment.

The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35 percent of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

The large number of bank failures during the last several years have significantly increased the DIF’s losses such that its reserve ratio is less than the mandated minimum.  As a result, the FDIC established a restoration plan in October 2008 and has amended the plan several times since then. Most recently, the FDIC amended the restoration plan on October 19, 2010 in response to the Dodd-Frank Act to provide for reaching the 1.35% reserve ratio by September 30, 2020. The amended restoration plan also provided that the FDIC will forego the uniform 3 basis point increase in initial deposit insurance assessment rates that were previously scheduled to take effect on January 1, 2011 and to otherwise maintain the current schedule of assessment rates for all insured depository institutions. Also under the amended plan, the FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35 percent by September 30, 2020 and regarding the Dodd-Frank Act requirement that the FDIC offset the effect on insured depository institutions with total consolidated assets of less than $10 billion of the statutory requirement that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 (which was required under the prior restoration plan). At least semiannually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase assessment rates, following notice-and-comment rulemaking if required. The FDIC may also lower assessment rates following notice-and comment rulemaking if required. Institutions may continue to use assessment credits (for regular quarterly assessments and for any special assessments) without additional restriction (other than those imposed by law) during the term of the restoration plan.

On February 7, 2011, the FDIC issued a final rule to implement changes to the its assessment base used to determine risk-based premiums for insured depository institutions as required under the Dodd-Frank Act and also changed the risk-based pricing system necessitated by changes to the assessment base. These changes will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for DIF assessments due September 30, 2011.

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of its deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

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

At December 31, 2010, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2010, the Bank was in compliance with its QTL requirement with 69.50% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.60% of its advances outstanding from the FHLB plus 0.35% of its member asset value (“MAV”). The FHLB determines the Bank’s MAV by assigning a borrowing factor to the Bank’s investment in loans and securities. At December 31, 2010, the Bank was in compliance with this requirement with a MAV of $402.5 million and $9.4 million in FHLB stock.

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2010, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $55.2 million (increasing to $58.8 million in 2011) of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window.”

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2010, the Bank operated from its administrative offices and fourteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $718,000.

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
12051 Knights Road
Philadelphia, PA 19154

Girard Office	Leased
136 West Girard Avenue
Philadelphia, PA 19123

Northern Liberties Office	Leased
905 North 2nd Street
Philadelphia, PA 19123

PROCESSING OPERATIONS	Owned
Operations Center
62-66 Walker Lane
Newtown, PA 18940

Item 3.	Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business that in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Corporate “Corporate Profile and Related Information —Stock Market Information,” “—Dividend Policy” and “—Stock Price and Dividend History” in the Registrant’s 2010 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	—	—	—	101,597

November 1, 2010 - November 30, 2010	—	—	—	101,597

December 1, 2010 - December 31, 2010	—	—	—	101,597

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2010 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2010 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2010 Annual Report to Stockholders are incorporated herein by reference.

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

(b)	Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is included in the Registrant’s 2010 Annual Report to Stockholders and is incorporated herein by reference. Neither this Annual Report on Form 10-K nor the Annual Report to

Stockholders includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

The information contained under the sections captioned “Proposal I - Election of Directors — General Information and the Nominee” and “— Biographical Information”, “—Meetings and Committees of the Board of Directors,” “—Director Nomination Process,”“Additional Information About Directors and Executive Officers —Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to the section captioned “Proposal III-Approval of the Directors Stock Compensation Plan—Equity Compensation Plan Information” in the Registrant’s Proxy Statement.

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

(1)  The following financial statements and the reports of the independent auditors of the Company included in the Company’s 2010 Annual Report to Stockholders are incorporated herein by reference.

Management’s Report on Internal Control
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income For the Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)      Exhibits

(a)           The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (1)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (1)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (2)
10.3	Severance Agreement with Kent C. Lufkin (3)
10.4	Severance Agreement with Floyd P. Haggar (3)
10.5	Severance Agreement with Dennis R. Stewart (4)
10.6	TF Financial Corporation 1997 Stock Option Plan (5)
10.7	Severance Agreement with Robert N. Dusek (6)
10.8	TF Financial Corporation 1996 Directors Stock Option Plan (7)
10.9	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.10	Employment Agreement with John R. Stranford (8)
10.11	TF Financial Corporation Incentive Compensation Plan (9)
10.12	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
10.13	Severance Agreement with Elizabeth Kaspern (11)
10.14	TF Financial Corporation Stock Repurchase Plan (12)
10.15	TF Financial Corporation Amended and Restated Bylaws (13)
13.0	2010 Annual Report to Stockholders
21.0	Subsidiary Information
23.1	Consent of Independent Registered Public Accounting Firm-Grant Thornton
23.2	Consent of Independent Registered Public Accounting Firm-S.R. Snodgrass
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[Missing Graphic Reference]
(1)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

(10)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2008.

(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 28, 2011	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of Dated: March 28, 2011.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ Robert N. Dusek	By:	/s/ Carl F. Gregory
	Robert N. Dusek		Carl F. Gregory
	Chairman of the Board		Director

By:	/s/ Joseph F. Slabinski	By:	/s/ John R. Stranford
	Joseph F. Slabinski		John R. Stranford
	Director		Director

By:	/s/ Kenneth A. Swanstrom	By:	/s/ Albert M. Tantala, Sr.
	Kenneth A.Swanstrom		Albert M. Tantala, Sr.
	Director		Director

By:	/s/ James B. Wood
James B. Wood
Director