Form 10-Q
period 2011-03-31
TF FINANCIAL CORP
filed 2011-05-13
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  0-24168

TF FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	74-2705050
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

3 Penns Trail, Newtown, Pennsylvania	18940
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 12, 2011

Class	Outstanding
$.10 par value common stock	2,822,449 shares

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Cash and cash equivalents	$10,668	$7,437
Investment securities	119,909	127,490
Loans receivable, net	498,664	501,528
Loans receivable held for sale	215	130
Federal Home Loan Bank stock—at cost	8,931	9,401
Accrued interest receivable	2,584	2,738
Premises and equipment, net	6,669	6,797
Goodwill	4,324	4,324
Bank-owned life insurance	18,026	17,868
Other assets	14,231	14,044
TOTAL ASSETS	$684,221	$691,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$547,753	$550,135
Borrowings from the Federal Home Loan Bank	55,387	61,987
Advances from borrowers for taxes and insurance	1,824	2,166
Accrued interest payable	2,214	1,784
Other liabilities	2,773	2,269
Total liabilities	609,951	618,341

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2011 and December 31, 2010, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued and, 2,822,449 shares outstanding at March 31, 2011 and December 31, 2010, respectively, net of shares in treasury of 2,467,551, respectively	529	529
Additional paid-in capital	54,012	53,964
Unearned ESOP shares	(1,186)	(1,217)
Treasury stock-at cost	(51,220)	(51,220)
Retained earnings	71,237	70,749
Accumulated other comprehensive income	898	611
Total stockholders’ equity	74,270	73,416
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,221	$691,757

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
	2011	2010

Interest income
Loans, including fees	$6,584	$7,302
Investment securities
Fully taxable	896	1,075
Exempt from federal taxes	355	297
Interest-bearing deposits and other	—	1

TOTAL INTEREST INCOME	7,835	8,675

Interest expense
Deposits	1,460	1,995
Borrowings	559	848

TOTAL INTEREST EXPENSE	2,019	2,843

NET INTEREST INCOME	5,816	5,832

Provision for loan losses	900	961

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,916	4,871

Non-interest income
Service fees, charges and other operating income	465	529
Bank-owned life insurance	157	172
Gain on sale of loans	117	60
Gain (loss) on sale of foreclosed real estate	11	(145)

TOTAL NON-INTEREST INCOME	750	616

Non-interest expense
Compensation and benefits	2,746	2,700
Occupancy and equipment	818	759
Professional fees	478	228
Marketing and advertising	67	120
FDIC insurance premiums	233	194
Other operating	634	591

TOTAL NON-INTEREST EXPENSE	4,976	4,592

INCOME BEFORE INCOME TAXES	690	895

Income taxes	72	178

NET INCOME	$618	$717

Earnings per share—basic	$0.23	$0.27
Earnings per share—diluted	$0.23	$0.27
Dividends paid per share	$0.05	$0.19

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$618	$717
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of:
Mortgage loan servicing rights	50	(3)
Deferred loan origination fees	67	51
Premiums and discounts on investment securities, net	101	17
Premiums and discounts on loans, net	2	43
Provision for loan losses	900	961
Depreciation of premises and equipment	219	212
Increase in value of bank-owned life insurance	(157)	(172)
Share-based compensation	79	73
Proceeds from sale of loans originated for sale	5,767	6,327
Origination of loans held for sale	(5,785)	(6,114)
(Gain) loss on sale of:
Loans held for sale	(117)	(60)
Foreclosed real estate	(11)	145
Decrease (increase) in:
Accrued interest receivable	154	76
Other assets	324	(225)
Increase (decrease) in:
Accrued interest payable	430	71
Other liabilities	408	(773)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,049	1,346

INVESTING ACTIVITIES
Loan originations	(22,525)	(16,357)
Loan principal payments	23,578	20,855
Principal repayments on investment securities	7,882	6,613
Purchase of investment securities	—	(9,942)
Redemption of FHLB stock	470	—
Proceeds from the sale of foreclosed real estate	322	—
Purchase of premises and equipment	(91)	(482)
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,636	687

	For the three months ended March 31,
	2011	2010
	(in thousands)
FINANCING ACTIVITIES
Net (decrease) increase in customer deposits	(2,382)	709
Proceeds of long-term Federal Home Loan Bank borrowings	—	8,000
Repayment of long-term Federal Home Loan Bank borrowings	(6,600)	(6,503)
Net decrease in advances from borrowers for taxes and insurance	(342)	(268)
Exercise of stock options	—	72
Common stock dividends paid	(130)	(505)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,454)	1,505

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,231	3,538

Cash and cash equivalents at beginning of period	7,437	12,801

Cash and cash equivalents at end of period	$10,668	$16,339

Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$1,589	$2,772
Income taxes	$300	$30
Non-cash transactions:
Transfers from loans to foreclosed real estate	$843	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2011 (unaudited) and December 31, 2010 and for the three month period ended March 31, 2011 and 2010 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated balance sheet but does not included all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $905,000 and $908,000 for the three months ended March 31, 2011 and 2010, respectively. The components of other comprehensive income are as follows for the three months ended:

	March 31, 2011
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$404	$(137)	$267
Pension plan benefit adjustment related to actuarial losses	29	(9)	20

Other comprehensive income, net	$433	$(146)	$287

	March 31, 2010
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$257	$(88)	$169
Pension plan benefit adjustment related to actuarial losses	33	(11)	22

Other comprehensive income, net	$290	$(99)	$191

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended March 31, 2011
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$618	2,703,380	$0.23
Effect of dilutive securities
Stock options and grants	—	209	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$618	2,703,589	$0.23

 There were 71,010 options to purchase shares of common stock at a price range of $24.12 to $32.51 per share which were outstanding during the three months ended March 31, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended March 31, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$717	2,669,276	$0.27
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$717	2,669,276	$0.27

There were 269,675 options to purchase shares of common stock at a price range of $19.33 to $32.51 per share which were outstanding during the three months ended March 31, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$6,000	$37	$—	$6,037
Corporate debt securities	3,340	204	—	3,544
State and political subdivisions	47,320	1,598	(66)	48,852
Residential mortgage-backed securities issued by quasi-governmental agencies	44,142	1,593	(19)	45,716
Residential mortgage-backed securities privately issued	12,451	324	(1)	12,774
Total investment securities available for sale	113,253	3,756	(86)	116,923
Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,986	339	—	3,325
Total investment securities	$116,239	$4,095	$(86)	$120,248

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$6,000	$59	$—	$6,059
Corporate debt securities	3,340	223	—	3,563
State and political subdivisions	47,348	1,120	(260)	48,208
Residential mortgage-backed securities issued by quasi-governmental agencies	50,942	1,950	(6)	52,886
Residential mortgage-backed securities, privately issued	13,425	224	(44)	13,605
Total investment securities available for sale	121,055	3,576	(310)	124,321
Held to maturity
Residential mortgage-backed securities held to maturity issued by quasi-governmental agencies	3,169	341	—	3,510
Total investment securities	$124,224	$3,917	$(310)	$127,831

         The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
State and political subdivisions	7	$4,352	$(66)	$—	$—	$4,352	$(66)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	2,954	(19)	—	—	2,954	(19)
Residential mortgage-backed securities privately issued	1	177	(1)	—	—	177	(1)

Total temporarily impaired securities	9	$7,483	$(86)	$—	$—	$(7,483)	$(86)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
State and political subdivisions	17	$14,210	$(260)	$—	$—	$14,210	$(260)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	3,027	(6)	—	—	3,027	(6)
Residential mortgage-backed securities privately issued	3	7,048	(44)	—	—	7,048	(44)
Total temporarily impaired securities	21	$24,285	$(310)	$—	$—	$24,285	$(310)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at March 31, 2011 and December 31, 2010, respectively, are not considered other-than-temporary but are the results of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 7—LOANS RECEIVABLE

Loans receivable are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Held for investment:
First mortgage loans
Secured by one-to four-family residences	$267,265	$269,077
Secured by non-residential properties or non—owner occupied residential properties	140,905	137,307
Construction loans	18,462	18,799
Total first mortgage loans	426,632	425,183

Other loans
Commercial-business, real estate secured	24,628	26,603
Commercial-business, non-real estate secured	5,114	5,575
Home equity and second mortgage	48,150	49,430
Other consumer	2,408	2,407
Total other loans	80,300	84,015

Total loans	506,932	509,198
Net deferred loan origination costs and unamortized premiums	638	658
Less allowance for loan losses	(8,906)	(8,328)
Total loans receivable	$498,664	$501,528

Held for sale:
First mortgage loans
Secured by one-to four-family residences	$215	$130

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

Commercial credit exposure-credit risk profile by internally assigned grade
March 31, 2011

	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Secured by non-residential properties or non—owner occupied residential properties	$111,328	$19,561	$10,016	$—	$140,905
Construction loans	3,102	5,849	9,511	—	18,462
Commercial-business, real estate secured	13,827	1,001	9,800	—	24,628
Commercial-business, non-real estate secured	5,114	—	—	—	5,114
Total	$133,371	$26,411	$29,327	$—	$189,109

Commercial credit exposure-credit risk profile by internally assigned grade
December 31, 2010

	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Secured by non-residential properties or non—owner occupied residential properties	$108,484	$19,299	$9,524	$—	$137,307
Construction loans	3,482	6,269	9,048	—	18,799
Commercial-business, real estate secured	15,778	1,007	9,818	—	26,603
Commercial-business, non-real estate secured	5,531	—	—	44	5,575
Total	$133,275	$26,575	$28,390	$44	$188,284

In order to assess and monitor the credit risk associated with commercial loans, the Company employs a risk rating methodology whereby each commercial loan is initially assigned a risk grade. At least annually, all risk ratings are reviewed in light of information received such as tax returns, rent rolls, cash flow statements, appraisals, and any other information which may affect the then current risk rating, which is adjusted upward or downward as needed.  At the end of each quarter the risk ratings are summarized and become a component of the evaluation of the allowance for loan losses. The Company’s risk rating definitions mirror those promulgated by banking regulators and are as follows:

Pass: Good quality loan characterized by satisfactory liquidity; reasonable debt capacity and coverage; acceptable management in all critical positions and normal operating results for its peer group.  The Company has grades 1 through 6 within the Pass category which reflect the increasing amount of attention paid to the individual loan because of, among other things, trends in debt service coverage, management weaknesses, or collateral values.

Special mention:  A loan that has potential weaknesses that deserves management’s close attention.  Although the loan is currently protected, if left uncorrected, potential weaknesses may result in deterioration of the loan’s repayment prospects or in the borrower’s future credit position.  Potential weaknesses include: weakening financial condition; an unrealistic repayment program; inadequate sources of funds; lack of adequate collateral; credit information; or documentation.  There is currently the capacity to meet interest and principal payments, but further adverse business, financial, or economic conditions may impair capacity or willingness to pay interest and repay principal.

Substandard:  A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  Although no loss of principal or interest is presently apparent, there is the distinct possibility that a partial loss of interest and/or principal will be sustained if the deficiencies are not corrected.  There is a current identifiable vulnerability to default and the dependence upon favorable business, financial, or economic conditions to meet timely payment of interest and repayment of principal.

Doubtful: A loan which has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to strengthen the asset, classification as an estimated loss if deferred until a more exact status is determined.  Pending factors include: proposed merger, acquisition, liquidation, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loss: Loans which are considered uncollectible and have been charged off. The Company has charged-off all loans classified as loss.

Loans classified as special mention, substandard or doubtful are evaluated for potential impairment. All impaired loans are placed on non-accrual status and are classified as substandard or doubtful.

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

Mortgage and consumer credit exposure-credit risk profile by payment activity
March 31, 2011
	Performing	Non-performing	Total
	(in thousands)
Secured by one-to four-family residences	$262,314	$4,951	$267,265
Home equity and second mortgage	47,520	630	48,150
Other	2,408	—	2,408
Total	$312,242	$5,581	$317,823

Mortgage and consumer credit exposure-credit risk profile by payment activity
December 31, 2010
	Performing	Non-performing	Total
	(in thousands)
Secured by one-to four- family residences	$265,459	$3,618	$269,077
Home equity and second mortgage	48,018	1,412	49,430
Other	2,404	3	2,407
Total	$315,881	$5,033	$320,914

In order to assess and monitor the credit risk associated with one-to four-family residential loans and consumer loans which include second mortgage loans and home equity secured lines of credit, the Company relies upon the payment status of the loan. Loans 90 days or more past due are placed on non-accrual status and evaluated for impairment on a pooled basis.

The following table presents non-performing loans including impaired loans and loan balances past due over 90 days for which the accrual of interest has been discontinued by class at:

	March 31, 2011	December 31, 2010
	(in thousands)
Secured by one-to four-family residences	$4,951	$3,618
Secured by non-residential properties or non—owner occupied residential properties	4,756	4,993
Construction loans	6,126	4,307
Commercial-business, real estate secured	4,601	4,601
Commercial-business, non-real estate secured	—	44
Home equity and second mortgage	630	1,412
Other consumer	—	3
Total non-performing loans	$21,064	$18,978
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

The following table presents loans individually evaluated for impairment by class:

	March 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Secured by non-residential properties or non—owner occupied residential properties	$2,510	$2,510	$224	$2,183	$—
Construction loans	5,706	5,706	2,496	4,797	—
Commercial-business, real estate secured	2,605	2,605	467	2,605	—
Commercial-business, non-real estate secured	—	—	—	21	—

With no allowance recorded:
Secured by non-residential properties or non—owner occupied residential properties	$1,941	$1,941	$—	$2,385	—
Construction loans	420	420	—	420	—
Commercial-business, real estate secured	1,996	1,996	—	1,996	—
Total	$15,178	$15,178	$3,187	$14,407	$—

	December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Secured by non-residential properties or non—owner occupied residential properties	$1,855	$1,855	$218	$925	$—
Construction loans	3,887	3,887	1,627	3,887	—
Commercial-business, real estate secured	2,605	2,605	373	1,563	—
Commercial-business, non-real estate secured	44	44	44	18	—

With no allowance recorded:
Secured by non-residential properties or non—owner occupied residential properties	2,830	2,830	—	3,479	—
Construction loans	420	420	—	492	—
Commercial-business, real estate secured	1,996	1,996	—	4,717	—
Commercial-business, non-real estate secured	—	—	—	22	—
Total	$13,637	$13,637	$2,262	$15,103	$—

The following table presents the contractual aging of delinquent loans by class at March 31, 2011:

	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Secured by one-to four- family residences	$263,144	$—	$—	$4,121	$4,121	$267,265	$—
Secured by non-residential properties or non—owner occupied residential properties	136,149	—	—	4,756	4,756	140,905	—
Construction loans	14,156	—	—	4,306	4,306	18,462	—
Commercial-business, real estate secured	20,027	—	—	4,601	4,601	24,628	—
Commercial-business, non-real estate secured	5,114	—	—	—	—	5,114	—
Home equity and second mortgage	47,492	28	—	630	658	48,150	—
Other	2,408	—	—	—	—	2,408	—
Total	$488,490	$28	$—	$18,414	$18,442	$506,932	$—

The following table presents the contractual aging of delinquent loans by class at December 31, 2010:

	Current	30-59 days past due	60-89 days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Secured by one-to four-family residences	$267,885	$424	$26	$742	$1,192	$269,077	$—
Secured by non-residential properties or non—owner occupied residential properties	131,566	748	754	4,239	5,741	137,307	—
Construction loans	14,492	—	—	4,307	4,307	18,799
Commercial-business, real estate secured	18,877	3,125	—	4,601	7,726	26,603	—
Commercial-business, non-real estate secured	5,531	—	—	44	44	5,575	—
Home equity and second mortgage	48,285	60	9	1,076	1,145	49,430
Other	2,381	13	10	3	26	2,407	—
Total	$489,017	$4,370	$799	$15,012	$20,181	$509,198	$—

Activity in the allowance for loan losses for the three months ended March 31, 2011 is summarized as follows:

	Balance January 1, 2011	Provision	Charge- offs	Recoveries	Balance March 31, 2011
	(in thousands)
Secured by one-to four- family residences	$1,839	$268	$(57)	$—	$2,050
Secured by non-residential properties or non—owner occupied residential properties	2,124	(154)	—	—	1,970
Construction loans	2,479	564	—	—	3,043
Commercial-business, real estate secured	974	167	—	—	1,141
Commercial-business, non-real estate secured	77	67	(44)	3	103
Home equity and second mortgage	607	193	(221)		579
Other consumer	16	7	(7)	4	20
Unallocated	212	(212)	—	—	—
Total	$8,328	$900	$(329)	$7	$8,906

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment. Changes in the allowance for credit losses for the three months ended March 31, 2010 were as follows:

2010
(in thousands)
Balance at January 1,	$5,215
Provision charged to income	961
Charge-offs:
Commercial-business, non-real estate secured	(7)
Home equity and second mortgage	(6)
Recoveries:
Other consumer	2
Balance at March 31,	$6,165

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of March 31, 2011:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Secured by one-to-four family residences	$—	$2,050	$2,050
Secured by non-residential properties or non—owner occupied residential properties	224	1,746	1,970
Construction loans	2,496	547	3,043
Commercial-business, real estate secured	467	674	1,141
Commercial-business, non-real estate secured	—	103	103
Home equity and second mortgage	—	579	579
Other consumer	—	20	20
Unallocated	—	—	—
Total	$3,187	$5,719	$8,906

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Secured by one-to-four family residences	$—	$267,265	$267,265
Secured by non-residential properties or non—owner occupied residential properties	4,451	136,454	140,905
Construction loans	6,127	12,335	18,462
Commercial-business, real estate secured	4,601	20,027	24,628
Commercial-business, non-real estate secured	—	5,114	5,114
Home equity and second mortgage	—	48,150	48,150
Other consumer	—	2,408	2,408
Total	$15,179	$491,753	$506,932

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of December 31, 2010:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Secured by one-to-four family residences	$—	$1,839	$1,839
Secured by non-residential properties or non—owner occupied residential properties	218	1,906	2,124
Construction loans	1,627	852	2,479
Commercial-business, real estate secured	373	601	974
Commercial-business, non-real estate secured	44	33	77
Home equity and second mortgage	—	607	607
Other consumer	—	16	16
Unallocated	—	212	212
Total	$2,262	$6,066	$8,328

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Secured by one-to-four family residences	$—	$269,077	$269,077
Secured by non-residential properties or non—owner occupied residential properties	4,685	132,622	137,307
Construction loans	4,307	14,492	18,799
Commercial-business, real estate secured	4,601	22,002	26,603
Commercial-business, non-real estate secured	44	5,531	5,575
Home equity and second mortgage	—	49,430	49,430
Other consumer	—	2,407	2,407
Total	$13,637	$495,561	$509,198

NOTE 8- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

 Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

At March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$6,037	$—	$6,037
Corporate debt securities	—	3,544	—	3,544
State and political subdivisions	—	48,852	—	48,852
Residential mortgage-backed securities issued by quasi-governmental agencies	—	45,716	—	45,716
Residential real estate mortgage - backed securities privately issued	—	12,774	—	12,774
Total investment securities available for sale	$—	$116,923	$—	$116,923
Liabilities
Forward loan sales	$—	$—	$2	$2

At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$6,059	$—	$6,059
Corporate debt securities	—	3,563	—	3,563
State and political subdivisions	—	48,208	—	48,208
Residential mortgage-backed securities issued by quasi-governmental agencies	—	52,886	—	52,886
Residential real estate mortgage - backed securities privately issued	—	13,605	—	13,605
Total investment securities available for sale	$—	$124,321	$—	$124,321

Forward loan sales	$—	$—	$3	$3

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

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Forward loan sales
(in thousands)
Beginning balance, January 1, 2011	$3
Total gains (losses) — realized/unrealized:
Included in earnings	(5)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance, March 31, 2011	$(2)

Assets and liabilities measured at fair value on a nonrecurring basis segregated by fair value hierarchy level are summarized below:

At March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
	(in thousands)
Assets
Impaired loans	$—	$—	$11,992	$11,992
Real estate acquired through foreclosure	$—	$—	$8,002	$8,002
Mortgage servicing rights	$—	$878	$—	$878

At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Impaired loans	$—	$—	$11,375	$11,375
Real estate acquired through foreclosure	$—	$—	$7,482	$7,482
Mortgage servicing rights	$—	$878	$—	$878

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of the recorded investment in the loan or fair value. Real estate acquired through foreclosure is initially valued at the lower of the recorded investment in the loan or fair value at foreclosure less costs to sell and subsequently adjusted for further decreases in market value, if necessary.  Fair value is determined by using the value of the collateral securing the loans and is therefore classified as a Level 3 hierarchy.  The value of the real estate securing impaired loans and real estate acquired through foreclosure is based on appraisals prepared by qualified independent licensed appraisers contracted by the Company to perform the assessment.

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $949,000 and $997,000 at March 31, 2011 and December 31, 2010, respectively. The fair value of the mortgage servicing rights was $878,000 at March 31, 2011 and December 31, 2010, respectively and was included in other assets in the consolidated balance sheets.

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

The fair value of cash and cash equivalents equals historical book value. The fair value of investment securities is described and presented under fair value measurement guidelines as amended.

	March 31, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$10,668	$10,668	$7,437	$7,437
Investment securities	120,248	119,909	127,831	127,490

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable, net also include loans receivable held for sale.

	March 31, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$515,578	$498,879	$518,324	$501,658

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	March 31, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$199,378	$197,247	$206,791	$204,159
Borrowings with stated maturities	56,911	55,387	63,811	61,987

The fair value of deposits and borrowings with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). The fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amount.

	March 31, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$350,506	$350,506	$345,976	$345,976

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

NOTE 10- SHARE-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At March 31, 2011, there was $73,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Plan. That cost is expected to be recognized over a weighted average period of 17.8 months. Option activity under the Company’s stock option plan as of March 31, 2011 was as follows:

	2011
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2011	126,257	$24.04
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2011	126,257	$24.04	3.05	$68
Options exercisable at March 31, 2011	98,149	$25.19	2.65	$37

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the-money options).

	Three months ended March 31,
	2011	2010
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$—	$27
Cash receipts from options exercised	—	72

Share-based compensation expense
Stock grant expense	$3	$4
Stock option expense	8	13
Employee Stock Ownership Plan ("ESOP")expense	59	45
Total share-based compensation expense	$70	$62

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan  used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $9,000 and $11,000 for the three months ended March 31, 2011 and 2010, respectively.

Share-based compensation expense related to stock options resulted in a tax benefit of $3,000 and $5,000 for the periods ended March 31, 2011 and 2010, respectively.

NOTE 11- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended March 31,
	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$141	$142
Interest cost	82	74
Expected return on plan assets	(154)	(136)
Amortization of prior service cost	—	—
Recognized net actuarial loss	29	33

Net periodic benefit cost	$98	$113

There was no employer contribution for the three months ended March 31, 2011 and 2010.

NOTE 12 — ACCOUNTING STANDARDS UPDATE

In April 2011, the FASB issued an amendment to provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Financial Position

The Company’s total assets at March 31, 2011 and December 31, 2010 were $684.2 million and $691.8 million, respectively, representing a decrease of $7.5 million, or 1.1% during the three-month period. Loans receivable net decreased by $2.9 million during the first three months of 2011. Principal repayments of loans receivable totaled $23.6 million which were offset by originations of consumer and single-family residential mortgage loans totaling $10.2 million and of commercial loans totaling $12.3 million. In addition, during this period the Company increased the allowance for loan losses by $900,000 and transferred $843,000 from loans to real estate acquired through foreclosure. Loans receivable held for sale remained steady as proceeds of $5.8 million from the sale of loans in the secondary market were offset by loans originated for sale of $5.8 million. Investment securities decreased by $7.6 million due to principal repayments received of $7.9 million and amortization of $100,000 offset by increases in the fair value of available for sale securities of $400,000. As a result of the Company’s cash-related activities, cash and cash equivalents decreased by $3.2 million during the first three months of 2011.

Total liabilities decreased by $8.4 million during the first three months of 2011. Advances from the Federal Home Loan Bank decreased by $6.6 million, the result of scheduled amortization and maturities. Deposit balances decreased $2.4 million during the period with checking and savings accounts increasing by $5.5 million while money market accounts decreased $1.0 million and retail certificates of deposit decreased $6.9 million.

Total consolidated stockholders’ equity of the Company was $74.3 million or 10.9% of total assets at March 31, 2011.  At March 31, 2011, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing loans include impaired loans and loan balances past due over 90 days for which the accrual of interest has been discontinued.  The following table sets forth information regarding the Company’s non performing assets:

Non-Performing Assets	March 31, 2011	December 31, 2010

Mortgage secured by:
One-to four- family residences	$4,951	$3,618
Non-residential properties or non—owner occupied residential properties	4,756	4,993
Construction loans	6,126	4,307
Commercial-business, real estate secured	4,601	4,601
Commercial-business, non-real estate secured	—	44
Home equity and second mortgage	630	1,412
Other consumer	—	3
Total non-performing loans	21,064	18,978
Real estate owned	8,002	7,482
Total non-performing assets	$29,066	$26,460
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—
Ratio of non-performing loans to gross loans	4.15%	3.72%
Ratio of non-performing loans to total assets	3.08%	2.74%
Ratio of total non-performing assets to total assets	4.25%	3.83%

Loans secured by one-to four-family residential properties include two loans with a combined balance of $2.9 million to a single borrower secured by two residential properties. The borrower has listed both properties for sale and will apply the proceeds toward the outstanding loan balance. Recent appraisals of both properties indicate a fair value in excess of the recorded investment in the loans.  Additionally, the Bank has initiated foreclosure proceedings on both properties.

Loans secured by non-residential properties or non-owner occupied residential properties include a $1.0 million loan secured by a parcel of land. The borrower is attempting to sell the property and intends to apply the proceeds of the sale towards the outstanding loan balance.  The Bank has allocated $210,000 of the allowance for loan losses to this loan, equal to the difference between the loan balance and the fair value less estimated selling costs.

Loans secured by non-residential properties or non—owner occupied residential properties include three loans with a combined balance of $2.3 million to a single borrower secured by 34 residential rental properties located in the greater Philadelphia area. Subsequent to quarter end, the Bank acquired ownership of all the properties as a result of a sheriff’s sale.  Presently, the Bank is in the process of obtaining appraisals and has retained the services of a company to assist in the management and liquidation of the properties.

Construction loans include a loan with a balance of $2.4 million, secured by a largely completed and partially occupied commercial office building, and the personal guarantee of the borrowers. The Bank has allocated $1.2 million of the allowance for loan losses to this loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

Also included in construction loans is a loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence.  The Bank has allocated to this loan $847,000 of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Construction loans also include a loan with a balance of $1.8 million secured by five contiguous lots approved for construction of commercial and residential buildings. The Bank allocated $0.5 million of the allowance for loan losses equal to the difference between the loan balance and a recent appraisal. The borrower is attempting to sell the properties and apply the proceeds towards the outstanding loan balance.

Commercial-business loans secured by real estate include a loan with a balance of $2.6 million secured by a parcel of vacant land approved for townhome development. The Bank has allocated $467,000 of the allowance for loan losses to the loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

Commercial-business, real estate secured loans also include two loans, with a combined balance of $2.0 million secured by a parcel of land.  The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance.  A recent appraisal of the property indicates that the appraised value less selling cost is in excess of the loan balances.

With respect to each of the remaining non-performing loans, the Bank is taking appropriate steps to resolve the individual situations.

Foreclosed property at March 31, 2011 included six parcels of real estate with a combined carrying value of $8.0 million. During the first quarter of 2011, the Bank completed foreclosure proceedings on a home equity loan secured by a single family dwelling valued at $0.8 million which resulted in a charge to the allowance of $0.2 million.  In addition, the Bank sold a single family home acquired through foreclosure with a recorded value of $0.3 million that resulted in a gain on sale of $11,000 during the quarter. All properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: non-residential or non-owner occupied residential real estate, commercial construction, commercial business, single family residential, and consumer which is predominately real estate secured junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews its internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Net Income. The Company recorded net income of $618,000, or $0.23 per diluted share, for the three months ended March 31, 2011 as compared to net income of $717,000, or $0.27 per diluted share, for the three months ended March 31, 2010.

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

	Three Months Ended March 31,
	2011				2010
	Average balance	Interest		Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$501,543	$6,584		5.32%	$529,817	$7,302	5.59%
Mortgage-backed securities	66,401	695		4.24%	81,839	967	4.79%
Investment securities(2)	67,035	719		4.35%	53,282	541	4.12%
Other interest-earning assets(3)	3,237	—	*	—%	6,728	1	0.06%
Total interest-earning assets	638,216	7,998		5.08%	671,666	8,811	5.32%
Non interest-earning assets	48,984				41,204
Total assets	$687,200				$712,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$546,055	1,460		1.08%	$549,257	1,995	1.47%
Borrowings from the FHLB	60,446	559		3.75%	82,536	848	4.17%
Total interest-bearing liabilities	606,501	2,019		1.35%	631,793	2,843	1.82%
Non interest-bearing liabilities	6,482				8,611
Total liabilities	612,983				640,404
Stockholders’ equity	74,217				72,466
Total liabilities and stockholders’ equity	$687,200				$712,870
Net interest income—tax equivalent basis		5,979				5,968
Interest rate spread(4)-tax equivalent basis				3.73%			3.50%
Net yield on interest-earning assets(5) —tax equivalent basis				3.80%			3.60%
Ratio of average interest-earning assets to average interest-bearing liabilities				105.23%			106.31%
Less: tax—equivalent interest adjustment		(163)				(136)
Net interest income		$5,816				$5,832
Interest rate spread(4)				3.63%			3.41%
Net yield on interest-earning assets(5)				3.70%			3.52%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $163,000 and $136,000 for the quarter ended March 31, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended March 31
	2011 vs 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(380)	$(338)	$(718)
Mortgage-backed securities	(169)	(103)	(272)
Investment securities (1)	146	32	178
Other interest-earning assets	—	(1)	(1)
Total interest-earning assets	(403)	(410)	(813)
Interest expense:
Deposits	(12)	(523)	(535)
Borrowings from the FHLB and other borrowings	(210)	(79)	(289)

Total interest-bearing liabilities	(222)	(602)	(824)
Net change in net interest income	$(181)	$192	$11

(1)
Tax equivalent adjustments to interest on investment securities were $163,000 and $136,000 for the quarters ended March 31, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $813,000 or 9.2% to $8.0 million for the quarter ended March 31, 2011 compared with the first quarter of 2010. Interest income from loans receivable decreased by $718,000, the result of a $28.3 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 27 basis points. The decrease in the yield was caused by an increase in non-performing loans between the periods which reduced interest income from loans by $134,000. Interest income from mortgage-backed securities was lower in the first quarter of 2011 in comparison to the same period of 2010 mainly because principal repayments of $30.4 million exceeded purchases of $14.1 million during the intervening period. Additionally, the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities. Interest income from investment securities was higher as a result of purchases of $10.9 million of investments during the intervening period which resulted in an increase in the yield of 23 basis points.

Total Interest Expense. Total interest expense decreased by $824,000 to $2.0 million during the three-month period ended March 31, 2011 as compared with the first quarter of 2010. The average interest rates paid on the Bank’s deposits were 39 basis points lower in 2011 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $289,000 between the first quarter of 2011 and 2010. During the intervening period, the Bank reduced its average outstanding borrowings by $22.1 million which resulted in a decrease of cost of funds of 42 basis points.

Non-interest income. Total non-interest income was $750,000 for the first quarter of 2011 compared with $616,000 for the same period in 2010. The sale of foreclosed real estate produced a gain of $11,000 in the first quarter of 2011 as compared to a loss of $145,000 recorded during the first quarter of 2010. During the first quarter of 2011, gain on sale of loans increased $57,000 as a result of a higher level of residential loan sales activity in the quarter. Service fees and other charges decreased $64,000 between the quarters mainly the result of a decrease in overdraft fees.

Non-interest expense. Total non-interest expense increased by $384,000 to $5.0 million for the three months ended March 31, 2011 compared to the same period in 2010. Professional fees increased $250,000 between the two periods as legal costs associated with non-performing loans and foreclosures increased $169,000.  Additionally, legal and professional costs were incurred in connection with the Company’s reincorporation in Pennsylvania and the cost of distributing a 5% stock dividend in the first quarter of 2011. Occupancy and equipment costs increased $59,000, which was mainly the result of costs associated with a relocated and renovated branch office which occurred in the second quarter of 2010. Other operating expense increased $43,000 mainly because of increased appraisal costs associated with nonperforming loans and costs to maintain and liquidate real estate acquired through foreclosure.  FDIC insurance premiums increased by $39,000 between the two quarters due to an increased assessment rate.  Marketing and advertising expenses decreased between the two quarters as marketing-related activities were streamlined during the period.

Income tax expense. The Company’s effective tax rate was 10.4% for the quarter ended March 31, 2011 compared to 19.9% for the quarter ended March 31, 2010. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’ short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended March 31, 2011 in the ability of the Bank and its subsidiaries to fund their operations.

At March 31, 2011, the Bank’s had commitments outstanding under letters of credit of $0.7 million, commitments to originate loans of $20.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $44.0 million. At March 31, 2011, the Bank had $1.4 million in outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2011 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s Employee Stock Ownership Plan, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.3 million at March 31, 2011 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the three-month period ended March 31, 2011.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2011.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $8.9 million at March 31, 2011.

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

Date:	May 13, 2011	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 13, 2011	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)