Form 10-Q
period 2011-06-30
TF FINANCIAL CORP
filed 2011-08-12
CIK 921051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

Registrant’s telephone number, including area code: (215) 579-4000
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒NO ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 12, 2011

Class	Outstanding
$.10 par value common stock	2,824,034 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Cash and cash equivalents	$8,786	$7,437
Investment securities	127,587	127,490
Loans receivable, net	499,263	501,528
Loans receivable held for sale	—	130
Federal Home Loan Bank stock—at cost	8,484	9,401
Accrued interest receivable	2,775	2,738
Premises and equipment, net	6,797	6,797
Goodwill	4,324	4,324
Bank-owned life insurance	18,189	17,868
Other assets	15,356	14,044
TOTAL ASSETS	$691,561	$691,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$552,104	$550,135
Borrowings from the Federal Home Loan Bank	55,345	61,987
Advances from borrowers for taxes and insurance	2,425	2,166
Accrued interest payable	2,232	1,784
Other liabilities	4,035	2,269
Total liabilities	616,141	618,341

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2011 and December 31, 2010, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued and, 2,822,449 shares outstanding at June 30, 2011 and December 31, 2010, net of shares in treasury of 2,467,551.	529	529
Additional paid-in capital	54,057	53,964
Unearned ESOP shares	(1,156)	(1,217)
Treasury stock-at cost	(51,220)	(51,220)
Retained earnings	71,801	70,749
Accumulated other comprehensive income	1,409	611
Total stockholders’ equity	75,420	73,416
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,561	$691,757

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest income
Loans, including fees	$6,695	$7,150	$13,279	$14,452
Investment securities
Fully taxable	874	1,065	1,770	2,140
Exempt from federal taxes	362	306	717	603
Interest-bearing deposits and other	1	1	1	2

TOTAL INTEREST INCOME	7,932	8,522	15,767	17,197

Interest expense
Deposits	1,438	1,841	2,898	3,836
Borrowings	505	793	1,064	1,641

TOTAL INTEREST EXPENSE	1,943	2,634	3,962	5,477

NET INTEREST INCOME	5,989	5,888	11,805	11,720

Provision for loan losses	1,450	600	2,350	1,561

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,539	5,288	9,455	10,159

Non-interest income
Service fees, charges and other operating income	479	363	944	892
Bank-owned life insurance	164	167	321	339
Gain on sale of investments	210	7	210	7
Gain on sale of loans	50	52	167	112
Loss (gain) on sale of foreclosed real estate	(11)	8	—	(137)

TOTAL NON-INTEREST INCOME	892	597	1,642	1,213

Non-interest expense
Employee compensation and benefits	2,622	2,667	5,368	5,367
Occupancy and equipment	736	723	1,554	1,482
Professional fees	324	256	802	484
Marketing and advertising	102	120	169	240
FDIC insurance premiums	151	259	384	453
Other operating	675	566	1,309	1,157

TOTAL NON-INTEREST EXPENSE	4,610	4,591	9,586	9,183

INCOME BEFORE INCOME TAXES	821	1,294	1,511	2,189

Income taxes	122	327	194	505

NET INCOME	$699	$967	$1,317	$1,684

Earnings per share—basic	$0.26	$0.36	$0.49	$0.63
Earnings per share—diluted	$0.26	$0.36	$0.49	$0.63
Dividends paid per share	$0.05	$0.19	$0.10	$0.38

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,317	$1,684
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and impairment adjustment of mortgage loan servicing rights	78	200
Premiums and discounts on investment securities, net	59	39
Premiums and discounts on mortgage-backed securities, net	127	19
Deferred loan origination costs, net	24	135
Provision for loan losses	2,350	1,561
Depreciation of premises and equipment	436	421
Increase in value of bank-owned life insurance	(321)	(339)
Stock based compensation	154	151
Proceeds from sale of loans originated for sale	8,632	11,518
Origination of loans held for sale	(8,409)	(11,314)
(Gain) loss on sale of:
Investments	(210)	(7)
Loans held for sale	(167)	(112)
Foreclosed real estate	—	137
(Increase) decrease in:
Accrued interest receivable	(37)	(116)
Other assets	473	495
Increase (decrease) in:
Accrued interest payable	448	(240)
Other liabilities	1,377	(1,326)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,331	2,906

INVESTING ACTIVITIES
Loan originations	(50,143)	(33,311)
Loan principal payments	47,642	40,900
Proceeds from sale of foreclosed real estate	639	799
Principal repayments on mortgage-baked securities held to maturity	361	220
Principal repayments on mortgage-backed securities available for sale	14,327	13,610
Proceeds from sale of investment securities available for sale	3,534	60
Purchase of investment securities available for sale	(4,112)	(8,507)
Purchase of mortgage-backed securities available for sale	(14,550)	(13,995)
Purchase of premises and equipment	(436)	(1,240)
Redemption of Federal Home Loan Bank stock	917	—
Proceeds from sale of mortgage backed securities available for sale	1,518	—
NET CASH USED BY INVESTING ACTIVITIES	(303)	(1,464)

	For the six months ended June 30,
	2011	2010
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	1,969	6,674
Proceeds of long-term Federal Home Loan Bank borrowings	6,573	12,884
Repayment of long-term Federal Home Loan Bank borrowings	(13,215)	(13,196)
Net increase in advances from borrowers for taxes and insurance	259	182
Exercise of stock options	—	177
Tax benefit arising from stock compensation	—	17
Common stock dividends paid	(265)	(1,016)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(4,679)	5,722

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,349	7,164

Cash and cash equivalents at beginning of period	7,437	12,801

Cash and cash equivalents at end of period	$8,786	$19,965

Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$3,514	$5,717
Income taxes	$300	$382
Non-cash transactions:
Capitalization of mortgage servicing rights	$74	$92
Transfers from loans to foreclosed real estate	$2,392	$1,088
Securities available for sale purchased not settled	$1,234	$—

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2011 (unaudited) and December 31, 2010 and for the six month periods ended June 30, 2011 and 2010 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $1.2 million for the  three months ended June  30, 2011 and 2010. The components of other comprehensive income are as follows for the three months ended:

	June 30, 2011
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$956	$(325)	$631
Reclassification adjustment for gains realized in net income	(210)	71	(139)
Pension plan benefit adjustment related to actuarial losses	29	(10)	19
Other comprehensive income, net	$775	$(264)	$511

	June 30, 2010
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$337	$(117)	$220
Reclassification adjustment for gains realized in net income	(7)	2	(5)
Pension plan benefit adjustment related to prior service costs and actuarial losses	42	(14)	28
Other comprehensive income, net	$372	$(129)	$243

Total comprehensive income was $2.1 million  for the six months ended June  30, 2011 and 2010. The components of other comprehensive income are as follows for the six months ended:

	June 30, 2011
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,360	$(462)	$898
Reclassification adjustment for gains realized in net income	(210)	71	(139)
Pension plan benefit adjustment related to prior service costs and actuarial losses	58	(19)	39
Other comprehensive income, net	$1,208	$(410)	$798

	June 30, 2010
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$594	$(205)	$389
Reclassification adjustment for gains realized in net income	(7)	2	(5)
Pension plan benefit adjustment related to actuarial losses	75	(25)	50
Other comprehensive income, net	$662	$(228)	$434

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended June 30, 2011
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$699	2,704,922	$0.26
Effect of dilutive securities
Stock options and grants	—	1,013	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$699	2,705,935	$0.26

	Six months ended June 30, 2011
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,317	2,703,358	$0.49
Effect of dilutive securities
Stock options and grants	—	613	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,317	2,703,971	$0.49

There were 66,507 options to purchase shares of common stock at a price range of $24.12 to $32.51 per share which were outstanding during the three and six months ended June 30, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended June 30, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$967	2,680,364	$0.36
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$967	2,680,364	$0.36

	Six months ended June 30, 2010
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,684	2,674,851	$0.63
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,684	2,674,851	$0.63

There were 258,442 options to purchase shares of common stock at a price range of $19.67 to $32.51 per share which were outstanding during the three and six months ended June 30, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at June 30, 2011 and December 31, 2010, are summarized as follows:

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$8,989	$32	$—	$9,021
State and political subdivisions	48,413	2,649	(16)	51,046
Residential mortgage-backed securities issued by quasi-governmental agencies	52,837	1,546	(25)	54,358
Residential mortgage-backed securities privately issued	10,123	238	(8)	10,353
Total investment securities available for sale	120,362	4,465	(49)	124,778

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,809	350	—	3,159
Total investment securities	$123,171	$4,815	$(49)	$127,937

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$6,000	$59	$—	$6,059
Corporate debt securities	3,340	223	—	3,563
State and political subdivisions	47,348	1,120	(260)	48,208
Residential mortgage-backed securities issued by quasi-governmental agencies	50,942	1,950	(6)	52,886
Residential mortgage-backed securities, privately issued	13,425	224	(44)	13,605
Total investment securities available for sale	121,055	3,576	(310)	124,321

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	3,169	341	—	3,510
Total investment securities	$124,224	$3,917	$(310)	$127,831

Gross realized gains were $210,000 for the three and six months ended June 30, 2011. These gains resulted from proceeds from the sale of  investment and mortgage-backed securities of $5.1 million. Gross realized gains were $7,000 for the three and six months ended June 30, 2010. These gains resulted from proceeds from the sale of investment equity securities of $60,000.

    The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	June 30, 2011
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Investment securities
Due in one year or less	$1,285	$1,297	$—	$—
Due after one year through five years	11,722	12,081	—	—
Due after five years through 10 years	27,512	28,986	—	—
Due after ten years	16,883	17,703	—	—
	57,402	60,067	—	—

Mortgage-backed securities	62,960	64,711	2,809	3,159
Total investment and mortgage-backed securities	$120,362	$124,778	$2,809	$3,159

 The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
State and political subdivisions	2	$709	$(16)	$—	$—	$709	$(16)
Residential mortgage-backed securities issued by quasi-governmental agencies	5	6,916	(25)	—	—	6,916	(25)
Residential mortgage-backed securities privately issued	1	3,872	(8)	—	—	3,872	(8)

Total temporarily impaired securities	8	$11,497	$(49)	$—	$—	$11,497	$(49)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Number	Less than 12 months		12 months or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair value	Unrealized Loss
	(in thousands)
State and political subdivisions	17	$14,210	$(260)	$—	$—	$14,210	$(260)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	3,027	(6)	—	—	3,027	(6)
Residential mortgage-backed securities privately issued	3	7,048	(44)	—	—	7,048	(44)
Total temporarily impaired securities	21	$24,285	$(310)	$—	$—	$24,285	$(310)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at June 30, 2011 and December 31, 2010, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 7—LOANS RECEIVABLE

Loans receivable are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Held for investment:
First mortgage loans
Secured by one-to four-family residences	$270,221	$269,077
Secured by non-residential properties or non—owner occupied residential properties	145,918	137,307
Construction loans	17,824	18,799
Total first mortgage loans	433,963	425,183

Other loans
Commercial-business, real estate secured	18,948	26,603
Commercial-business, non-real estate secured	5,001	5,575
Home equity and second mortgage	47,470	49,430
Other consumer	2,116	2,407
Total other loans	73,535	84,015

Total loans	507,498	509,198
Net deferred loan origination costs and unamortized premiums	873	658
Less allowance for loan losses	(9,108)	(8,328)
Total loans receivable	$499,263	$501,528

Held for sale:
First mortgage loans
Secured by one-to four-family residences	$—	$130

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

Commercial credit exposure-credit risk profile by internally assigned grade
June 30, 2011

	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Secured by non-residential properties or non—owner occupied residential properties	$123,238	$16,028	$6,652	$—	$145,918
Construction loans	3,034	5,474	9,316	—	17,824
Commercial-business, real estate secured	8,188	530	10,230	—	18,948
Commercial-business, non-real estate secured	4,848	—	153	—	5,001
Total	$139,308	$22,032	$26,351	$—	$187,691

Commercial credit exposure-credit risk profile by internally assigned grade
December 31, 2010

	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Secured by non-residential properties or non—owner occupied residential properties	$108,484	$19,299	$9,524	$—	$137,307
Construction loans	3,482	6,269	9,048	—	18,799
Commercial-business, real estate secured	15,778	1,007	9,818	—	26,603
Commercial-business, non-real estate secured	5,531	—	—	44	5,575
Total	$133,275	$26,575	$28,390	$44	$188,284

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

Doubtful: A loan which has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to strengthen the asset, classification as an estimated loss is deferred until a more exact status is determined.  Pending factors include: proposed merger, acquisition, liquidation, capital injection, perfecting liens on additional collateral, and refinancing plans.

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

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

Mortgage and consumer credit exposure-credit risk profile by payment activity
June 30, 2011

	Performing	Non-performing	Total
	(in thousands)
Secured by one-to four-family residences	$264,211	$6,010	$270,221
Home equity and second mortgage	46,841	629	47,470
Other	2,116	—	2,116
Total	$313,168	$6,639	$319,807

Mortgage and consumer credit exposure-credit risk profile by payment activity
December 31, 2010

	Performing	Non-performing	Total
	(in thousands)
Secured by one-to four- family residences	$265,459	$3,618	$269,077
Home equity and second mortgage	48,018	1,412	49,430
Other	2,404	3	2,407
Total	$315,881	$5,033	$320,914

In order to assess and monitor the credit risk associated with one-to four-family residential loans and consumer loans which include second mortgage loans and home equity secured lines of credit, the Company relies upon the payment status of the loan. Mortgage and other consumer loans 90 days or more past due are placed on non-accrual status and evaluated for impairment on a pooled basis with the exception of loans with balances in excess of $1 million. An individual impairment analysis is performed using a recent appraisal or current sales contract for mortgage and consumer loans with balances in excess of $1 million and 90 days or more past due.

The following table presents non-performing loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued by class at:

	June 30, 2011	December 31, 2010
	(in thousands)
Secured by one-to four-family residences	$6,010	$3,618
Secured by non-residential properties or non—owner occupied residential properties	1,214	4,993
Construction loans	5,707	4,307
Commercial-business, real estate secured	4,601	4,601
Commercial-business, non-real estate secured	147	44
Home equity and second mortgage	629	1,412
Other consumer	—	3
Total non-performing loans	$18,308	$18,978
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

The following table presents loans individually evaluated for impairment by class:

	June 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Secured by one-to four- family residences	$1,252	$1,252	$207	$417	$—
Secured by non-residential properties or non—owner occupied residential properties	—	—	—	1,455	—
Construction loans	5,707	5,707	2,519	5,100	—
Commercial-business, real estate secured	2,605	2,605	768	2,605	—
Commercial-business, non-real estate secured	147	147	74	64	—

With no allowance recorded:
Secured by one-to four- family residences	3,232	3,232	—	1,077
Secured by non-residential properties or non—owner occupied residential properties	910	910	—	1,894	—
Construction loans	—	—	—	280	—
Commercial-business, real estate secured	1,996	1,996	—	1,996	—
Total	$15,849	$15,849	$3,568	$14,888	$—

	December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Secured by non-residential properties or non—owner occupied residential properties	$1,855	$1,855	$218	$925	$—
Construction loans	3,887	3,887	1,627	3,887	—
Commercial-business, real estate secured	2,605	2,605	373	1,563	—
Commercial-business, non-real estate secured	44	44	44	18	—

With no allowance recorded:
Secured by non-residential properties or non—owner occupied residential properties	2,830	2,830	—	3,479	—
Construction loans	420	420	—	492	—
Commercial-business, real estate secured	1,996	1,996	—	4,717	—
Commercial-business, non-real estate secured	—	—	—	22	—
Total	$13,637	$13,637	$2,262	$15,103	$—

The following table presents the contractual aging of delinquent loans by class at June 30, 2011:

	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Secured by one-to four- family residences	$264,817	$—	$221	$5,183	$5,404	$270,221	$—
Secured by non-residential properties or non—owner occupied residential properties	144,704	—	—	1,214	1,214	145,918	—
Construction loans	13,937	—	—	3,887	3,887	17,824	—
Commercial-business, real estate secured	14,347	—	—	4,601	4,601	18,948	—
Commercial-business, non-real estate secured	4,848	—	6	147	153	5,001	—
Home equity and second mortgage	46,832	—	52	586	638	47,470	—
Other	2,112	1	3	—	4	2,116	—
Total	$491,597	$1	$282	$15,618	$15,901	$507,498	$—

 The following table presents the contractual aging of delinquent loans by class at December 31, 2010:

	Current	30-59 days past due	60-89 days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Secured by one-to four-family residences	$267,885	$424	$26	$742	$1,192	$269,077	$—
Secured by non-residential properties or non—owner occupied residential properties	131,566	748	754	4,239	5,741	137,307	—
Construction loans	14,492	—	—	4,307	4,307	18,799
Commercial-business, real estate secured	18,877	3,125	—	4,601	7,726	26,603	—
Commercial-business, non-real estate secured	5,531	—	—	44	44	5,575	—
Home equity and second mortgage	48,285	60	9	1,076	1,145	49,430
Other	2,381	13	10	3	26	2,407	—
Total	$489,017	$4,370	$799	$15,012	$20,181	$509,198	$—

Activity in the allowance for loan losses for the six months ended June 30, 2011 is summarized as follows:

	Balance January 1, 2011	Provision	Charge- offs	Recoveries	Balance June 30, 2011
	(in thousands)
Secured by one-to four- family residences	$1,839	$(22)	$(124)	$—	$1,693
Secured by non-residential properties or non—owner occupied residential properties	2,124	1,246	(1,186)	—	2,184
Construction loans	2,479	410	—	1	2,890
Commercial-business, real estate secured	974	197	—	—	1,171
Commercial-business, non-real estate secured	77	177	(44)	6	216
Home equity and second mortgage	607	96	(221)		482
Other consumer	16	8	(7)	5	22
Unallocated	212	238	—	—	450
Total	$8,328	$2,350	$(1,582)	$12	$9,108

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment. Changes in the allowance for credit losses for the six months ended June 30, 2010 were as follows:

2010
(in thousands)
Balance at January 1,	$5,215
Provision charged to income	1,561
Charge-offs:
Commercial-business, non-real estate secured	(16)
Home equity and second mortgage	(14)
Recoveries:
Other consumer	3
Balance at June 30,	$6,749

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of June 30, 2011:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Secured by one-to-four family residences	$207	$1,486	$1,693
Secured by non-residential properties or non—owner occupied residential properties	—	2,183	2,183
Construction loans	2,519	371	2,890
Commercial-business, real estate secured	768	403	1,171
Commercial-business, non-real estate secured	74	143	217
Home equity and second mortgage	—	482	482
Other consumer	—	22	22
Unallocated	—	450	450
Total	$3,568	$5,540	$9,108

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Secured by one-to-four family residences	$4,484	$265,737	$270,221
Secured by non-residential properties or non—owner occupied residential properties	910	145,008	145,918
Construction loans	5,707	12,117	17,824
Commercial-business, real estate secured	4,601	14,347	18,948
Commercial-business, non-real estate secured	147	4,854	5,001
Home equity and second mortgage	—	47,470	47,470
Other consumer	—	2,116	2,116
Total	$15,849	$491,649	$507,498

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

NOTE 8- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December31, 2010. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

At June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$9,021	$—	$9,021
State and political subdivisions	—	51,046	—	51,046
Residential mortgage-backed securities issued by quasi-governmental agencies	—	54,358	—	54,358
Residential real estate mortgage - backed securities privately issued	—	10,353	—	10,353
Total investment securities available for sale	$—	$124,778	$—	$124,778

At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$6,059	$—	$6,059
Corporate debt securities	—	3,563	—	3,563
State and political subdivisions	—	48,208	—	48,208
Residential mortgage-backed securities issued by quasi-governmental agencies	—	52,886	—	52,886
Residential real estate mortgage - backed securities privately issued	—	13,605	—	13,605
Total investment securities available for sale	$—	$124,321	$—	$124,321

Forward loan sales	$—	$—	$3	$3

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

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Forward loan sales
(in thousands)
Beginning balance, January 1, 2011	$3
Total losses— realized/unrealized:
Included in earnings	(3)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Ending balance, June 30, 2011	$—

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level are summarized below:

At June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
	(in thousands)
Assets
Impaired loans	$—	$—	$12,281	$12,281
Real estate acquired through foreclosure	—	—	9,245	9,245
Mortgage servicing rights	—	873	—	873

At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Impaired loans	$—	$—	$11,375	$11,375
Real estate acquired through foreclosure	—	—	7,482	7,482
Mortgage servicing rights	—	878	—	878

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

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $931,000 and $997,000 at June 30, 2011 and December 31, 2010, respectively. The fair value of the mortgage servicing rights was $873,000 and $878,000 at June 30, 2011 and December 31, 2010, respectively and was included in other assets in the consolidated balance sheets.

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

	June 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$8,786	$8,786	$7,437	$7,437
Investment securities	127,937	127,587	127,831	127,490

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable, net also include loans receivable held for sale.

	June 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$520,866	$499,263	$518,324	$501,658

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	June 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$196,605	$194,380	$206,791	$204,159
Borrowings with stated maturities	56,755	55,345	63,811	61,987

The fair value of deposits and borrowings with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). The fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amount.

	June 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$357,724	$357,724	$345,976	$345,976

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

NOTE 10- SHARE-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At June 30, 2011, there was $63,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company stock option plan. That cost is expected to be recognized over a weighted average period of 15.0 months. Option activity under the Company’s stock option plan as of June 30, 2011 was as follows:

	2011
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($ 000)
Outstanding at January 1, 2011	126,257	$24.04
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at June 30, 2011	126,257	$24.04	2.80	$101
Options exercisable at June 30, 2011	98,149	$25.19	2.80	$54

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:

	June 30,
	2011	2010
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$—	$27
Cash receipts from options exercised	—	72

The following tables provide information regarding the Company’s share-based compensation expense for the three months ended:

	June 30,
	2011	2010
	(in thousands)
Share-based compensation expense
Stock grant expense	$3	$4
Stock option expense	8	13
Employee Stock Ownership Plan ("ESOP") expense	56	49
Total share-based compensation expense	$67	$66

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $9,000 and $11,000 for the three months ended June 30, 2011 and 2010, respectively.

Share-based compensation expense related to stock options resulted in a tax benefit of $3,000 and $5,000 for the three months ended June 30, 2011 and 2010, respectively.

The following tables provide information regarding the Company’s share-based compensation expense for the six months ended:

	June 30,
	2011	2010
	(in thousands)
Share-based compensation expense
Stock grant expense	$6	$8
Stock option expense	16	26
Employee Stock Ownership Plan ("ESOP") expense	115	94
Total share-based compensation expense	$137	$128

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $18,000 and $22,000 for the six months ended June 30, 2011 and 2010, respectively.

Share-based compensation expense related to stock options resulted in a tax benefit of $5,000 and $9,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 11- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended June 30,
	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$141	$133
Interest cost	82	74
Expected return on plan assets	(155)	(136)
Recognized net actuarial loss	29	42

Net periodic benefit cost	$97	$113

	Six months ended June 30,
	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$283	$276
Interest cost	164	148
Expected return on plan assets	(310)	(272)
Amortization of prior service cost	1	1
Recognized net actuarial loss	57	74

Net periodic benefit cost	$195	$227

There was no employer contribution for the six months ended June 30, 2011 and 2010.

NOTE 12 — ACCOUNTING STANDARDS UPDATE

In April 2011, the Financial Accounting Standards Board (“ FASB”) issued an amendment to provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2011, the FASB issued an accounting update to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This amendment is not expected to have a significant impact on the Company’s financial statements or results of operations.

In May 2011, the FASB issued, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).  The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This amendment is not expected to have a significant impact on the Company’s financial statements or results of operations.

In June 2011, the FASB issued, “Presentation of Comprehensive Income”.  The amendments improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments should be applied retrospectively, and early adoption is permitted. This amendment is not expected to have a significant impact on the Company’s financial statements or results of operations.

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

Financial Position

The Company’s total assets at June 30, 2011 and December 31, 2010 were $691.6 million and $691.8 million, respectively, representing a decrease of $200,000 during the six-month period. Loans receivable, net decreased by $2.3 million during the first six months of 2011. Principal repayments of loans receivable totaled $47.6 million which were offset by originations of consumer and single-family residential mortgage loans totaling $24.4 million and of commercial loans totaling $25.7 million. The Company increased the allowance for loan losses by $2.4 million and transferred $2.4 million from loans to real estate acquired through foreclosure. Loans receivable held for sale decreased $130,000 as proceeds of $8.6 million from the sale of loans in the secondary market were offset by loans originated for sale of $8.4 million. Investment securities increased by $97,000 due to security purchases of $18.7 million and increases in the fair value of available for sale securities of $1.2 million that were offset by principal repayments received of $14.7 million and security sales of $5.1 million. As a result of the Company’s cash-related activities, cash and cash equivalents decreased by $1.3 million during the first six months of 2011. The increase in other assets was caused by an increase of $1.8 million in real estate acquired through foreclosure, which at June 30, 2011 totaled $9.2 million and was comprised of one parcel of unimproved raw land and approximately 40 residential properties, 35 of which were acquired as a result of a foreclosure action against a single borrower.

Total liabilities decreased by $2.1 million during the first six months of 2011. Advances from the Federal Home Loan Bank decreased by $6.6 million, the result of scheduled amortization and maturities of $13.2 million offset by the proceeds of long term advances of $6.6 million. Deposit balances increased $2.0 million during the period with checking, money market and savings accounts increasing by $11.8 million while retail certificates of deposit decreased $9.8 million.

Total consolidated stockholders’ equity of the Company was $75.4 million or 10.9% of total assets at June 30, 2011.  At June 30, 2011, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing loans include impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued.  The following table sets forth information regarding the Company’s non performing assets:

Non-Performing Assets	June 30, 2011	December 31, 2010	June 30, 2010

Mortgage secured by:
One-to four- family residences	$6,010	$3,618	$1,331
Non-residential properties or non—owner occupied residential properties	1,214	4,993	4,122
Construction loans	5,707	4,307	4,241
Commercial-business, real estate secured	4,601	4,601	5,867
Commercial-business, non-real estate secured	147	44	112
Home equity and second mortgage	629	1,412	151
Other consumer	—	3	4
Total non-performing loans	18,308	18,978	15,828
Real estate owned	9,245	7,482	1,448
Total non-performing assets	$27,553	$26,460	$17,276
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of non-performing loans to gross loans	3.60%	3.72%	3.00%
Ratio of non-performing loans to total assets	2.65%	2.74%	2.20%
Ratio of total non-performing assets to total assets	3.98%	3.83%	2.40%

Loans secured by one-to four-family residential properties include two loans with a combined balance of $2.9 million to a single borrower secured by two residential properties. The borrower has listed both properties for sale and will apply the proceeds toward the outstanding loan balance. Recent appraisals of both properties indicate a fair value in excess of the recorded investment in the loans. The Bank has initiated foreclosure proceedings on both properties. In addition, this category also includes a loan with a balance of $1.3 million for which the Bank has allocated $207,000 of the allowance for loan losses to this loan, equal to the difference between the loan balance and the fair value less estimated selling costs

Construction loans include a loan with a balance of $2.4 million, secured by a largely completed commercial office building, and the personal guarantee of the borrowers. The Bank has allocated $1.2 million of the allowance for loan losses to this loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

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

Commercial-business loans secured by real estate include a loan with a balance of $2.6 million secured by a parcel of vacant land approved for townhome development. The Bank has allocated $768,000 of the allowance for loan losses to the loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings.

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

Foreclosed property at June 30, 2011 included 43 properties of real estate with a combined carrying value of $9.2 million. During the second quarter of 2011, the Bank completed foreclosure proceedings on 4 loans that were secured by 35 residential rental properties located in the greater Philadelphia area. Subsequent to foreclosure the Bank was able to gain access to the properties to ascertain physical inspection and appraisals of the properties. The recording of the fair value of these properties resulted in a charge to the allowance for loan loss provision of $1.0 million.  Also during 2011, the Bank foreclosed on a home equity loan secured by a single family dwelling valued at $0.8 million which resulted in a charge to the allowance of $0.2 million. In addition, the Bank sold two single family dwellings acquired through foreclosure with a recorded value of $0.6 million which approximated the carrying value of the assets. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income. The Company recorded net income of $699,000, or $0.26 per diluted share, for the three months ended June 30, 2011 as compared to net income of $967,000, or $0.36 per diluted share, for the three months ended June 30, 2010.

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

	Three Months Ended June 30,
	2011			2010
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$499,024	$6,695	5.38%	$522,289	$7,150	5.49%
Mortgage-backed securities	63,940	671	4.21%	80,735	929	4.62%
Investment securities(2)	68,439	731	4.28%	58,446	582	3.99%
Other interest-earning assets(3)	4,420	1	0.09%	13,451	1	0.03%
Total interest-earning assets	635,823	8,098	5.11%	674,921	8,662	5.15%
Non interest-earning assets	50,346			42,210
Total assets	$686,169			$717,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$546,215	1,438	1.06%	$557,128	1,841	1.33%
Borrowings from the FHLB	57,972	505	3.49%	78,469	793	4.05%
Total interest-bearing liabilities	604,187	1,943	1.29%	635,597	2,634	1.66%
Non interest-bearing liabilities	7,039			8,373
Total liabilities	611,226			643,970
Stockholders’ equity	74,943			73,161
Total liabilities and stockholders’ equity	$686,169			$717,131
Net interest income—tax equivalent basis		6,155			6,028
Interest rate spread(4)-tax equivalent basis			3.82%			3.49%
Net yield on interest-earning assets(5) —tax equivalent basis			3.88%			3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.24%			106.19%
Less: tax—equivalent interest adjustment		(166)			(140)
Net interest income		$5,989			$5,888
Interest rate spread(4)			3.71%			3.40%
Net yield on interest-earning assets(5)			3.78%			3.50%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $166,000 and $140,000 for the quarter ended June 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended June 30
	2011 vs 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(314)	$(141)	$(455)
Mortgage-backed securities	(181)	(77)	(258)
Investment securities (1)	105	44	149
Other interest-earning assets	(4)	4	—
Total interest-earning assets	(394)	(170)	(564)
Interest expense:
Deposits	(35)	(368)	(403)
Borrowings from the FHLB	(188)	(100)	(288)

Total interest-bearing liabilities	(223)	(468)	(691)
Net change in net interest income	$(171)	$298	$127

(1)
Tax equivalent adjustments to interest on investment securities were $166,000 and $140,000 for the quarters ended June 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $564,000 or 6.5% to $8.1 million for the quarter ended June 30, 2011 compared with the second quarter of 2010. Interest income from loans receivable decreased by $455,000, the result of a $23.3 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 11 basis points. The decrease in the yield was caused by the effect of new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced. Interest income from mortgage-backed securities was lower in the quarter in comparison to the same period of 2010 mainly because principal repayments and sales of $31.5 million exceeded purchases of $17.6 million during the intervening period. Additionally, the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities. Interest income from investment securities was higher as purchases of $13.4 million of investments exceeded sales of investment securities of $3.6 million during the intervening period.

Total Interest Expense. Total interest expense decreased by $691,000 to $1.9 million during the three-month period ended June 30, 2011 as compared with the corresponding quarter of 2010. The average interest rates paid on the Bank’s deposits were 27 basis points lower in 2011 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $288,000 between the second quarter of 2011 and 2010. During the intervening period, the Bank reduced its average outstanding borrowings by $20.5 million including the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 56 basis points lower.

Non-interest income. Total non-interest income was $892,000 for the second quarter of 2011 compared with $597,000 for the same period in 2010. Gain on the sale of investment securities was $203,000 higher in 2011. Service fees and other charges increased $116,000 between the quarters. Fair value adjustments to mortgage servicing rights reduced loan servicing income between the quarters by $177,000.

Non-interest expense. Total non-interest expense increased by $19,000 to $4.6 million for the three months ended June 30, 2011 compared to the same period in 2010. Professional fees increased $68,000 between the two periods due to legal costs and professional services associated with the implementation of the Company’s director’s stock compensation plan. Other operating expense increased $109,000 mainly because of increased appraisal costs associated with nonperforming loans and costs to maintain and liquidate real estate acquired through foreclosure.  FDIC insurance premiums decreased by $108,000 between the two quarters due to a change in the method of premium assessment.  Prior to the second quarter, premium assessment was based solely on deposit balances whereas beginning in the second quarter of 2011 under the new rules, the deposit insurance assessment base will be a bank's average total assets less its average tangible equity, with adjustments for brokered deposits and unsecured debt.

Income tax expense. The Company’s effective tax rate was 14.9% for the quarter ended June 30, 2011 compared to 25.3% for the quarter ended June 30, 2010. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income. The Company recorded net income of $1.3 million, or $0.49 per diluted share, for the six months ended June 30, 2011 as compared to net income of $1.7 million, or $0.63 per diluted share, for the six months ended June 30, 2010.

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

	Six Months Ended June 30,
	2011			2010
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$500,277	$13,279	5.37%	$526,032	$14,452	5.56%
Mortgage-backed securities	65,164	1,366	4.24%	81,284	1,896	4.72%
Investment securities(2)	67,742	1,450	4.33%	55,878	1,123	4.06%
Other interest-earning assets(3)	3,831	1	0.05%	10,108	2	0.04%
Total interest-earning assets	637,014	16,096	5.11%	673,302	17,473	5.25%
Non interest-earning assets	49,667			41,711
Total assets	$686,681			$715,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$546,136	2,898	1.07%	$553,214	3,836	1.40%
Borrowings from the FHLB	59,202	1,064	3.63%	80,491	1,641	4.12%
Total interest-bearing liabilities	605,338	3,962	1.32%	633,705	5,477	1.75%
Non interest-bearing liabilities	6,761			8,493
Total liabilities	612,099			642,198
Stockholders’ equity	74,582			72,815
Total liabilities and stockholders’ equity	$686,681			$715,013
Net interest income—tax equivalent basis		12,134			11,996
Interest rate spread(4)-tax equivalent basis			3.79%			3.50%
Net yield on interest-earning assets(5) —tax equivalent basis			3.85%			3.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.23%			106.25%
Less: tax—equivalent interest adjustment		(329)			(276)
Net interest income		$11,805			$11,720
Interest rate spread(4)			3.68%			3.42%
Net yield on interest-earning assets(5)			3.75%			3.52%

(1)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $329,000 and $276000 for the six months ended June 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Six months ended June 30
	2011 vs 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(693)	$(480)	$(1,173)
Mortgage-backed securities	(351)	(179)	(530)
Investment securities (1)	250	77	327
Other interest-earning assets	(2)	1	(1)
Total interest-earning assets	(796)	(581)	(1,377)
Interest expense:
Deposits	(48)	(890)	(938)
Borrowings from the FHLB	(399)	(178)	(577)

Total interest-bearing liabilities	(447)	(1,068)	(1,515)
Net change in net interest income	$(349)	$487	$138

(1)
Tax equivalent adjustments to interest on investment securities were $329,000 and $276,000 for the six months ended June 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.4 million or 7.9% to $16.1 million for the six months ended June 30, 2011 compared with the first six months of 2010. Interest income from loans receivable decreased by $1.2 million, the result of a $25.8 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 19 basis points. The decrease in the yield was caused by an increase in non-performing loans between the periods which reduced interest income from loans by $113,000.  Also, new loans added to the portfolio during the period have a lower yield than the existing portfolio loans that matured or refinanced.  Interest income from mortgage-backed securities was lower in 2011 in comparison to the same period of 2010 mainly because principal repayments and sales of $31.5 million exceeded purchases of $17.6 million during the intervening period. Additionally, the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities. Interest income from investment securities was higher as a result of purchases of $13.4 million of higher yielding investments that exceeded sales of $3.6 during the intervening period resulting in an increase in the yield of 27 basis points.

Total Interest Expense. Total interest expense decreased by $1.5 million to $4.0 million during the six-month period ended June 30, 2011 as compared with the same period in 2010. The average interest rates paid on the Bank’s deposits were 33 basis points lower in 2011 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $577,000 between 2010 and 2011. During the intervening period, the Bank reduced its average outstanding borrowings by $21.3 million, including the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 49 basis points lower.

Non-interest income. Total non-interest income was $1.6 million for the first six months of 2011 compared with $1.2 million for the same period in 2010. Gain on the sale of investment securities was $203,000 higher in 2011. Service fees and other charges increased $52,000 between the periods mainly because fair value adjustment to mortgage servicing rights reduced loan servicing income by $200,000 in 2010.  The sale of foreclosed real estate produced a loss of $137,000 in 2010.

Non-interest expense. Total non-interest expense increased by $403,000 to $9.6 million for the six months ended June 30, 2011 compared to the same period in 2010. Professional fees increased $318,000 between the two periods as legal costs associated with non-performing loans and foreclosures increased $149,000.  Additionally, legal and professional costs were incurred in connection with the Company’s reincorporation in Pennsylvania, the cost of distributing a 5% stock dividend in the first quarter of 2011 and the implementation of the director’ s stock compensation plan. Other operating expense increased $152,000 mainly because of increased appraisal costs associated with nonperforming loans and costs to maintain and liquidate real estate acquired through foreclosure. Occupancy and equipment costs increased $72,000, which was mainly the result of costs associated with a relocated and renovated branch office which occurred in the second quarter of 2010. FDIC insurance premiums decreased by $69,000 between the two periods due to change in the method of premium assessment.  Prior to the second quarter of 2011, premium assessment was based solely on deposit balances whereas beginning in the second quarter of 2011 under the new rules, the deposit insurance assessment base will be a bank's average total assets less its average tangible equity, with adjustments for brokered deposits and unsecured debt.  Marketing and advertising expenses decreased between the two periods as marketing-related activities were streamlined during the period.

Income tax expense. The Company’s effective tax rate was 12.8% for the six months ended June 30, 2011 compared to 23.1% for the six months ended June 30, 2010. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’ short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended June 30, 2011 in the ability of the Bank and its subsidiaries to fund their operations.

At June 30, 2011, the Bank had commitments outstanding under letters of credit of $0.7 million, commitments to originate loans of $21.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $44.2 million. At June 30, 2011, the Bank had $3.7 million in outstanding commitments to sell loans. There has been no material change during the three months ended June 30, 2011 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s Employee Stock Ownership Plan, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.3 million at June 30, 2011 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the three-month period ended June 30, 2011.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2011.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $9.1 million at June 30, 2011.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document
		101.SCH	XBRL Taxonomy Extension Schema Document
		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
		101.LAB	XBRL Taxonomy Extension Label Linkbase Document
		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2011	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 12, 2011	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)