Form 10-Q
period 2011-09-30
TF FINANCIAL CORP
filed 2011-11-14
CIK 921051

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 14, 2011

Class	Outstanding
$.10 par value common stock	2,826,397 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TF Financial Corporation and Subsidiaries

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Cash and cash equivalents	$14,475	$7,437
Investment securities	120,483	127,490
Loans receivable, net	504,036	501,528
Loans receivable held for sale	1,696	130
Federal Home Loan Bank stock—at cost	8,060	9,401
Accrued interest receivable	2,580	2,738
Premises and equipment, net	6,658	6,797
Goodwill	4,324	4,324
Bank-owned life insurance	18,349	17,868
Other assets	14,507	14,044
TOTAL ASSETS	$695,168	$691,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$551,678	$550,135
Borrowings from the Federal Home Loan Bank	59,500	61,987
Advances from borrowers for taxes and insurance	1,433	2,166
Accrued interest payable	1,307	1,784
Other liabilities	3,751	2,269
Total liabilities	617,669	618,341

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2011 and December 31, 2010, none issued	-	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,824,034 and 2,822,449 shares outstanding at September 30, 2011 and December 31, 2010, respectively, net of shares in treasury of 2,465,966 and 2,467,551, respectively.	529	529
Additional paid-in capital	54,104	53,964
Unearned ESOP shares	(1,126)	(1,217)
Treasury stock-at cost	(51,189)	(51,220)
Retained earnings	72,747	70,749
Accumulated other comprehensive income	2,434	611
Total stockholders’ equity	77,499	73,416
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,168	$691,757

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest income
Loans, including fees	$6,667	$7,020	$19,946	$21,472
Investment securities
Fully taxable	879	1,020	2,648	3,160
Exempt from federal taxes	362	310	1,080	913
Interest-bearing deposits and other	-	-	1	2

TOTAL INTEREST INCOME	7,908	8,350	23,675	25,547

Interest expense
Deposits	1,430	1,757	4,328	5,593
Borrowings	473	731	1,537	2,372

TOTAL INTEREST EXPENSE	1,903	2,488	5,865	7,965

NET INTEREST INCOME	6,005	5,862	17,810	17,582

Provision for loan losses	528	1,180	2,878	2,741

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,477	4,682	14,932	14,841

Non-interest income
Service fees, charges and other operating income	298	404	1,242	1,296
Bank-owned life insurance	160	170	481	509
Gain on sale of investments	-	-	210	7
Gain on sale of loans	125	353	292	465
Loss on foreclosed real estate	(254)	-	(254)	(137)

TOTAL NON-INTEREST INCOME	329	927	1,971	2,140

Non-interest expense
Employee compensation and benefits	2,584	2,269	7,952	7,636
Occupancy and equipment	699	774	2,253	2,256
Professional fees	263	196	1,065	680
Marketing and advertising	88	152	257	392
FDIC insurance premiums	142	233	526	686
Other operating	636	603	1,945	1,760

TOTAL NON-INTEREST EXPENSE	4,412	4,227	13,998	13,410

INCOME BEFORE INCOME TAXES	1,394	1,382	2,905	3,571

Income taxes	314	373	508	878

NET INCOME	$1,080	$1,009	$2,397	$2,693

Earnings per share—basic	$0.40	$0.38	$0.89	$1.01
Earnings per share—diluted	$0.40	$0.38	$0.89	$1.01
Dividends paid per share	$0.05	$0.19	$0.15	$0.58

The accompanying notes are an integral part of these statements

TF Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,397	$2,693
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and impairment adjustment of mortgage loan servicing rights	296	418
Premiums and discounts on investment securities, net	87	59
Premiums and discounts on mortgage-backed securities, net	128	63
Deferred loan origination costs, net	122	114
Provision for loan losses	2,878	2,741
Depreciation of premises and equipment	647	645
Increase in value of bank-owned life insurance	(481)	(509)
Stock based compensation	262	231
Proceeds from sale of loans originated for sale	15,748	27,326
Origination of loans held for sale	(17,156)	(27,087)
Loss on foreclosed real estate	254	137
Gain on sale of:
Investments	(210)	(7)
Loans held for sale	(292)	(465)
(Increase) decrease in:
Accrued interest receivable	158	118
Other assets	900	411
Increase (decrease) in:
Accrued interest payable	(477)	(1,021)
Other liabilities	533	(1,426)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,794	4,441

INVESTING ACTIVITIES
Loan originations	(76,036)	(59,604)
Loan principal payments	68,123	65,106
Proceeds from sale of foreclosed real estate	724	799
Proceeds from maturities of investment securities available for sale	3,860	590
Principal repayments on mortgage-backed securities held to maturity	482	462
Principal repayments on mortgage-backed securities available for sale	20,990	20,649
Proceeds from sale of investment securities available for sale	3,534	60
Proceeds from sale of mortgage-backed securities available for sale	1,518	-
Purchase of investment securities available for sale	(4,112)	(8,681)
Purchase of mortgage-backed securities available for sale	(16,596)	(13,995)
Purchase of premises and equipment	(508)	(1,910)
Redemption of Federal Home Loan Bank stock	1,341	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,320	3,476

	For the nine months ended September 30,
	2011	2010
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in customer deposits	1,543	(154)
Proceeds of long-term FHLB borrowings	6,573	12,884
Repayment of long-term FHLB borrowings	(19,944)	(24,454)
Net increase in short term FHLB borrowings	10,884	-
Net decrease in advances from borrowers for taxes and insurance	(733)	(746)
Exercise of stock options	-	177
Tax benefit arising from stock compensation	-	17
Common stock dividends paid	(399)	(1,526)
NET CASH USED BY FINANCING ACTIVITIES	(2,076)	(13,802)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,038	(5,885)

Cash and cash equivalents at beginning of period	7,437	12,801

Cash and cash equivalents at end of period	$14,475	$6,916

Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$6,342	$8,986
Income taxes	$300	$1,462
Non-cash transactions:
Capitalization of mortgage servicing rights	$136	$231
Transfers from loans to foreclosed real estate	$2,405	$1,793
Securities available for sale purchased not settled	$-	$175

The accompanying notes are an integral part of these statements

 TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2011 (unaudited) and December 31, 2010 and for the nine month periods ended September 30, 2011 and 2010 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries Third Federal Bank (the “Bank”), TF Investments Corporation and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $2.1 million and $1.8 million for the three months ended September 30, 2011 and 2010. The components of other comprehensive income are as follows for the three months ended:

	September 30, 2011
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,524	$(518)	$1,006
Pension plan benefit adjustment related to actuarial losses	30	(11)	19
Other comprehensive income, net	$1,554	$(529)	$1,025

	September 30, 2010
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,126	$(381)	$745
Pension plan benefit adjustment related to actuarial losses	42	(14)	28
Other comprehensive income, net	$1,168	$(395)	$773

Total comprehensive income was $4.2 million and $3.9 million for the nine months ended September 30, 2011 and 2010. The components of other comprehensive income are as follows for the nine months ended:

	September 30, 2011
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$2,884	$(980)	$1,904
Reclassification adjustment for gains realized in net income	(210)	71	(139)
Pension plan benefit adjustment related to prior service costs and actuarial losses	88	(30)	58
Other comprehensive income, net	$2,762	$(939)	$1,823

	September 30, 2010
	Before tax amount	Tax (expense)	Net of tax amount
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during period	$1,720	$(586)	$1,134
Reclassification adjustment for gains realized in net income	(7)	2	(5)
Pension plan benefit adjustment related to actuarial losses	117	(39)	78
Other comprehensive income, net	$1,830	$(623)	$1,207

NOTE 5—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Three months ended September 30, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,080	2,704,350	$0.40
Effect of dilutive securities
Stock options and grants	-	818	-

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,080	2,705,168	$0.40

	Nine months ended September 30, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$2,397	2,700,845	$0.89
Effect of dilutive securities
Stock options and grants	-	716	-

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,397	2,701,561	$0.89

There were 64,407 options to purchase shares of common stock at a price range of $24.12 to $32.51 per share which were outstanding during the three and nine months ended September 30, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	Three months ended September 30, 2010
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,009	$2,687,439	$0.38
Effect of dilutive securities
Stock options and grants	-	-	-

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,009	$2,687,439	$0.38

	Nine months ended September 30, 2010
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$2,693	$2,678,920	$1.01
Effect of dilutive securities
Stock options and grants	-	-	-

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,693	$2,678,920	$1.01

There were 203,574 options to purchase shares of common stock at a price range of $19.33 to $32.51 per share which were outstanding during the three and nine months ended September 30, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities at September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$5,992	$58	$-	$6,050
State and political subdivisions	47,521	3,885	(2)	51,404
Residential mortgage-backed securities issued by quasi-governmental agencies	48,973	1,806	-	50,779
Residential mortgage-backed securities privately issued	9,367	208	(15)	9,560
Total investment securities available for sale	111,853	5,957	(17)	117,793

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,690	335	-	3,025

Total investment securities	$114,543	$6,292	$(17)	$120,818

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$6,000	$59	$-	$6,059
Corporate debt securities	3,340	223	-	3,563
State and political subdivisions	47,348	1,120	(260)	48,208
Residential mortgage-backed securities issued by quasi-governmental agencies	50,942	1,950	(6)	52,886
Residential mortgage-backed securities privately issued	13,425	224	(44)	13,605
Total investment securities available for sale	121,055	3,576	(310)	124,321

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	3,169	341	-	3,510
Total investment securities	$124,224	$3,917	$(310)	$127,831

Gross realized gains were $210,000 for the nine months ended September 30, 2011. These gains resulted from proceeds from the sale of investment and mortgage-backed securities of $5.1 million. Gross realized gains were $7,000 for the nine months ended September 30, 2010. These gains resulted from proceeds from the sale of an investment in equity securities of $60,000.

    The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	September 30, 2011
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(in thousands)
Investment securities
Due in one year or less	$424	$431	$-	$-
Due after one year through five years	10,405	10,845	-	-
Due after five years through 10 years	26,821	28,758	-	-
Due after ten years	15,863	17,420	-	-
	53,513	57,454	-	-

Mortgage-backed securities	58,340	60,339	2,690	3,025
Total investment and mortgage-backed securities	$111,853	$117,793	$2,690	$3,025

    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011:

	Number	Less than		12 months		Total
	of	12 months		or longer
Description of securities	securities	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
State and political subdivisions	1	$-	$-	$173	$(2)	$173	$(2)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	435	(1)	-	-	435	(1)
Residential mortgage-backed securities privately issued	3	3,985	(14)	-	-	3,985	(14)
Total temporarily impaired securities	5	$4,420	$(15)	$173	$(2)	$4,593	$(17)

     The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Number	Less than		12 months		Total
	of	12 months		or longer
Description of securities	securities	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
State and political subdivisions	17	$14,210	$(260)	$-	$-	$14,210	$(260)
Residential mortgage-backed securities issued by quasi-governmental agencies	1	3,027	(6)	-	-	3,027	(6)
Residential mortgage-backed securities privately issued	3	7,048	(44)	-	-	7,048	(44)
Total temporarily impaired securities	21	$24,285	$(310)	$-	$-	$24,285	$(310)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”).  The Company has   performed this evaluation and has determined that the unrealized losses at September 30, 2011 and December 31, 2010, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 7—LOANS RECEIVABLE

Loans receivable are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Held for investment:
First mortgage loans
Secured by one-to four-family residences	$278,325	$269,077
Secured by non-residential properties or non—owner occupied residential properties	145,099	137,307
Construction loans	18,636	18,799
Total first mortgage loans	442,060	425,183

Other loans
Commercial-business, real estate secured	18,454	26,603
Commercial-business, non-real estate secured	4,587	5,575
Home equity and second mortgage	45,478	49,430
Other consumer	2,056	2,407
Total other loans	70,575	84,015

Total loans	512,635	509,198
Net deferred loan origination costs and unamortized premiums	987	658
Less allowance for loan losses	(9,586)	(8,328)
Total loans receivable	$504,036	$501,528

Held for sale:
First mortgage loans
Secured by one-to four-family residences	$1,696	$130

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

Commercial credit exposure-credit risk profile by internally assigned grade
September 30, 2011

	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Secured by non-residential properties or non—owner occupied residential properties	$125,786	$12,920	$6,393	$-	$145,099
Construction loans	4,445	5,099	9,092	-	18,636
Commercial-business, real estate secured	7,159	102	11,193	-	18,454
Commercial-business, non-real estate secured	4,426	-	161	-	4,587
Total	$141,816	$18,121	$26,839	$-	$186,776

Commercial credit exposure-credit risk profile by internally assigned grade
December 31, 2010

	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Secured by non-residential properties or non—owner occupied residential properties	$108,484	$19,299	$9,524	$-	$137,307
Construction loans	3,482	6,269	9,048	-	18,799
Commercial-business, real estate secured	15,778	1,007	9,818	-	26,603
Commercial-business, non-real estate secured	5,531	-	-	44	5,575
Total	$133,275	$26,575	$28,390	$44	$188,284

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

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

Mortgage and consumer credit exposure-credit risk profile by payment activity
September 30, 2011

	Performing	Non-performing	Total
	(in thousands)
Secured by one-to four-family residences	$273,181	$5,144	$278,325
Home equity and second mortgage	45,202	276	45,478
Other	2,056	-	2,056
Total	$320,439	$5,420	$325,859

Mortgage and consumer credit exposure-credit risk profile by payment activity
December 31, 2010

	Performing	Non-performing	Total
	(in thousands)
Secured by one-to four-family residences	$265,459	$3,618	$269,077
Home equity and second mortgage	48,018	1,412	49,430
Other	2,404	3	2,407
Total	$315,881	$5,033	$320,914

In order to assess and monitor the credit risk associated with one-to four-family residential loans and consumer loans which include second mortgage loans and home equity secured lines of credit, the Company relies upon the payment status of the loan. Mortgage and other consumer loans 90 days or more past due are placed on non-accrual status and evaluated for impairment on a pooled basis with the exception of loans with balances in excess of $1 million. An individual impairment analysis is performed using a recent appraisal or current sales contract for mortgage and consumer loans with balances in excess of $1 million that are 90 days or more past due.

The following table presents non-performing loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued by class at:

	September 30, 2011	December 31, 2010
	(in thousands)
Secured by one-to four-family residences	$5,144	$3,618
Secured by non-residential properties or non—owner occupied residential properties	1,214	4,993
Construction loans	5,707	4,307
Commercial-business, real estate secured	4,601	4,601
Commercial-business, non-real estate secured	161	44
Home equity and second mortgage	276	1,412
Other consumer	-	3
Total non-performing loans	$17,103	$18,978
Total loans past due 90 days as to interest or principal and accruing interest	$-	$-

The following table presents loans individually evaluated for impairment by class:

	September 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Secured by one-to four- family residences	$1,252	$1,252	$217	$626	$-
Secured by non-residential properties or non-owner occupied residential properties	-	-	-	1,091	-
Construction loans	5,707	5,707	2,777	5,252	-
Commercial-business, real estate secured	2,605	2,605	846	2,605	-
Commercial-business, non-real estate secured	161	161	80	86	-

With no allowance recorded:
Secured by one-to four- family residences	1,874	1,874	-	1,276	-
Secured by non-residential properties or non-owner occupied residential properties	910	910	-	1,648	-
Construction loans	-	-	-	210	-
Commercial-business, real estate secured	1,996	1,996	-	1,996	-
Total	$14,505	$14,505	$3,920	$14,790	$-

	December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Secured by non-residential properties or non-owner occupied residential properties	$1,855	$1,855	$218	$925	$-
Construction loans	3,887	3,887	1,627	3,887	-
Commercial-business, real estate secured	2,605	2,605	373	1,563	-
Commercial-business, non-real estate secured	44	44	44	18	-

With no allowance recorded:
Secured by non-residential properties or non-owner occupied residential properties	2,830	2,830	-	3,479	-
Construction loans	420	420	-	492	-
Commercial-business, real estate secured	1,996	1,996	-	4,717	-
Commercial-business, non-real estate secured	-	-	-	22	-
Total	$13,637	$13,637	$2,262	$15,103	$-

The following table presents the contractual aging of delinquent loans by class at September 30, 2011:

	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Secured by one-to four- family residences	$274,269	$244	$-	$3,812	$4,056	$278,325	$-
Secured by non-residential properties or non—owner occupied residential properties	143,885	-	-	1,214	1,214	145,099	-
Construction loans	14,749	-	-	3,887	3,887	18,636	-
Commercial-business, real estate secured	13,853	-	-	4,601	4,601	18,454	-
Commercial-business, non- real estate secured	4,581	-	-	6	6	4,587	-
Home equity and second mortgage	45,142	27	33	276	336	45,478	-
Other	2,044	12	-	-	12	2,056	-
Total	$498,523	$283	$33	$13,796	$14,112	$512,635	$-

The following table presents the contractual aging of delinquent loans by class at December 31, 2010:

	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Secured by one-to four- family residences	$267,885	$424	$26	$742	$1,192	$269,077	$-
Secured by non-residential properties or non—owner occupied residential properties	131,566	748	754	4,239	5,741	137,307	-
Construction loans	14,492	-	-	4,307	4,307	18,799	-
Commercial-business, real estate secured	18,877	3,125	-	4,601	7,726	26,603	-
Commercial-business, non- real estate secured	5,531	-	-	44	44	5,575	-
Home equity and second mortgage	48,285	60	9	1,076	1,145	49,430	-
Other	2,381	13	10	3	26	2,407	-
Total	$489,017	$4,370	$799	$15,012	$20,181	$509,198	$-

Activity in the allowance for loan losses for the nine months ended September 30, 2011 is summarized as follows:

	Balance January 1, 2011	Provision	Charge- offs	Recoveries	Balance September 30, 2011
	(in thousands)
Secured by one-to four- family residences	$1,839	$(10)	$(172)	$2	$1,659
Secured by non-residential properties or non—owner occupied residential properties	2,124	1,132	(1,186)	-	$2,070
Construction loans	2,479	1,148	-	1	$3,628
Commercial-business, real estate secured	974	364	-	-	$1,338
Commercial-business, non-real estate secured	77	197	(44)	6	$236
Home equity and second mortgage	607	82	(221)		$468
Other consumer	16	9	(12)	6	$19
Unallocated	212	(44)	-	-	$168
Total	$8,328	$2,878	$(1,635)	$15	$9,586

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment.

Changes in the allowance for credit losses for the nine months ended September 30, 2010 were as follows:

2010
(in thousands)
Balance at January 1,	$5,215
Provision charged to income	2,741
Charge-offs:
Secured by one-to-four family residence	(10)
Secured by non-residential properties or non-owner occupied	(174)
Commercial-business, non-real estate secured	(146)
Home equity and second mortgage	(28)
Recoveries:
Other consumer	8
Balance at September 30,	$7,606

Loans receivable includes certain loans that have been modified in a trouble debt restructuring (TDR), where economic concessions have been granted to borrowers experiencing financial difficulties. The objective for granting the concessions is to maximize the recovery of the investment in the loan and may include reductions in the interest rate, payment extensions, forgiveness of interest or principal, forbearance or other actions. TDRs are classified as nonperforming at the time of restructuring and typically return to performing status after considering the borrower’s repayment performance for a reasonable period of time, usually six months.

Loans modified in a TDR are evaluated for impairment similar to other impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral less selling costs for collateral dependent loans. If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an increase to the allowance for loan losses. In periods subsequent to modification, TDRs are evaluated for possible additional impairment.

The following table presents loans classified as TDRs segregated by class for the periods indicated:

	Trouble Debt Restructuring
	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
		(in thousands)			(in thousands)
Secured by one-to four-family residences	2	$510	$507	2	$510	$507
Total	2	$510	$507	2	$510	$507

There were no troubled debt restructurings that subsequently defaulted during the three and nine-month periods end September 30, 2011.

 The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of September 30, 2011:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)

Secured by one-to-four family residences	$217	$1,442	$1,659
Secured by non-residential properties or non—owner occupied residential properties	-	2,070	2,070
Construction loans	2,777	851	3,628
Commercial-business, real estate secured	846	492	1,338
Commercial-business, non-real estate secured	80	156	236
Home equity and second mortgage	-	468	468
Other consumer	-	19	19
Unallocated	-	168	168
Total	$3,920	$5,666	$9,586

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)

Secured by one-to-four family residences	$3,126	$275,199	$278,325
Secured by non-residential properties or non—owner occupied residential properties	910	144,189	145,099
Construction loans	5,707	12,929	18,636
Commercial-business, real estate secured	4,601	13,853	18,454
Commercial-business, non-real estate secured	161	4,426	4,587
Home equity and second mortgage	-	45,478	45,478
Other consumer	-	2,056	2,056
Total	$14,505	$498,130	$512,635

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of December 31, 2010:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)

Secured by one-to-four family residences	$-	$1,839	$1,839
Secured by non-residential properties or non—owner occupied residential properties	218	1,906	2,124
Construction loans	1,627	852	2,479
Commercial-business, real estate secured	373	601	974
Commercial-business, non-real estate secured	44	33	77
Home equity and second mortgage	-	607	607
Other consumer	-	16	16
Unallocated	-	212	212
Total	$2,262	$6,066	$8,328

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)

Secured by one-to-four family residences	$-	$269,077	$269,077
Secured by non-residential properties or non—owner occupied residential properties	4,685	132,622	137,307
Construction loans	4,307	14,492	18,799
Commercial-business, real estate secured	4,601	22,002	26,603
Commercial-business, non-real estate secured	44	5,531	5,575
Home equity and second mortgage	-	49,430	49,430
Other consumer	-	2,407	2,407
Total	$13,637	$495,561	$509,198

NOTE 8- FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.  Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

At September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$-	$6,050	$-	$6,050
State and political subdivisions	-	51,404	-	51,404
Residential mortgage-backed securities issued by quasi- governmental agencies	-	50,779	-	50,779
Residential real estate mortgage - backed securities privately issued	-	9,560	-	9,560
Total investment securities available for sale	$-	$117,793	$-	$117,793

Liabilities
Forward loan sales	$-	$-	$21	$21

At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$-	$6,059	$-	$6,059
Corporate debt securities		3,563	-	3,563
State and political subdivisions	-	48,208	-	48,208
Residential mortgage-backed securities issued by quasi-governmental agencies	-	52,886	-	52,886
Residential real estate mortgage - backed securities privately issued	-	13,605	-	13,605
Total investment securities available for sale	$-	$124,321	$-	$124,321

Forward loan sales	$-	$-	$3	$3

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

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Forward loan sales
(in thousands)
Beginning balance, January 1, 2011	$3
Total losses— realized/unrealized:
Included in earnings	(24)
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Ending balance, September 30, 2011	$(21)

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level are summarized below (in thousands):

At September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
	(in thousands)
Assets
Impaired loans	$-	$-	$10,585	$10,585
Real estate acquired through foreclosure	-	-	8,909	8,909
Mortgage servicing rights	-	718	-	718

At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Impaired loans	$-	$-	$11,375	$11,375
Real estate acquired through foreclosure	-	-	7,482	7,482
Mortgage servicing rights	-	878	-	878

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

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $954,000 and $997,000 at September 30, 2011 and December 31, 2010, respectively. The fair value of the mortgage servicing rights was $718,000 and $878,000 at September 30, 2011 and December 31, 2010, respectively and was included in other assets in the consolidated balance sheets.

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

	September 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Cash and cash equivalents	$14,475	$14,475	$7,437	$7,437
Investment securities	120,818	120,483	127,831	127,490

The fair value of the loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable, net also include loans receivable held for sale.

	September 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Loans receivable, net	$538,052	$505,732	$518,324	$501,658

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

	September 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Liabilities
Deposits with stated maturities	$188,033	$185,460	$206,791	$204,159
Borrowings with stated maturities	60,939	59,500	63,811	61,987

The fair value of deposits and borrowings with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). The fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amount.

	September 30, 2011		December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
	(in thousands)
Deposits with no stated maturities	$366,218	$366,218	$345,976	$345,976

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s deposits is required.

 NOTE 10- SHARE-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At September 30, 2011, there was $56,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company stock option plan. That cost is expected to be recognized over a weighted average period of 12.7 months. Option activity under the Company’s stock option plan as of September 30, 2011 was as follows:

	2011
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2011	126,257	$24.04
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	2,100	25.71
Outstanding at September 30, 2011	124,157	$24.01	2.59	$-
Options exercisable at September 30, 2011	97,263	$25.19	2.19	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:

	September 30,
	2011	2010
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$-	$76
Cash receipts from options exercised	-	177

 In July of 2011, the Company issued stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan and is included as a component of share-based compensation.  The following tables provide information regarding the Company’s share-based compensation expense for the three months ended:

	September 30,
	2011	2010
	(in thousands)
Share-based compensation expense
Director fees	$34	$-
Stock grant expense	3	4
Stock option expense	8	13
Employee Stock Ownership Plan ("ESOP") expense	53	51
Total share-based compensation expense	$98	$68

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $9,000 and $11,000 for the three months ended September 30, 2011 and 2010, respectively. Share-based compensation expense related to stock options resulted in a tax benefit of $2,000 and $5,000 for the three months ended September 30, 2011 and 2010, respectively.

The following tables provide information regarding the Company’s share-based compensation expense for the nine months ended:

	September 30,
	2011	2010
	(in thousands)
Share-based compensation expense
Director fees	$34	$-
Stock grant expense	9	12
Stock option expense	24	39
Employee Stock Ownership Plan ("ESOP") expense	168	145
Total share-based compensation expense	$235	$196

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $27,000 and $33,000 for the nine months ended September 30, 2011 and 2010, respectively.

Share-based compensation expense related to stock options resulted in a tax benefit of $9,000 and $13,000 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 11- EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following (in thousands):

	Three months ended September 30,
	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$141	$138
Interest cost	82	74
Expected return on plan assets	(156)	(141)
Recognized net actuarial loss	30	42

Net periodic benefit cost	$97	$113

	Nine months ended September 30,
	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$424	$415
Interest cost	246	222
Expected return on plan assets	(466)	(414)
Recognized net actuarial loss	88	117

Net periodic benefit cost	$292	$340

There was no employer contribution for the nine months ended September 30, 2011 and 2010.

NOTE 12 — ACCOUNTING STANDARDS UPDATE

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has adopted the guidance and has included the required disclosures in Note7-Loans Receivable.

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

In September 2011, the FASB issued an accounting update, “Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment”.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This accounting update is not expected to have a significant impact on the Company’s financial statements.

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

Financial Position

The Company’s total assets at September 30, 2011 and December 31, 2010 were $695.2 million and $691.8 million, respectively, representing an increase of $3.4 million during the nine-month period. Loans receivable, net increased by $2.5 million during the first nine months of 2011. Originations of consumer and single-family residential mortgage loans totaling $49.4 million and commercial loans totaling $26.6 million were offset by principal repayments of $68.1 million. The Company increased the allowance for loan losses by $2.9 million and transferred $2.4 million from loans to real estate acquired through foreclosure. Loans receivable held for sale increased $1.6 million as originations of loans for sale in the secondary market of $17.2 million were offset by of proceeds of $15.7 million from loan sales. Investment securities decreased by $7.0 million due to principal repayments received of $21.5 million, security sales of $4.8 million, security maturities of $3.9 million and net premium amortization of $200,000 that were offset by security purchases of $20.7 million and increases in the fair value of available for sale securities of $2.7 million. As a result of the Company’s cash-related activities, cash and cash equivalents increased by $7.0 million during the first nine months of 2011. The increase in other assets was caused by a foreclosure action against a single borrower that resulted in the acquisition of 35 residential properties totaling $1.4 million.  At September 30, 2011, real estate acquired through foreclosure totaled $8.9 million and was comprised of one parcel of unimproved raw land, a commercial property and 40 residential properties.

Total liabilities decreased by $0.7 million during the first nine months of 2011. Advances from the Federal Home Loan Bank decreased by $2.5 million, the result of scheduled amortization and maturities of $20.0 million offset by the proceeds of long term advances of $6.6 million and short term borrowings of $10.9 million. Deposit balances increased $1.5 million during the period with checking, money market and savings accounts increasing by $20.2 million while retail certificates of deposit decreased $18.7 million.

Total consolidated stockholders’ equity of the Company was $77.5 million or 11.2% of total assets at September 30, 2011.  At September 30, 2011, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing assets include real estate owned which is carried at estimated fair value and non-performing loans. Non-performing loans include impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued.  The following table sets forth information regarding the Company’s non performing assets:

Non-Performing Assets	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands)
Mortgage secured by:
One-to four- family residences	$5,144	$3,618	$1,470
Non-residential properties or non—owner occupied residential properties	1,214	4,993	4,239
Construction loans	5,707	4,307	4,241
Commercial-business, real estate secured	4,601	4,601	10,467
Commercial-business, non-real estate secured	160	44	1,128
Home equity and second mortgage	277	1,412	-
Other consumer	-	3	-
Total non-performing loans	17,103	18,978	21,545
Real estate owned	8,909	7,482	2,153
Total non-performing assets	$26,012	$26,460	$23,698
Total loans 90 days or more past due as to interest or principal and accruing interest	$-	$-	$-
Ratio of non-performing loans to gross loans	3.32%	3.72%	4.08%
Ratio of non-performing loans to total assets	2.46%	2.74%	3.07%
Ratio of total non-performing assets to total assets	3.74%	3.83%	3.37%

Non-performing loans secured by one-to four-family residential properties include a loan with a balance of $1.9 million secured by a residential property. The borrower has listed the property for sale and will apply the proceeds toward the outstanding loan balance. A recent appraisal indicates a fair value in excess of the recorded investment in the loan. The Bank has initiated foreclosure proceedings. In addition, this category also includes a loan with a balance of $1.3 million for which the Bank has allocated $217,000 of the allowance for loan losses to this loan, equal to the difference between the loan balance and the fair value less estimated selling costs.

Non-performing construction loans include a loan with a balance of $2.4 million, secured by a largely completed commercial office building, and the personal guarantee of the borrowers. The Bank has allocated $1.2 million of the allowance for loan losses to this loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. On October 19, 2011, the Bank acquired the property through foreclosure and is in the process of listing the property for sale.  The charge to the allowance is anticipated to approximate the amount that the Bank has allocated to this loan.

Also included in construction loans is a loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence.  The Bank has allocated to this loan $0.9 million of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Construction loans also include a loan with a balance of $1.8 million secured by five contiguous lots approved for construction of commercial and residential buildings. The Bank allocated $0.7 million of the allowance for loan losses equal to the difference between the loan balance and a recent appraisal. The borrower is attempting to sell the properties and apply the proceeds towards the outstanding loan balance.

Commercial-business loans secured by real estate include a loan with a balance of $2.6 million secured by a parcel of vacant land approved for townhome development. The Bank has allocated $0.9 million of the allowance for loan losses to the loan, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell.  On November 1, 2011 the Bank acquired the property through foreclosure and is in the process of listing the property for sale.

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

Foreclosed property at September 30, 2011 included 42 parcels of real estate with a combined carrying value of $8.9 million. During the second quarter of 2011, the Bank completed foreclosure proceedings on 4 loans that were secured by 35 residential rental properties located in the greater Philadelphia area. Subsequent to foreclosure the Bank was able to gain access to the properties to ascertain physical inspection and appraisals of the properties. The recording of the fair value of these properties resulted in a charge to the allowance for loan loss of $1.0 million.  Also during 2011, the Bank foreclosed on a home equity loan secured by a single family dwelling valued at $0.8 million which resulted in a charge to the allowance of $0.2 million. During the first nine months of 2011, the Bank sold three single family dwellings acquired through foreclosure with a recorded value of $0.7 million which approximated the carrying value of the assets. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net Income. The Company recorded net income of $1.1 million, or $0.40 per diluted share, for the three months ended September 30, 2011 as compared to net income of $1.0 million, or $0.38 per diluted share, for the three months ended September 30, 2010.

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
	Three Months Ended September 30,
	2011				2010
	Average balance	Interest		Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$502,574	$6,667		5.26%	$522,181	$7,020		5.33%
Mortgage-backed securities	66,283	702		4.20%	79,070	886		4.45%
Investment securities(2)	67,662	705		4.13%	59,077	586		3.94%
Other interest-earning assets(3)	3,237	-	*	0.00%	10,122	-	*	0.00%
Total interest-earning assets	639,756	8,074		5.01%	670,450	8,492		5.03%
Non interest-earning assets	53,907				42,716
Total assets	$693,663				$713,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$555,713	1,430		1.02%	$556,314	1,757		1.25%
Borrowings from the FHLB	54,709	473		3.43%	75,130	731		3.86%
Total interest-bearing liabilities	610,422	1,903		1.24%	631,444	2,488		1.56%
Non interest-bearing liabilities	7,075				7,744
Total liabilities	617,497				639,188
Stockholders’ equity	76,166				73,978
Total liabilities and stockholders’ equity	$693,663				$713,166
Net interest income—tax equivalent basis		6,171				6,004
Interest rate spread(4)-tax equivalent basis				3.77%				3.47%
Net yield on interest-earning assets(5) —tax equivalent basis				3.83%				3.55%
Ratio of average interest-earning assets to average interest-bearing liabilities				104.81%				106.18%
Less: tax—equivalent interest adjustments		(166)				(142)
Net interest income		$6,005				$5,862
Interest rate spread(4)				3.67%				3.38%
Net yield on interest-earning assets(5)				3.72%				3.47%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $166,000 and $142,000 for the quarter ended September 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Three months ended September 30
	2011 vs 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(261)	$(92)	$(353)
Mortgage-backed securities	(137)	(47)	(184)
Investment securities (1)	88	31	119
Other interest-earning assets	-	-	-
Total interest-earning assets	(310)	(108)	(418)
Interest expense:
Deposits	(2)	(325)	(327)
Borrowings from the FHLB	(183)	(75)	(258)

Total interest-bearing liabilities	(185)	(400)	(585)
Net change in net interest income	$(125)	$292	$167

(1)
Tax equivalent adjustments to interest on investment securities were $166,000 and $142,000 for the quarters ended September 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $418,000 or 4.9% to $8.1 million for the quarter ended September 30, 2011 compared with the third quarter of 2010. Interest income from loans receivable decreased by $353,000, the result of a $19.6 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 7 basis points. The decrease in the yield was caused by the effect of new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced. Interest income from mortgage-backed securities was lower in the quarter in comparison to the same period of 2010 mainly because principal repayments and sales of $31.0 million exceeded purchases of $19.6 million during the intervening period. Additionally, the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities. Interest income from investment securities was higher as purchases of $13.3 million of investments exceeded sales and maturities of investment securities totaling $7.5 million during the intervening period.

Total Interest Expense. Total interest expense decreased by $585,000 to $1.9 million during the three-month period ended September 30, 2011 as compared with the corresponding quarter of 2010. The average interest rates paid on the Bank’s deposits were 23 basis points lower in 2011 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $258,000 between the third quarter of 2011 and 2010. During the intervening period, the Bank reduced its average outstanding borrowings by $20.4 million including the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 43 basis points lower.

Non-interest income. Total non-interest income was $329,000 for the third quarter of 2011 compared with $927,000 for the same period in 2010.  Net losses resulting from valuation adjustments and disposition of real estate acquired through foreclosure totaled $254,000 while there were no such losses in the third quarter of 2010. Gain on the sale of loans in the secondary market was $228,000 lower in the third quarter of 2011 when compared to the same quarter of 2010. Service fees and other charges decreased $106,000 between the quarters. Fair value adjustments to mortgage servicing rights reduced loan servicing income between the quarters by $121,000.

Non-interest expense. Total non-interest expense increased by $185,000 to $4.4 million for the three months ended September 30, 2011 compared to the same period in 2010. Employee compensation and benefits increased $315,000 mainly because various bonus and incentive compensation programs for 2010 were suspended in the third quarter of 2010 resulting in a reversal of $235,000 of compensation previously expensed through June 30, 2010. During 2011, such plans have not been suspended and $121,000 for these plans was included in compensation and benefits expense during the third quarter of 2011. Professional fees increased $67,000 between the two periods due to increased legal costs associated with non-performing loans and foreclosures of $33,000 and professional services associated with the holding company consultants of $32,000. Other operating expense increased $33,000 as a result of increased costs of $52,000 associated with maintenance of real estate acquired through foreclosure. FDIC insurance premiums decreased by $91,000 between the two quarters due to a change in the method of premium assessment. Prior to the second quarter, premium assessment was based solely on deposit balances whereas beginning in the second quarter of 2011 under the new rules, the deposit insurance assessment base will be a bank's average total assets less its average tangible equity, with adjustments for brokered deposits and unsecured debt. Office and occupancy costs decreased $75,000 in part due to the relocation of retail support services from a rented facility to a bank owned office. Marketing and advertising expenses decreased $64,000 between the two quarters as marketing-related activities were streamlined during the period.

Income tax expense. The Company’s effective tax rate was 22.5% for the quarter ended September 30, 2011 compared to 27.0% for the quarter ended September 30, 2010. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net Income. The Company recorded net income of $2.4 million, or $0.89 per diluted share, for the nine months ended September 30, 2011 as compared to net income of $2.7 million, or $1.01 per diluted share, for the nine months ended September 30, 2010.

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

	Nine Months Ended September 30,
	2011			2010
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$501,052	$19,946	5.32%	$524,734	$21,472	5.47%
Mortgage-backed securities	65,541	2,068	4.22%	80,538	2,782	4.62%
Investment securities(2)	67,714	2,155	4.25%	56,956	1,709	4.01%
Other interest-earning assets(3)	4,970	1	0.03%	10,112	2	0.03%
Total interest-earning assets	639,277	24,170	5.05%	672,340	25,965	5.16%
Non interest-earning assets	49,759			42,050
Total assets	$689,036			$714,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$549,364	4,328	1.05%	$554,259	5,593	1.35%
Borrowings from the FHLB	57,688	1,537	3.56%	78,684	2,372	4.03%
Total interest-bearing liabilities	607,052	5,865	1.29%	632,943	7,965	1.68%
Non interest-bearing liabilities	6,867			8,240
Total liabilities	613,919			641,183
Stockholders’ equity	75,117			73,207
Total liabilities and stockholders’ equity	$689,036			$714,390
Net interest income—tax equivalent basis		18,305			18,000
Interest rate spread(4)-tax equivalent basis			3.76%			3.48%
Net yield on interest-earning assets(5) —tax equivalent basis			3.83%			3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.31%			106.22%
Less: tax—equivalent interest adjustments		(495)			(418)
Net interest income		$17,810			$17,582
Interest rate spread(4)			3.66%			3.40%
Net yield on interest-earning assets(5)			3.72%			3.50%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $495,000 and $418,000 for the nine months ended September 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	Nine months ended September 30
	2011 vs 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(953)	$(573)	$(1,526)
Mortgage-backed securities	(487)	(227)	(714)
Investment securities (1)	338	108	446
Other interest-earning assets	(1)	-	(1)
Total interest-earning assets	(1,103)	(692)	(1,795)
Interest expense:
Deposits	(49)	(1,216)	(1,265)
Borrowings from the FHLB	(582)	(253)	(835)

Total interest-bearing liabilities	(631)	(1,469)	(2,100)
Net change in net interest income	$(472)	$777	$305

(1)
Tax equivalent adjustments to interest on investment securities were $495,000 and $418,000 for the nine months ended September 30, 2011 and 2010, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.8 million or 6.9% to $24.2 million for the nine months ended September 30, 2011 compared with the first nine months of 2010. Interest income from loans receivable decreased by $1.5 million, the result of a $23.7 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 15 basis points. The decrease in the yield was caused by an increase in non-performing loans between the periods which reduced interest income from loans by $253,000.  Also, new loans added to the portfolio during the period have a lower yield than the existing portfolio loans that matured or refinanced.  Interest income from mortgage-backed securities was lower in 2011 in comparison to the same period of 2010 mainly because principal repayments and sales of $21.1 million exceeded purchases of $19.6 million during the intervening period. Additionally, the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities. Interest income from investment securities was higher as a result of purchases of $13.3 million of higher yielding investments that exceeded sales and maturities of $7.5 million during the intervening period resulting in an increase in the yield of 24 basis points.

Total Interest Expense. Total interest expense decreased by $2.1 million to $5.9 million during the nine-month period ended September 30, 2011 as compared with the same period in 2010. The average interest rates paid on the Bank’s deposits were 30 basis points lower in 2011 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $835,000 between 2010 and 2011. During the intervening period, the Bank reduced its average outstanding borrowings by $21.0 million, including the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 47 basis points lower.

Non-interest income. Total non-interest income was $2.0 million for the first nine months of 2011 compared with $2.1 million for the same period in 2010. Gain on the sale of loans in the secondary market was $173,000 lower in 2011 when compared to the same period of 2010. Net losses resulting from valuation adjustments and disposition of real estate acquired through foreclosure were $117,000 greater in 2011 versus 2010. Offsetting these decreases was a gain on the sale of investment securities which was $203,000 higher in 2011.

Non-interest expense. Total non-interest expense increased by $588,000 to $14.0 million for the nine months ended September 30, 2011 compared to the same period in 2010. Employee compensation and benefits increased $316,000 mainly because various bonus and incentive compensation programs for 2010 were suspended in the third quarter of 2010 resulting in a reversal of $235,000 of compensation previously expensed through June 30, 2010. During 2011, such plans have not been suspended and $239,000 for these plans was included in compensation and benefits expense during 2011. Professional fees increased $385,000 between the two periods as legal costs associated with non-performing loans and foreclosures increased $182,000.  Additionally, legal and professional costs were incurred in connection with the Company’s reincorporation in Pennsylvania, the cost of distributing a 5% stock dividend in the first quarter of 2011 and the implementation of the director’ s stock compensation plan. Other operating expense increased $185,000 mainly because of increased appraisal costs associated with nonperforming loans and costs to maintain and liquidate real estate acquired through foreclosure. In contrast, FDIC insurance premiums decreased by $160,000 between the two periods due to change in the method of premium assessment.  Prior to the second quarter of 2011, premium assessment was based solely on deposit balances whereas beginning in the second quarter of 2011 under the new rules, the deposit insurance assessment base will be a bank's average total assets less its average tangible equity, with adjustments for brokered deposits and unsecured debt.  Also, marketing and advertising expenses decreased $135,000 between the two periods as marketing-related activities were streamlined during the period.

Income tax expense. The Company’s effective tax rate was 17.5% for the nine months ended September 30, 2011 compared to 24.6% for the nine months ended September 30, 2010. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’ short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended September 30, 2011 in the ability of the Bank and its subsidiaries to fund their operations.

At September 30, 2011, the Bank had commitments outstanding under letters of credit of $0.7 million, commitments to originate loans of $15.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.2 million. At September 30, 2011, the Bank had $6.0 million in outstanding commitments to sell loans. There has been no material change during the three months ended September 30, 2011 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s Employee Stock Ownership Plan, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.5 million at September 30, 2011 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the three-month period ended September 30, 2011.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2011.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant amount of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $9.6 million at September 30, 2011.

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

Date:	November 14, 2011	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 14, 2011	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)