Form 10-K
period 2011-12-31
TF FINANCIAL CORP
filed 2012-03-27
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2011, was $42.1 million (1,966,100 shares at $21.42 per share).

As of February 27, 2012 there were outstanding 2,833,521 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2011. (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

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

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired 3rd Fed Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was originally incorporated under Delaware law in March 1994 and subsequently reorganized as a Pennsylvania Corporation in May 2011. In 2011, the Bank elected to convert from a federally-regulated and chartered financial institution to a state-chartered savings bank and submitted an election to remain a savings and loan holding company upon conversion. The Bank received approval for this conversion from the State of Pennsylvania on December 27, 2011. The official charter conversion became effective January 30, 2012. As a result, the name of the Bank was changed from Third Federal Bank to 3rd Fed Bank.
The Company is a savings and loan holding company and is subject to regulation by the Pennsylvania Department of Banking (the “ Department of Banking”), the Board of Governors of the Federal Reserve System (the “FRB”), and the Securities and Exchange Commission (the “SEC”). The Company does not transact any material business other than through its direct and indirect subsidiaries: 3rd Fed Bank, Teragon Financial Corporation, Penns Trail Development Corporation, and Third Delaware Corporation. TF Investments Corporation had been a subsidiary of the Company until it was merged into TF Financial Corporation during 2011. At December 31, 2011, the Company had total assets of $681.9 million, total liabilities of $604.5 million and stockholders’ equity of $77.4 million.

BUSINESS OF THE BANK

The Bank is a community oriented Pennsylvania stock savings bank offering a variety of financial services to meet the needs of the communities it serves. The Bank’s deposits are insured up to the maximum amount allowable by the Federal Deposit Insurance Corporation (the “FDIC”).

  As of December 31, 2011 the Bank operated fourteen branch offices in Bucks and Philadelphia Counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to four-family residences in its market area and to invest in mortgage-backed and investment securities.  At December 31, 2011, one-to four-family residential mortgage loans totaled $278.3 million or 55% of the Bank’s total loan portfolio.  At that same date, the Bank had approximately $59.0 million or 9% of total assets invested in mortgage-backed securities and $58.1 million or 9% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.

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

Market Area

The Bank offers a wide range of consumer and business products at its fourteen full service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, and Mercer County in New Jersey. Five of the branch offices are located in Bucks County, the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Seven branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank’s branches in this section of Philadelphia represent a deposit stronghold. The remaining two branches are in Mercer County, New Jersey, which has an expanding population and represents another growth area for the Bank.

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations.  Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area.  Based upon the latest available data, at June 30, 2011 the Company’s share of deposits in each of the counties in which it operates was as follows:

	Market Share for	Market Share for ZIP Codes
County, State	Entire County	Including Company Branches
Philadelphia, Pennsylvania	0.44%	11.09%
Bucks, Pennsylvania	1.56%	5.41%
Mercer, New Jersey	0.81%	8.06%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to four-family residences.  The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans.  At December 31, 2011, the Bank’s mortgage loans outstanding were $435.3 million, of which $278.3 million were secured by first mortgages on one-to four-family residential property.  Of the one-to four-family residential mortgage loans outstanding at that date, 18% were ARM’s and 82% were fixed-rate loans.  At that same date, commercial real estate and multi-family residential loans totaled $140.9 million, and construction loans totaled $16.1 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $46.1 million or 9% of total loans outstanding at December 31, 2011, of which $44.2 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $20.2 million or 4% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
One-to four-family	$277,824	55.44%	$269,077	52.84%	$271,651	50.85%	$281,870	51.48%	$272,840	52.55%
Non-residential or non-owner occupied residential real estate	140,887	28.11%	137,307	26.97%	134,584	25.19%	132,640	24.23%	109,740	21.14%
Construction	16,091	3.21%	18,799	3.69%	29,671	5.55%	30,633	5.60%	35,507	6.84%
Total mortgage loans	434,802	86.76%	425,183	83.50%	435,906	81.59%	445,143	81.31%	418,087	80.53%
Consumer loans:
Home equity and second mortgage	44,165	8.81%	49,430	9.71%	54,811	10.26%	56,233	10.27%	52,013	10.02%
Other consumer	1,971	0.39%	2,407	0.47%	2,565	0.48%	2,287	0.42%	2,244	0.43%
Total consumer and other loans	46,136	9.20%	51,837	10.18%	57,376	10.74%	58,520	10.69%	54,257	10.45%
Commercial loans:
Commercial -business real estate secured	15,808	3.16%	26,603	5.22%	33,514	6.27%	35,591	6.50%	41,473	7.99%
Commercial -business non-real estate secured	4,414	0.88%	5,575	1.10%	7,462	1.40%	8,227	1.50%	5,377	1.03%
Total commercial-business loans	20,222	4.04%	32,178	6.32%	40,976	7.67%	43,818	8.00%	46,850	9.02%
Total loans	501,160	100.00%	509,198	100.00%	534,258	100.00%	547,481	100.00%	519,194	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	1,065		658		609		704		675
Allowance for loan losses	(8,100)		(8,328)		(5,215)		(3,855)		(2,842)
Total loans, held for investment, net	$494,125		$501,528		$529,652		$544,330		$517,027

Loans held for sale:
Mortgage loans:
One-to four-family	$488	100.00%	$130	100.00%	$1,082	100.00%	$1,659	100.00%	$1,040	100.00%
Total loans held for sale	$488	100.00%	$130	100.00%	$1,082	100.00%	$1,659	100.00%	$1,040	100.00%

Mortgage-backed securities held-to-maturity:
Federal Home Loan Mortgage Corporation (“FHLMC”)	$449	17.35%	$566	17.86%	$754	20.20%	$1,100	23.04%	$1,657	26.90%
Federal National Mortgage Association (“FNMA”)	1,242	47.99%	1,489	46.99%	1,698	45.49%	2,141	44.85%	2,634	42.76%
Government National Mortgage Association (“GNMA”)	897	34.66%	1,114	35.15%	1,281	34.31%	1,533	32.11%	1,869	30.34%
Total mortgage-backed and related securities held-to-maturity	$2,588	100.00%	$3,169	100.00%	$3,733	100.00%	$4,774	100.00%	$6,160	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$3,586	6.36%	$2,355	3.54%	$3,440	4.40%	$4,504	4.20%	$5,434	5.54%
FNMA	23,454	41.60%	9,734	14.64%	9,146	11.70%	12,320	11.49%	11,183	11.39%
GNMA	1,140	2.02%	1,637	2.46%	1,886	2.41%	-	-%	-	-%
Real estate investment mortgage conduit ("REMICs")	28,202	50.02%	52,765	79.36%	63,726	81.49%	90,393	84.31%	81,561	83.07%
Total mortgage-backed and related securities available-for-sale	$56,382	100.00%	$66,491	100.00%	$78,198	100.00%	$107,217	100.00%	$98,178	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2011, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their maturity date.  Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2011 are reported as due in one year or less.  The table does not include prepayments or scheduled principal repayments.

	Due 1/1/12 -	Due 1/1/13 -	Due After
	12/31/12	12/31/16	12/31/16
	(In thousands)
Loans held for sale:
One-to four-family	$-	$-	$488
Total loans held for sale	$-	$-	$488

Loans receivable:
One-to four-family	$66	$6,599	$271,159
Non-residential or non-owner occupied residential real estate	3,995	8,447	128,445
Construction	16,091	-	-
Consumer and other	102	4,218	41,816
Commercial loans	7,636	7,111	5,475
Total loans receivable	$27,890	$26,375	$446,895

The following table sets forth the dollar amount of all loans due after December 31, 2012, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined	Floating or
	Rates	Adjustable Rate
	(In thousands)
Loans held for sale:
One-to four-family	$488	$-
Total loans held for sale	$488	$-

Loans receivable:
One-to four-family	$228,460	$49,298
Non-residential or non-owner occupied residential real estate	11,980	124,912
Consumer and other	23,500	22,534
Commercial loans	6,243	6,343
Total loans receivable	$270,183	$203,087

One-to Four-Family Mortgage Lending.  The Bank offers first mortgage loans secured by one-to four-family residences in the Bank’s lending area.  Typically, such residences are single-family homes that serve as the primary residence of the owner.  The Bank generally originates and invests in one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property.  Loans originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property must be owner-occupied and private mortgage insurance is typically required.

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

The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FNMA while retaining the servicing rights on these loans. As of December 31, 2011, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $108.6 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

Non-residential or Non-owner Occupied Residential Real Estate.  The Bank originates permanent loans secured by commercial real estate including non-owner occupied residential, multi-family dwelling units, professional office buildings and hotels/motels. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan.  Currently, it is the Bank’s practice to originate commercial real estate and multi-family loans primarily on properties in its general market area.  The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates for terms of up to 25 years, and typically either have a scheduled interest rate reset or are callable by the Bank after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the feasibility and cash flow potential of the project and the borrower’s creditworthiness. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be impacted by a greater extent to adverse conditions in the real estate market or the economy than residential real estate loans.  In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans.  Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2011, the five largest commercial real estate and multi-family loans totaled $25.4 million with no single loan larger than $8.0 million.

Construction and Land Acquisition Lending.  At December 31, 2011, the Bank’s construction and land acquisition loans were $16.1 million or 3% of the Bank’s total loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Land acquisition lending is susceptible to the risks of obtaining necessary approvals and permits, and the feasibility of the project once such approvals are obtained. At December 31, 2011, the five largest construction and land acquisition loans totaled $11.3 million with no single loan larger than $3.4 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans.  These loans totaled $46.1 million or 9% of the Bank’s total loan portfolio at December 31, 2011.  The Bank originates consumer loans through its retail banking channel and mortgage loan department.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report.  In addition, the relationship of the loan to the value of the collateral is evaluated.  All automobile loan applications are reviewed and approved by the Bank.  The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management.  Consumer loans can have a higher risk of default than residential mortgage loans.  However, at December 31, 2011, $0.3 million or 1.0% of the Bank’s consumer loans were delinquent more than 90 days, compared to $4.3 million or 1.6% of residential one-to four-family loans.

The Bank offers second mortgage loans on one-to four-family residences.  At December 31, 2011, second mortgage and home equity loans totaled $44.2 million, or 9% of the Bank’s total loan portfolio.  Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term.  Such loans are only made on owner-occupied one-to four-family residences and are subject to a 90% combined loan to value ratio.  The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to four-family residential loans.

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

The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors.  At December 31, 2011, the Bank had approximately $20.2 million outstanding in commercial business loans, which represented approximately 4% of its total loan portfolio. At December 31, 2011, the five largest commercial business loans totaled $12.6 million with no single loan larger than $4.0 million.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower.  Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan.  The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank.  Individual approval authority ranges from $125,000 to $750,000 for secured loans, and $25,000 to $100,000 for unsecured loans. Members of an in-house loan committee including four senior members of management can approve in certain combinations all loans over $750,000 up to $2.0 million. The committee has the authority to approve secured loans up to $2.0 million and unsecured loans up to $200,000. Secured loans greater than $2.0 million through $5.0 million and unsecured loans greater than $200,000 through $5.0 million require the approval of the Director’s Board Loan Committee composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5.0 million must be approved by the Bank’s Board of Directors.

One-to four-family residential mortgage loans are generally underwritten according to FNMA guidelines.  For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is obtained, income and certain other information is verified and, if necessary, additional financial information may be required.  The Bank does not engage in sub-prime, stated income or “no-doc” style portfolio lending. An appraisal of the real estate intended to secure the proposed loan is required and is performed by an independent appraiser designated and approved by the Bank.  The Bank makes construction/permanent loans on individual properties.  Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion.  An independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction and funds are advanced only for work in place.  It is the Bank’s policy to obtain title insurance or a title opinion on all real estate first mortgage loans in excess of $500,000.  Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

Loans to One Borrower.  Under applicable Pennsylvania and federal law, the Bank has, subject to certain exemptions, a lending limit to one borrower in an amount equal to 15% of the Bank’s capital account.  In addition, the Bank may extend credit to a single borrower secured by federal and state securities and other specified collateral in an amount up to 15% of its capital account. A Pennsylvania bank’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities, and general reserves for loan losses.  The Bank’s maximum loan-to-one borrower limit was approximately $11.2 million as of December 31, 2011 and the Bank’s five largest aggregate lending relationships pursuant to the loans to one borrower regulations had balances ranging from $6.0 to $9.0 million.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities. The majority of such securities are classified as available for sale. In addition, they serve as collateral for borrowings and, through repayments, are a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2011, consisted of pass-through certificates issued by the FHLMC ($4.0 million), GNMA, ($2.1 million), FNMA ($24.7 million), and REMICs formed from pass-through certificates issued by these same agencies ($19.3 million), and issued by private issuers ($8.9 million).

At December 31, 2011, the amortized cost of mortgage-backed securities totaled $57.3 million, or 8% of total assets, and the fair value of such securities totaled approximately $59.3 million.

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

	At December 31,
	2011	2010	2009
	(In thousands)
Held to maturity:
GNMA-fixed rate	$897	$1,114	$1,281
FHLMC ARMs	9	14	16
FHLMC-fixed rate	440	552	738
FNMA-fixed rate	1,242	1,489	1,698
Total mortgage-backed securities held to maturity	$2,588	$3,169	$3,733
Available-for-sale:
GNMA-fixed rate	$1,140	$1,637	$1,886
FHLMC-fixed rate	3,586	2,355	3,440
FNMA-fixed rate	23,454	9,734	9,146
REMICs-fixed rate	28,202	52,765	63,726
Total mortgage-backed securities available-for-sale	$56,382	$66,491	$78,198

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2011.  The table does not include estimated prepayments.  Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

Contractually	Held		Available
Due	to Maturity	WAC	-for-Sale	WAC
	(Dollars in thousands)
Less than 1 year	$4	7.99%	$-	-%
1 to 3 years	-	-%	8,246	5.06%
3 to 5 years	9	1.63%	614	3.47%
5 to 10 years	364	5.08%	12,357	4.59%
10 to 20 years	1,559	6.77%	20,441	3.91%
Over 20 years	652	5.30%	14,724	4.41%
Total mortgage-backed securities	$2,588	6.14%	$56,382	4.35%

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

     On mortgage loans or loan participations purchased by the Bank and serviced by others, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2011 the Bank used third-party servicers to service $7.8 million in mortgage loans. All of the Bank’s third-party mortgage loan servicers are regulated financial institutions or are approved by either HUD, FNMA, or FHLMC to service loans on its behalf.

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

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non- accrual basis:
Mortgage loans:
One-to four-family	$5,502	$3,618	$1,117	$780	$165
Non-residential or non-owner occupied residential real estate	1,442	4,993	2,506	606	39
Construction	3,317	4,307	4,554	3,017	3,280
Consumer and other	278	1,415	107	126	34
Commercial-business loans	2,002	4,645	-	750	1,840
Total non-accrual loans	12,541	18,978	8,284	5,279	5,358

Real estate owned, net	11,730	7,482	1,279	-	-
Total non-performing assets	$24,271	$26,460	$9,563	$5,279	$5,358
Total non-accrual loans to loans	2.49%	3.72%	1.55%	0.96%	1.03%
Total non-accrual loans to total assets	1.84%	2.74%	1.16%	0.72%	0.76%
Total non-performing assets to total assets	3.56%	3.82%	1.34%	0.72%	0.76%

Non-performing loans secured by one-to four-family residential properties include a loan with a balance of $1.9 million secured by a residential property. On January 31, 2012, the property was acquired through foreclosure. A recent appraisal indicates a fair value in excess of the recorded investment in the loan.  The property is listed with a broker for sale and the estimated net proceeds from sale are expected to match the loan balance. Additionally, this category includes a loan with a balance of $1.3 million for which the Bank has allocated $388,000 of the allowance for loan losses, an amount equal to the difference between the loan balance and the fair value less estimated selling costs.

Construction loans include a loan with a balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence.  The Bank has allocated to this loan $0.9 million of the allowance for loan losses, equal to the difference between the loan balance plus other acquisition costs and the fair value based upon a recent appraisal less estimated costs to sell. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Construction loans also include a loan with a balance of $1.8 million secured by five contiguous lots approved for construction of commercial and residential buildings. The Bank allocated $0.6 million of the allowance for loan losses to this loan, which is equal to the difference between the loan balance and a recent appraisal. The borrower is attempting to sell the properties and apply the proceeds towards the outstanding loan balance.

Commercial-business, real estate secured loans include two loans, with a combined balance of $2.0 million secured by a parcel of land.  The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance.  The Bank has allocated $0.4 million of the allowance for loan losses to this loan, equal to the difference between the loan balance and the fair value less estimated selling costs.

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

At December 31, 2011, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Classified Assets.  FDIC regulations provides for a classification system for problem assets of financial institutions which covers all problem assets.  Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”  An asset is considered “substandard” if it may be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as “loss” are those considered uncollectible and of such little value that a loss should be recognized.  Assets designated “special mention” by management are assets that have potential weakness but that do not currently warrant classification in one of the aforementioned categories.

When an insured depository institution classifies problem assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances.

The following table provides further information in regard to the Bank’s classified assets as of December 31, 2011.
At December 31, 2011
(In thousands)
Special mention assets	$18,530
Substandard	36,840
Doubtful assets	-
Loss	-
Total classified assets	$55,370

Real Estate Owned.  Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until it is sold.  When property is acquired it is recorded at the lower of fair value, minus estimated cost to sell, or the recorded investment in the loan.  If the property subsequently decreases in estimated value from the initial recorded amount, the Bank will provide a valuation allowance, through a charge to earnings, if the decrease is judged by management to be temporary. If the decrease is judged to be permanent, the Bank will reduce the recorded amount, through a charge to earnings, to the new estimated fair value.

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

Although the allowance has been determined based on loan class, the total allowance is available to absorb any and all losses from any class of the loan portfolio. At December 31, 2011, management believes that the allowance for loan losses is at an acceptable level.

The following table sets forth information with respect to the allocation of the Bank’s allowance for loan losses by loan type at the dates and for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$8,328	$5,215	$3,855	$2,842	$2,865
Provision for loan losses	3,728	4,241	2,930	1,500	-
Charge-offs:
One-to four-family	(172)	(49)	(149)	(12)	(27)
Non-residential or non-owner occupied residential real estate	(1,186)	(174)	(278)	-	-
Construction	(1,521)	(59)	(1,092)	(347)	-
Consumer and other	(237)	(53)	(88)	(55)	(69)
Commercial-business loans	(899)	(803)	(9)	(160)	(1)
Recoveries:
One-to four-family	12	-	-	-	-
Construction	1	-	5	-	-
Consumer and other	8	9	13	19	13
Commercial-business loans	38	1	28	68	61
Balance at end of year	$8,100	$8,328	$5,215	$3,855	$2,842

Ratio of net charge-offs during the period to average loans outstanding during the period	0.79%	0.22%	0.29%	0.09%	0.00%
Ratio of allowance for loan losses to non-performing loans at the end of the period	64.59%	43.88%	63.00%	73.00%	53.00%
Ratio of allowance for loan losses to loans receivable at the end of the period	1.61%	1.63%	0.98%	0.71%	0.55%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family	$2,194	55.5%	$1,839	52.8%	$962	50.9%	$1,461	51.5%	$504	52.6%
Non-residential and/or non- owner occupied residential real estate	1,769	28.1%	2,124	27.0%	1,275	25.2%	845	24.2%	667	21.1%
Construction	2,297	3.2%	2,479	3.7%	1,736	5.5%	953	5.6%	1,018	6.8%
Consumer and other loans	470	9.2%	623	10.2%	317	10.7%	259	10.7%	246	10.5%
Commercial- business loans	973	4.0%	1,051	6.3%	925	7.7%	337	8.0%	407	9.0%
Unallocated	397	-%	212	-%	-	-%	-	-%	-	-%
Total allowance	$8,100	100.0%	$8,328	100.0%	$5,215	100.0%	$3,855	100.0%	$2,842	100.0%

Investment Securities

The purchase of investment securities is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank’s lending activities.  In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors.  Pennsylvania-chartered savings banks have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal and state agencies, certain certificates of deposit of insured depository institutions, certain bankers acceptances and bills of exchange, and commercial paper and other corporate debt obligations.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s investment securities at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Interest earning deposits	$10,430	$10,430	$4,219	$4,219	$9,971	$9,971

Securities available-for-sale:
U.S. government and agency obligations	2,995	3,030	6,000	6,059	3,000	2,945
State and political subdivisions	51,287	55,091	47,348	48,208	33,180	34,241
Corporate debt securities	-	-	3,340	3,563	3,340	3,517
Equities	-	-	-	-	150	150
Total	$54,282	$58,121	$56,688	$57,830	$39,670	$40,853

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of equities and interest-earning deposits, at December 31, 2011.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)
U.S. government and agency obligations	$-	-%	$-	-%	$2,995	3.07%	$-	-%	$2,995	3.07%	$3,030
State and political subdivisions	889	5.27%	8,424	5.18%	21,321	5.50%	20,653	5.01%	51,287	5.28%	55,091
Total	$889	-%	$8,424	3.70%	$24,316	3.71%	$20,653	4.44%	$54,282	3.87%	$58,121

Sources of Funds

General. Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $38.8 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2011.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has historically maintained a high level of core deposits consisting of regular savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2011, core deposits amounted to 67% of total deposits.

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

	At December 31,
	2011			2010			2009
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts:
Interest-bearing checking accounts	$65,677	11.91%	0.34%	$56,157	10.21%	0.31%	$52,988	9.59%	0.45%
Money market accounts	155,010	28.12%	0.62%	149,744	27.22%	0.80%	141,286	25.56%	1.07%
Non-interest-bearing checking accounts	43,910	7.96%	-	40,389	7.34%	-	37,288	6.75%	-
Total transaction accounts	264,597	47.99%		246,290	44.77%		231,562	41.90%
Passbook accounts	105,617	19.16%	0.39%	99,686	18.12%	0.46%	96,061	17.38%	0.45%
Certificates of deposit	181,074	32.85%	1.56%	204,159	37.11%	2.08%	225,093	40.72%	2.75%
Total deposits	$551,288	100.00%	0.79%	$550,135	100.00%	1.10%	$552,716	100.00%	1.51%

At December 31, 2011, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$4,828
Over three through six months	12,931
Over six through 12 months	13,753
Over 12 months	13,824
Total	$45,336

Borrowings.  Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB and a portion of the Bank’s first mortgage loans. The Bank may also access the Federal Reserve Bank discount window. The following tables set forth the maximum month-end balance, period ending balance, and weighted average balance of outstanding FHLB advances at the dates and for the periods indicated, together with the applicable weighted average interest rates.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)

FHLB advances	$46,908	$61,987	$80,241

Weighted average interest rate	3.37%	3.73%	4.21%

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance of FHLB advances	$65,001	$82,299	$177,249
Weighted average balance of FHLB advances	$55,274	$74,758	$120,631
Weighted average interest rate of FHLB advances	3.52%	3.93%	3.67%

Subsidiary Activity

At December 31, 2011, the Bank had $152.7 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2011 the Bank had an investment of $139,000 in Teragon. During 2007, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2011, Teragon received $31,000 of insurance commissions.

Personnel

As of December 31, 2011, the Company had 156 full-time and 28 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

The Dodd-Frank Act includes provisions that, among other effects:

·
Merges the Office of Thrift Supervision (“OTS”) into the Office of the Comptroller of the Currency (“OCC”) and restructures the authority of the other two bank regulatory agencies. The federal thrift charter is preserved with the Federal Reserve given authority over savings and loan holding companies.

·
Creates a new agency, the Bureau of Consumer Financial Protection (“CFPB”), to centralize responsibility for consumer financial protection responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as us, will continue to be supervised by their primary federal regulators.  The CFPB will also have data collecting powers for fair lending purposes for small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

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

·	Adopts changes to corporate governance requirements, including requiring shareholder votes on executive compensation and proxy access by shareholders that apply to all public companies.

·	Repeals various banking law provisions prohibiting the payment of interest on demand deposits.

·
Requires the Federal Reserve to adopt rules to regulate the reasonableness of debit card interchange fees charged by financial institutions with $10 billion or more in assets with respect to electronic debit transactions. The amount of such fees must be “reasonable and proportional” to the cost incurred by the issuer. Issuers that, together with their affiliates, have assets of less than $10 billion would not be covered by the rules.

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

Company Regulation

General.  The Company is a unitary savings and loan holding company subject to regulatory oversight by the FRB. As such, the Company is required to register and file reports with the FRB and is subject to regulation and examination by the FRB. In addition, the FRB has enforcement authority over the Company and its non-savings association subsidiaries, which also permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary institution. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

The Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or savings institution, merge or consolidate with another bank holding company or savings and loan holding company or acquire all or substantially all of the assets of another bank, savings institution or depository institution holding company.  The Company must also obtain prior Federal Reserve approval before it may acquire ownership or control of any voting shares of any bank, savings institution or depository institution holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and the SEC.

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

Financial Modernization.  The Gramm-Leach-Bliley Act (“GLB”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. A qualifying bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

Restrictions on Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank and savings and loan holding companies, which expresses the Federal Reserve’s view that a holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Bank Regulation

General.  As a Pennsylvania-chartered, FDIC insured savings bank, the Bank is subject to extensive regulation and regular examination by the Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

The Bank must file reports with the Department of Banking and the FDIC concerning its financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other banks or savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the Department of Banking, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

Pennsylvania Savings Bank Law.  The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as the corporate powers, lending authority, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

        The Banking Code also provides state-chartered savings banks with all the powers enjoyed by the federal savings institutions, subject to regulation by the Department of Banking.  The Federal Deposit Insurance Corporation Act, however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments that not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the Federal Deposit Insurance Corporation Act.

Insurance of Deposit Accounts.  The Bank’s deposits are insured by the DIF of the FDIC.  Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the unlimited coverage for non-interest-bearing deposit accounts had been provided on a temporary basis pursuant to the FDIC’s Transaction Account Guarantee Program established in October, 2008. Institutions had been able to opt out of the provisions of the Transaction Account Guarantee Program but those that chose to participate were assessed an additional fee. The unlimited coverage is now applicable to all institutions and there is no longer a separate assessment.  The Transaction Account Guarantee Program expired on December 31, 2011.  The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.

In May 2009, the FDIC imposed a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 payment.

The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35 percent of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The Dodd-Frank-Act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

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

On February 7, 2011, the FDIC issued a final rule to implement changes to the assessment base used to determine risk-based premiums for insured depository institutions as required under the Dodd-Frank Act and also changed the risk-based pricing system necessitated by changes to the assessment base. These changes took effect for the quarter beginning April 1, 2011, and were reflected in the invoices for DIF assessments due September 30, 2011.

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of its deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Regulatory Capital Requirements.  The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. The FDIC’s capital regulations require banks to meet two capital standards: (1) a leverage capital requirement of Tier 1 capital equal to at least 4% of total adjusted assets; (2) a risk-based capital requirement of qualifying total capital equal to at least 8.0% of total risk-weighted assets. In addition, the FDIC’s prompt corrective action regulation provides that a bank that has less than the minimum leverage capital requirement will be deemed to be “undercapitalized” and will be subject to various capital plan and activities restriction requirements. The prompt corrective action regulation also provides that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

The Bank is also subject to minimum capital requirements imposed by the Department of Banking on Pennsylvania-chartered depository institutions. Under the Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas.

At December 31, 2011, the Bank was in compliance with all of its regulatory capital requirements.

Dividend Limitations.  The Banking Code provides dividends may be declared and paid by a Pennsylvania bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. In addition, the Bank may not declare or pay a dividend if the Bank is in default in payment of any assessment due the FDIC or if the effect of the dividend would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Bank’s mutual-to-stock conversion.  Furthermore, as the subsidiary of a savings and loan holding company, the Bank is required to provide the FRB with notice of a proposed capital distribution at least 30 days before declaring a dividend to the Company.

Qualified Thrift Lender Test.  The Home Owners’ Loan Act (“HOLA”), as amended, requires subsidiary institutions of savings and loan holding companies to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, the Company will continue its status as a grandfathered unitary savings and loan holding company. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2011, the Bank was in compliance with its QTL requirement with 69.04% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.60% of its advances outstanding from the FHLB plus 0.35% of its member asset value (“MAV”). The FHLB determines the Bank’s MAV by assigning a borrowing factor to the Bank’s investment in loans and securities. At December 31, 2011, the Bank was in compliance with this requirement with a MAV of $382.8 million and $7.7 million in FHLB stock.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2011, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $55.2 million (increasing to $58.8 million in 2011) of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window.”

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2011, the Bank operated from its administrative offices and fourteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns two parcels of land and a building behind its Doylestown branch office. The parcel with the building is available to be leased to a third-party and the other parcel is used as a parking lot for employees of the Bank and tenants. The net book value of the two lots was $100,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $713,000.

    The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned
ADMINISTRATIVE OFFICE
Newtown Office	Owned
3 Penns Trail
Newtown, PA 18940

BRANCH AND LOAN OFFICES
Frankford Office	Leased
4625 Frankford Avenue
Philadelphia, PA 19124

Ewing Office	Owned
2075 Pennington Road
Ewing, NJ 08618

Hamilton Office	Owned
1850 Route 33
Hamilton Square, NJ 08690

Fishtown Office	Owned
York & Memphis Streets
Philadelphia, PA 19125

Cross Keys Office	Owned
834 North Easton Road
Doylestown, PA 18902

Bridesburg Office	Owned
Orthodox & Almond Streets
Philadelphia, PA 19137

New Britain Office	Leased
600 Town Center
New Britain, PA 18901

Newtown Office	Leased
950 Newtown Yardley Road
Newtown, PA 18940

Mayfair Office	Owned
Roosevelt Blvd. at Unruh
Philadelphia, PA 19149

Doylestown Office	Owned
60 North Main Street
Doylestown, PA 18901

Feasterville Office	Leased
1201 Buck Road
Feasterville, PA 19053

Woodhaven Office	Leased
12051 Knights Road
Philadelphia, PA 19154

Girard Office	Leased
136 West Girard Avenue
Philadelphia, PA 19123

Northern Liberties Office	Leased
905 North 2nd Street
Philadelphia, PA 19123

PROCESSING OPERATIONS
Operations Center	Owned
62-66 Walker Lane
Newtown, PA 18940

98 Walker Lane	Leased
Newtown, PA 18940

Item 3.	Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business that in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Corporate Profile and Related Information —Stock Market Information,” “—Dividend Policy” and “—Stock Price and Dividend History” in the Registrant’s 2011 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2011:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plan or	the Plans or
Month	Shares Purchased	Paid per Share	Program	Programs
October 1, 2011 - October 31, 2011	-	-	-	101,957

November 1, 2011 - November 30, 2011	-	-	-	101,957

December 1, 2011 - December 31, 2011	-	-	-	101,957

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2011 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2011 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2011 Annual Report to Stockholders are incorporated herein by reference.

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

(b)	Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is included in the Registrant’s 2011 Annual Report to Stockholders and is incorporated herein by reference. Neither this Annual Report on Form 10-K nor the Annual Report to Stockholders includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

The information contained under the sections captioned “Proposal I  — Election of Directors — General Information and the Nominees” and “— Biographical Information”, “—Meetings and Committees of the Board of Directors,” “—Director Nomination Process,” “Additional Information About Directors and Executive Officers —Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to the section captioned “Proposal II—Approval of the 2012 Stock Option Plan—Equity Compensation Plan Information” in the Registrant’s Proxy Statement.

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

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Additional Information About Directors and Executive Officers — Principal Accounting Firm Fees” in the Registrant’s Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)  The following financial statements and the reports of the independent auditor of the Company included in the Company’s 2011 Annual Report to Stockholders are incorporated herein by reference.

Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income For the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)      Exhibits

(a)           The following exhibits are filed as part of this report.

3.1	Amended and Restated Articles of Incorporation of TF Financial Corporation (1)
3.2	Bylaws of TF Financial Corporation (1)
4.0	Stock Certificate of TF Financial Corporation (2)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (2)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (3)
10.3	Severance Agreement with Kent C. Lufkin (4)
10.4	Severance Agreement with Floyd P. Haggar (4)
10.5	Severance Agreement with Dennis R. Stewart (5)
10.6	TF Financial Corporation 1997 Stock Option Plan (6)
10.7	Severance Agreement with Robert N. Dusek (7)
10.8	Retirement and Non-Competition Agreement with John R. Stranford (8)
10.9	Employment Agreement with John R. Stranford (8)
10.10	TF Financial Corporation Incentive Compensation Plan (9)
10.11	TF Financial Corporation 2005 Stock-Based Incentive Plan (10)
10.12	Severance Agreement with Elizabeth Kaspern (11)
10.13	TF Financial Corporation Stock Repurchase Plan (12)
10.14	TF Financial Corporation 2011 Directors Stock Compensation Plan (13)
10.15
Agreement by and among TF Financial Corporation, Dennis Pollack, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, Broad Park Investors, LLC, CBPS, LLC, LSBK06-08, LLC, Seidman and Associates, LLC, Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP (14)

13.0	2011 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm-S.R. Snodgrass
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2011.

(2)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

(10)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2008.

(13)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 29, 2011.

(14)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 26, 2012	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2012:

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President, Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ Robert N. Dusek	By:	/s/ Carl F. Gregory
	Robert N. Dusek		Carl F. Gregory
	Chairman of the Board		Director

By:	/s/ Dennis Pollack	By:	/s/ Joseph F. Slabinski
	Dennis Pollack		Joseph F. Slabinski
	Director		Director

By:	/s/ John R. Stranford	By:	/s/ Kenneth A. Swanstrom
	John R. Stranford		Kenneth A. Swanstrom
	Director		Director

By:	/s/ Albert M. Tantala, Sr.	By:	/s/ James B. Wood
	Albert M. Tantala, Sr.		James B. Wood
	Director		Director