Form 10-Q
period 2012-03-31
TF FINANCIAL CORP
filed 2012-05-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 14, 2012

Class	Outstanding
$.10 par value common stock	2,835,058 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At
	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and cash equivalents	$22,340	$14,928
Investment securities
Available for sale	123,830	114,503
Held to maturity (fair value of $2,780 and $2,928 as of March 31, 2012 and December 31, 2011, respectively)	2,440	2,588
Loans receivable, net	490,492	494,125
Loans receivable, held for sale	884	488
Federal Home Loan Bank stock-at cost	7,274	7,657
Accrued interest receivable	2,502	2,610
Premises and equipment, net	6,527	6,559
Goodwill	4,324	4,324
Bank owned life insurance	18,658	18,506
Other assets	14,150	15,641
TOTAL ASSETS	$693,421	$681,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$562,201	$551,288
Advances from the Federal Home Loan Bank ("FHLB")	46,685	46,908
Advances from borrowers for taxes and insurance	1,905	2,322
Accrued interest payable	1,629	1,375
Other liabilities	2,473	2,628
Total liabilities	614,893	604,521

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2012 and December 31, 2011, none issued	-	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,833,521 and 2,831,874 shares outstanding at March 31, 2012 and December 31, 2011, respectively, net of shares in treasury of 2,456,479 and 2,458,126, respectively.	529	529
Additional paid-in capital	54,173	54,118
Unearned ESOP shares	(1,066)	(1,097)
Treasury stock-at cost	(50,997)	(51,032)
Retained earnings	75,164	74,144
Accumulated other comprehensive income	725	746
Total stockholders’ equity	78,528	77,408
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,421	$681,929

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands, except per share data)

Interest income
Loans, including fees	$6,197	$6,584
Investment securities
Fully taxable	629	896
Exempt from federal taxes	435	355
Interest-bearing deposits and other	2	-
TOTAL INTEREST INCOME	7,263	7,835
Interest expense
Deposits	1,066	1,460
Borrowings	405	559
TOTAL INTEREST EXPENSE	1,471	2,019
NET INTEREST INCOME	5,792	5,816
Provision for loan losses	500	900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,292	4,916
Non-interest income
Service fees, charges and other operating income	484	465
Bank owned life insurance	152	157
Gain on sale of loans	324	117
Gain on disposition of premises and equipment	277	-
TOTAL NON-INTEREST INCOME	1,237	739
Non-interest expense
Compensation and benefits	2,874	2,746
Occupancy and equipment	710	818
Federal deposit insurance premiums	151	233
Professional fees	351	478
Marketing and advertising	85	67
Foreclosed real estate expense	287	61
Other operating	598	562
TOTAL NON-INTEREST EXPENSE	5,056	4,965
INCOME BEFORE INCOME TAXES	1,473	690
Income tax expense	318	72
NET INCOME	$1,155	$618

Earnings per share—basic	$0.42	$0.23
Earnings per share—diluted	$0.42	$0.23
Dividends paid per share	$0.05	$0.05
Weighted average shares outstanding:
Basic	2,718,839	2,695,700
Diluted	2,722,405	2,695,909

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands)

Net income	$1,155	$618
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gains (losses)	(103)	404
Tax effect	35	(137)
Net of tax amount	(68)	267
Pension plan benefit adjustment:
Related to actuarial losses	72	29
Tax effect	(25)	(9)
Net of tax amount	47	20
Total other comprehensive (loss) income	(21)	287
Comprehensive income	$1,134	$905

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,155	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	54	50
Premiums and discounts on investment securities, net	57	27
Premiums and discounts on mortgage-backed securities, net	97	74
Deferred loan origination costs, net	54	69
Provision for loan losses	500	900
Depreciation of premises and equipment	203	219
Increase in value of bank owned life insurance	(152)	(157)
Stock based compensation	121	79
Proceeds from sale of loans originated for sale	15,694	5,767
Origination of loans held for sale	(15,926)	(5,785)
Loss (gain) on foreclosed real estate	179	(11)
Gain on sale of:
Loans held for sale	(324)	(117)
Disposition of premises and equipment	(277)	-
Decrease in:
Accrued interest receivable	108	154
Other assets	81	324
Increase (decrease) in:
Accrued interest payable	254	430
Other liabilities	(167)	408
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,711	3,049

INVESTING ACTIVITIES
Loan originations	(19,210)	(22,525)
Loan principal payments	20,441	23,578
Proceeds from sale of foreclosed real estate	3,278	322
Proceeds from disposition of premises and equipment	356	-
Principal repayments on mortgage-backed securities held to maturity	149	182
Principal repayments on mortgage-backed securities available for sale	8,195	7,700
Purchase of investment securities available for sale	(4,260)	-
Purchase of mortgage-backed securities available for sale	(13,520)	-
Purchase of premises and equipment	(249)	(91)
Redemption of FHLB stock	383	470
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	(4,437)	9,636

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,913	(2,382)
Proceeds of long-term FHLB borrowings	4,500	-
Repayment of long-term FHLB borrowings	(4,723)	(6,600)
Net decrease in advances from borrowers for taxes and insurance	(417)	(342)
Common stock dividends paid	(135)	(130)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	10,138	(9,454)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,412	3,231
Cash and cash equivalents at beginning of period	14,928	7,437
Cash and cash equivalents at end of period	$22,340	$10,668
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$1,217	$1,589
Income taxes	$-	$300
Non-cash transactions:
Capitalization of mortgage servicing rights	$160	$-
Transfers from loans to foreclosed real estate	$1,848	$843
The accompanying notes are an integral part of these statements

 TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2012 (unaudited) and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”), Penns Trail Development Corporation, and TF Investments Corporation, which was merged into the Company during 2011. The accompanying consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 3—CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended March 31, 2012
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,155	2,718,839	$0.42
Effect of dilutive securities
Stock options and grants	-	3,566	-

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,155	2,722,405	$0.42

There were 61,526 options to purchase shares of common stock at a price range of $24.12 to $32.51 per share which were outstanding during the three months ended March 31, 2012 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended March 31, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$618	2,695,700	$0.23
Effect of dilutive securities
Stock options and grants	-	209	-

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$618	2,695,909	$0.23

There were 71,010 options to purchase shares of common stock at a price range of $24.12 to $32.51 per share which were outstanding during the three months ended March 31, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 5—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$2,998	$14	$-	$3,012
State and political subdivisions	55,487	3,895	(112)	59,270
Residential mortgage-backed securities issued by quasi-governmental agencies	55,037	1,464	(48)	56,453
Residential mortgage-backed securities privately issued	4,881	217	(3)	5,095
Total investment securities available for sale	118,403	5,590	(163)	123,830

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,440	340	-	2,780
Total investment securities	$120,843	$5,930	$(163)	$126,610

	At December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$2,995	$35	$-	$3,030
State and political subdivisions	51,287	3,804	-	55,091
Residential mortgage-backed securities issued by quasi-governmental agencies	45,969	1,525	-	47,494
Residential mortgage-backed securities privately issued	8,723	195	(30)	8,888
Total investment securities available for sale	108,974	5,559	(30)	114,503

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,588	340	-	2,928
Total investment securities	$111,562	$5,899	$(30)	$117,431

There was no sale of investment securities during the three months ended March 31, 2012 or 2011.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At March 31, 2012
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(in thousands)
Investment securities
Due in one year or less	$887	$898	$-	$-
Due after one year through five years	8,922	9,379	-	-
Due after five years through ten years	27,431	29,065	-	-
Due after ten years	21,245	22,940	-	-
	58,485	62,282	-	-

Mortgage-backed securities	59,918	61,548	2,440	2,780
Total investment and mortgage-backed securities	$118,403	$123,830	$2,440	$2,780

 The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and political subdivisions	4	$4,147	$(112)	$-	$-	$4,147	$(112)
Residential mortgage-backed securities issued by quasi-governmental agencies	4	10,619	(48)	-	-	10,619	(48)
Residential mortgage-backed securities privately issued	1	113	(3)	-	-	113	(3)
Total temporarily impaired securities	9	$14,879	$(163)	$-	$-	$14,879	$(163)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Residential mortgage-backed securities privately issued	2	3,442	(30)	-	-	3,442	(30)
Total temporarily impaired securities	2	$3,442	$(30)	$-	$-	$3,442	$(30)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at March 31, 2012 and December 31, 2011, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 6—LOANS RECEIVABLE

Loans receivable are summarized as follows:
	At
	March 31, 2012	December 31, 2011
	(in thousands)
Held for investment:
Residential
Residential mortgages	$273,250	$277,824

Commercial
Real estate-commercial	109,155	110,743
Real estate-residential	26,398	25,801
Real estate-multi-family	19,824	19,906
Construction loans	16,154	16,336
Commercial and industrial loans	4,685	4,414
Total commercial loans	176,216	177,200

Consumer
Home equity and second mortgage	44,983	44,165
Other consumer	2,071	1,971
Total consumer loans	47,054	46,136

Total loans	496,520	501,160
Net deferred loan origination costs and unamortized premiums	953	1,065
Less allowance for loan losses	(6,981)	(8,100)
Total loans receivable	$490,492	$494,125

Held for sale:
Residential
Residential mortgages	$884	$488

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

Commercial credit exposure-credit risk profile by internally assigned grade

	At March 31, 2012
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$94,442	$5,081	$9,632	$-	$109,155
Real estate-residential	21,253	162	4,983	-	26,398
Real estate-multi-family	12,691	3,748	3,385	-	19,824
Construction loans	4,578	4,660	6,916	-	16,154
Commercial and industrial loans	4,424	92	169	-	4,685
Total	$137,388	$13,743	$25,085	$-	$176,216

	At December 31, 2011
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$95,719	$6,189	$8,835	$-	$110,743
Real estate-residential	21,447	2,891	1,463	-	25,801
Real estate-multi-family	12,753	3,768	3,385	-	19,906
Construction loans	4,452	4,312	7,572		16,336
Commercial and industrial loans	4,140	99	175	-	4,414
Total	$138,511	$17,259	$21,430	$-	$177,200

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

Special mention: A loan that has potential weaknesses that deserves management’s close attention. Although the loan is currently protected, if left uncorrected, potential weaknesses may result in the deterioration of the loan’s repayment prospects or in the borrower’s future credit position. Potential weaknesses include: weakening financial condition; an unrealistic repayment program; inadequate sources of funds; lack of adequate collateral; credit information; or documentation. There is currently the capacity to meet interest and principal payments, but further adverse business, financial, or economic conditions may impair capacity or willingness to pay interest and repay principal.

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

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

Mortgage and consumer credit exposure-credit risk profile by payment activity

	At March 31, 2012
	Performing	Non-performing	Total
	(in thousands)
Residential mortgages	$269,210	$4,040	$273,250
Home equity and second mortgage	44,573	410	44,983
Other consumer	2,062	9	2,071
Total	$315,845	$4,459	$320,304

	At December 31, 2011
	Performing	Non-performing	Total
	(in thousands)
Residential mortgages	$272,322	$5,502	$277,824
Home equity and second mortgage	43,888	277	44,165
Other consumer	1,970	1	1,971
Total	$318,180	$5,780	$323,960

In order to assess and monitor the credit risk associated with residential mortgage loans and consumer loans which include second mortgage loans and home equity secured lines of credit, the Company relies upon the payment status of the loan. Residential mortgage and other consumer loans 90 days or more past due are placed on non-accrual status and evaluated for impairment on a pooled basis with the exception of loans with balances in excess of $1 million and loans identified as Troubled Debt Restructurings (“TDRs”). An individual impairment analysis is performed using a recent appraisal or current sales contract for TDRs as well as non-performing mortgage and consumer loans with balances in excess of $1 million.

The following table presents non-performing loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued by class:

	At
	March 31, 2012	December 31, 2011
	(in thousands)
Residential
Residential mortgages	$4,040	$5,502
Commercial
Real estate-commercial	2,039	2,711
Real estate-residential	838	-
Construction loans	6,580	4,044
Commercial and industrial loans	6	6
Consumer
Home equity and second mortgage	377	277
Other consumer	9	1
Total non-performing loans	$13,889	$12,541
Total loans past due 90 days as to interest or principal and accruing interest	$-	$-

The following tables present loans individually evaluated for impairment by class:

	At March 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,140	$2,442	$143	$1,696	$-
Commercial
Real estate-commercial	874	1,497	254	1,186	-
Construction loans	3,208	3,816	443	3,512	-
Commercial and industrial loans	6	6	3	6	-
	6,228	7,761	843	6,400	-
With no allowance recorded:
Residential
Residential mortgages	-	-	-	1,361	-
Commercial
Real estate-commercial	1,165	1,165	-	1,189	-
Real estate-residential	838	838	-	419
Construction loans	3,372	3,372	-	1,799	-
	5,375	5,375	-	4,768	-
Total	$11,603	$13,136	$843	$11,168	$-

	At December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,252	$1,252	$388	$751	$-
Commercial
Real estate-commercial	1,497	1,497	877	3,581	-
Real estate-residential	-	-	-	497
Construction loans	3,816	3,816	1,035	4,143	-
Commercial and industrial loans	6	6	3	72	-
	6,571	6,571	2,303	9,044	-
With no allowance recorded:
Residential
Residential mortgages	2,381	2,381	-	1,497	-
Commercial
Real estate-commercial	1,214	1,214	-	1,270	-
Real estate-residential	-	-	-	459
Construction loans	228	228	-	1,642	-
Commercial and industrial loans	-	-	-	-	-
	3,823	3,823	-	4,868	-
Total	$10,394	$10,394	$2,303	$13,912	$-

The following tables present the contractual aging of delinquent loans by class:

	At March 31, 2012
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$271,140	$78	$-	$2,032	$2,110	$273,250	$-
Commercial
Real estate-commercial	106,928	488	-	1,739	2,227	109,155	-
Real estate-residential	25,560	-	-	838	838	26,398	-
Real estate-multi-family	19,824	-	-	-	-	19,824	-
Construction loans	9,574	-	-	6,580	6,580	16,154	-
Commercial and industrial loans	4,679	-		6	6	4,685	-
Consumer
Home equity and second mortgage	44,448	158		377	535	44,983
Other consumer	2,044	18	-	9	27	2,071	-
Total	$484,197	$742	$-	$11,581	$12,323	$496,520	$-

	At December 31, 2011
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$273,231	$98	$153	$4,342	$4,593	$277,824	$-
Commercial
Real estate-commercial	108,382	-	-	2,361	2,361	110,743	-
Real estate-residential	25,489	312	-	-	312	25,801	-
Real estate-multi-family	19,906	-	-	-	-	19,906	-
Construction loans	9,151	-	3,141	4,044	7,185	16,336	-
Commercial and industrial loans	4,408	-	-	6	6	4,414	-
Consumer
Home equity and second mortgage	43,712	165	11	277	453	44,165	-
Other consumer	1,956	6	8	1	15	1,971	-
Total	$486,235	$581	$3,313	$11,031	$14,925	$501,160	$-

Activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 is summarized as follows:

	Balance January 1, 2012	Provision	Charge-offs	Recoveries	Balance March 31, 2012
	(in thousands)
Residential
Residential mortgages	$2,194	$151	$(399)	$7	$1,953
Commercial
Real estate-commercial	2,819	(362)	(623)	-	1,834
Real estate-residential	464	190	-	-	654
Real estate-multi-family	358	(8)	-	-	350
Construction loans	1,260	519	(608)	-	1,171
Commercial and industrial loans	138	(97)	-	5	46
Consumer
Home equity and second mortgage	448	(139)	-	-	309
Other consumer	22	(13)	(2)	1	8
Unallocated	397	259	-	-	656
Total	$8,100	$500	$(1,632)	$13	$6,981

	Balance January 1, 2011	Provision	Charge-offs	Recoveries	Balance March 31, 2011
	(in thousands)
Residential
Residential mortgages	$1,839	$268	$(57)	$-	$2,050
Commercial
Real estate-commercial	3,281	429	-	-	3,710
Real estate-residential	534	(55)	-	-	479
Real estate-multi-family	399	(49)	-	-	350
Construction loans	1,363	252	-	-	1,615
Commercial and industrial loans	77	67	(44)	3	103
Consumer
Home equity and second mortgage	607	189	(221)	4	579
Other consumer	16	11	(7)	-	20
Unallocated	212	(212)	-	-	-
Total	$8,328	$900	$(329)	$7	$8,906

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment.

Loans receivable includes certain loans that have been modified as TDRs, where economic concessions have been granted to borrowers experiencing financial difficulties. The objective for granting the concessions is to maximize the recovery of the investment in the loan and may include reductions in the interest rate, payment extensions, forgiveness of interest or principal, forbearance or other actions. TDRs are classified as nonperforming at the time of restructuring and typically return to performing status after considering the borrower’s repayment performance for a reasonable period of time, usually six months.

Loans modified in a TDR are evaluated individually for impairment based on the present value of expected cash flows or the fair value of the underlying collateral less selling costs for collateral dependent loans. If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an increase to the allowance for loan losses. In periods subsequent to modification, TDRs are evaluated for possible additional impairment.

The following table presents loans classified as TDRs segregated by class for the period indicated:

	For the three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
	(in thousands)
Residential
Residential mortgage	1	$852	$825
Total	1	$852	$825

For the Bank, restructuring of loans is usually either an extension of the maturity date or a temporary reduction or moratorium on the payment terms. No modifications involved any reduction in principal balance.

During the first quarter of 2012, a TDR totaling $167,000 that had been previously identified as in default of its modified terms was repaid and a $40,000 loss was charged to the allowance for loan losses.

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of March 31, 2012:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$143	$1,810	$1,953
Commercial
Real estate-commercial	254	1,580	1,834
Real estate-residential	-	654	654
Real estate-multi-family	-	350	350
Construction loans	443	728	1,171
Commercial and industrial loans	3	43	46
Consumer
Home equity and second mortgage	-	309	309
Other consumer	-	8	8
Unallocated	-	656	656
Total	$843	$6,138	$6,981

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$2,140	$271,110	$273,250
Commercial
Real estate-commercial	2,039	107,116	109,155
Real estate-residential	838	25,560	26,398
Real estate-multi-family	-	19,824	19,824
Construction loans	6,580	9,574	16,154
Commercial and industrial loans	6	4,679	4,685
Consumer
Home equity and second mortgage	-	44,983	44,983
Other consumer	-	2,071	2,071
Total	$11,603	$484,917	$496,520

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio by class based on impairment method as of December 31, 2011:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$388	$1,806	$2,194
Commercial
Real estate-commercial	877	1,475	2,352
Real estate-residential	-	369	369
Real estate-multi-family	-	350	350
Construction loans	1,035	795	1,830
Commercial and industrial loans	3	135	138
Consumer
Home equity and second mortgage	-	448	448
Other consumer	-	22	22
Unallocated	-	397	397
Total	$2,303	$5,797	$8,100

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$3,633	$274,191	$277,824
Commercial
Real estate-commercial	2,711	108,032	110,743
Real estate-residential	-	25,801	25,801
Real estate-multi-family	-	19,906	19,906
Construction loans	4,044	12,292	16,336
Commercial and industrial loans	6	4,408	4,414
Consumer
Home equity and second mortgage	-	44,165	44,165
Other consumer	-	1,971	1,971
Total	$10,394	$490,766	$501,160

NOTE 7—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of March 31, 2012 and December 31, 2011. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

  Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			March 31,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$-	$3,012	$-	$3,012
State and political subdivisions	-	59,270	-	59,270
Residential mortgage-backed securities issued by quasi-governmental agencies	-	56,453	-	56,453
Residential real estate mortgage - backed securities privately issued	-	5,095	-	5,095
Total investment securities available for sale	$-	$123,830	$-	$123,830

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2011
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$-	$3,030	$-	$3,030
State and political subdivisions	-	55,091	-	55,091
Residential mortgage-backed securities issued by quasi-governmental agencies	-	47,494	-	47,494
Residential real estate mortgage - backed securities privately issued	-	8,888	-	8,888
Total investment securities available for sale	$-	$114,503	$-	$114,503

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

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at March 31, 2012 are summarized below:

				Balance as of
	Fair value hierarchy levels			March 31,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Impaired loans	$-	$-	$10,760	$10,760
Real estate acquired through foreclosure	-	-	10,247	10,247
Mortgage servicing rights	-	870	-	870

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at March 31, 2012:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$10,760	Appraisal of collateral	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	10,247	Appraisal of collateral	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

The fair value of impaired loans and real estate acquired through foreclosure is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraised value.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at December 31, 2011 are summarized below:

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2011
	(in thousands)
Assets
Impaired loans	$-	$-	$8,091	$8,091
Real estate acquired through foreclosure	-	-	11,731	11,731
Mortgage servicing rights	-	763	-	763

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

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.1 million and $1.0 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the mortgage servicing rights was $870,000 and $763,000 at March 31, 2012 and December 31, 2011, respectively, and was included in other assets in the consolidated balance sheets.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity or available for sale and to not engage in trading or significant sales activities. For fair value disclosure purposes, the Company substantially utilized the established fair value measurement hierarchy.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at March 31, 2012 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$22,340	$22,340	$22,340	$-	$-
Investment securities	62,282	62,282	-	62,282	-
Mortgage-backed securities	63,988	64,328	-	64,328	-
Loans receivable, net	491,376	516,157	-	-	516,157

Liabilities
Deposits with stated maturities	$180,962	$183,013	$-	$-	$183,013
Borrowings with stated maturities	46,685	47,680	-	47,680	-
Deposits with no stated maturities	381,239	381,239	381,239	-	-

The recorded carrying amounts and fair values at December 31, 2011 are summarized below:

	At December 31, 2011
	Carrying value	Fair value
	(in thousands)
Assets
Cash and cash equivalents	$14,928	$14,928
Investment securities	58,121	58,121
Mortgage-backed securities	58,970	59,310
Loans receivable, net	494,613	516,359

Liabilities
Deposits with stated maturities	$181,074	$183,306
Borrowings with stated maturities	46,908	48,092
Deposits with no stated maturities	370,214	370,214

The fair value of cash and cash equivalents equals historical book value. The fair value of investment and mortgage-backed securities is described and presented under fair value measurement guidelines as discussed earlier.

The fair value of loans receivable, net has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable, net also includes loans receivable held for sale.

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

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s depositors or customers is required.

 NOTE 8—STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At March 31, 2012, there was $42,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 12.7 months. Option activity under the Company’s stock option plan as of March 31, 2012 was as follows:

	At March 31, 2012
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2012	109,765	$24.41
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(257)	28.25
Outstanding at March 31, 2012	109,508	$24.40	2.36	$270
Options exercisable at March 31, 2012	92,071	$25.30	2.13	$191

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the-money options).

No options were exercised during the three month periods ended March 31, 2012 and 2011.

In July 2011, the Company issued stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan, the cost associated with these grants is included it as a component of stock-based compensation.

The following table provides information regarding the Company’s stock-based compensation expense:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Stock-based compensation expense
Director fees	$37	$-
Stock grant expense	-	3
Stock option expense	7	8
Employee Stock Ownership Plan ("ESOP") expense	69	59
Total stock-based compensation expense	$113	$70

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $8,000 and $9,000 for the three months ended March 31, 2012 and 2011, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $2,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$184	$141
Interest cost	90	82
Expected return on plan assets	(162)	(154)
Recognized net actuarial loss	72	29

Net periodic benefit cost	$184	$98

There was no employer contribution for the three months ended March 31, 2012 and 2011.

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

Financial Condition

The Company’s total assets at March 31, 2012 and December 31, 2011 were $693.4 million and $681.9 million, respectively, representing an increase of $11.5 million during the three-month period. Investment securities increased by $9.2 million due to security purchases of $17.8 million that were offset by principal repayments received of $8.3 million and net premium amortization of $154,000. Cash and cash equivalents increased by $7.4 million during the first three months of 2012 largely as a result of an increase in customer deposits discussed below. Loans receivable, net decreased by $3.6 million during the first three months of 2012. Principal repayments of $20.4 million were offset by originations of consumer and single-family residential mortgage loans totaling $16.4 million and commercial loans totaling $2.8 million. The Company increased the allowance for loan losses by $500,000 and transferred $1.9 million from loans to real estate acquired through foreclosure. Loans receivable held for sale increased $396,000 primarily because originations of loans for sale in the secondary market of $15.9 million exceeded proceeds of $15.7 million from loan sales. The decrease in other assets was mainly the net effect of the sale of foreclosed real estate totaling $3.2 million and a foreclosure action which resulted in the acquisition of a property totaling $1.8 million. At March 31, 2012, real estate acquired through foreclosure totaled $10.2 million and included one parcel of unimproved raw land, two commercial properties and 36 residential properties.

Total liabilities increased by $10.4 million during the first three months of 2012. Deposit balances increased $10.9 million during the period with checking and savings accounts increasing by $11.6 million while money market accounts decreased $593,000. Retail certificates of deposit remained relatively unchanged. Advances from the Federal Home Loan Bank decreased by $223,000, the result of scheduled amortization and maturities of $4.7 million offset by the proceeds of long term advances of $4.5 million.

Total consolidated stockholders’ equity of the Company was $78.5 million or 11.3% of total assets at March 31, 2012. At March 31, 2012, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing assets include real estate owned which is carried at estimated fair value less costs to sell and non-performing loans. Non-performing loans include loan balances 90 days past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s non-performing assets:

	At
Non-Performing Assets	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$4,040	$5,502	$4,951
Commercial
Real estate-commercial	2,039	2,711	5,949
Real estate-residential	838	-	2,389
Real estate-multi-family	-	-	7,145
Construction loans	6,580	4,044	-
Commercial and industrial loans	6	6	-
Consumer
Home equity and second mortgage	377	277	630
Other consumer	9	1	-
Total non-performing loans	13,889	12,541	21,064
Real estate owned	10,247	11,730	8,002
Total non-performing assets	$24,136	$24,271	$29,066
Total loans 90 days or more past due as to interest or principal and accruing interest	$-	$-	$-
Ratio of non-performing loans to gross loans	2.79%	2.49%	4.15%
Ratio of non-performing loans to total assets	2.00%	1.84%	3.08%
Ratio of total non-performing assets to total assets	3.48%	3.56%	4.25%

Non-performing residential mortgages include a loan with an unpaid principal balance of $1.3 million for which the Bank has recorded a partial charge-off of $302,000. The partial charge-off represents a collateral deficiency based on fair value of the property with respect to the outstanding balance. In addition, $96,000 of the allowance for loan losses has been allocated to this loan for potential selling costs related to the property.

Non-performing residential mortgages also includes a loan with an unpaid principal balance of $852,000 which the Bank has reported as a troubled debt restructuring. The terms of the loan have been modified to temporarily reduce the interest rate on the loan and as a result $25,000 of the allowance for loan losses has been allocated to this loan for the shortfall created by the modified interest rate.

Non-performing commercial real estate loans include a loan with an unpaid principal balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence. The Bank has recorded a partial charge-off of $623,000 of the allowance for loan losses, equal to the difference between the loan balance and the fair value based upon a recent appraisal. In addition, $254,000 of the allowance for loan losses has been allocated to this loan for potential costs related to selling the property. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Non-performing construction loans include a loan with an unpaid principal balance of $1.8 million secured by five contiguous lots approved for construction of commercial and residential buildings. The Bank recorded a partial charge-off of $425,000 of the allowance for loan losses equal to the difference between the loan balance and a recent appraisal. In addition, $203,000 of the allowance for loan losses has been allocated to this loan for potential selling costs related to the property. The borrower is attempting to sell the properties and apply the proceeds toward the outstanding loan balance.

Non-performing construction loans also include two loans, with a combined balance of $2.0 million secured by a parcel of land. The Bank has recorded a partial charge-off of $183,000 of the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance. In addition, $240,000 of the allowance for loan losses has been allocated to this loan for potential costs related to selling the property.

At March 31, 2012, non-performing loans included a participation in a commercial construction project with a principal balance due to the Bank of $3.1 million and 6 commercial loans secured by residential property totaling $838,000. The loans were placed on non-accrual status and based on the most recent appraisals obtained by the Bank, management anticipates that the fair value of the underlying collateral is in excess of the outstanding loan balance. New appraisals have been ordered for the real estate securing the loans. With respect to each of the remaining non-performing loans, the Bank is taking appropriate steps to resolve the individual situations.

Foreclosed property at March 31, 2012 consisted of 39 parcels of real estate with a combined carrying value of $10.2 million.  During 2012, the Bank sold three properties acquired through foreclosure with a recorded value of $3.2 million which approximated the carrying value of the assets and the Bank foreclosed on a mortgage secured by a single family dwelling valued at $2.0 million which resulted in a charge to the allowance of $40,000. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial loans secured by non-residential or non-owner occupied residential real estate, construction, commercial and industrial loans, single family residential, and consumer which is predominately real estate secured junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews its internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

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

Potentially impaired loans selected for individual evaluation are reviewed in accordance with US GAAP which governs the accounting for impaired assets, as well as regulatory guidance regarding treatment of troubled, collateral dependent loans. Each potentially impaired loan is evaluated using all available information such as recent appraisals, whether the loan is currently on accrual or non-accrual status, discounted cash flow analyses, guarantor financial strength, the value of additional collateral, and the loan’s and borrower’s past performance to determine whether in management’s best judgment it is probable that the Bank will be unable to collect all contractual interest and principal in accordance with the loan’s terms. Loans deemed not to be impaired are assigned a reserve factor based upon the group from which they were selected.

Loans deemed impaired are evaluated to determine the estimated fair value of the collateral, and a portion of the ALLL will be allocated to the deficiency. Troubled collateral dependant real estate secured loans are valued using the appraisal value of the collateral, and a portion of the ALLL will be allocated to these loans based on the difference between the loan amount and the appraisal value. If such amounts, judged by management to be permanent, it will be charged-off. In addition, if foreclosure is probable, a portion of the ALLL will be allocated to the estimated additional costs to acquire and the estimated costs to sell. Upon completion of the foreclosure process, these amounts will be charged-off.

The ALLL needed as a result of the foregoing evaluations is compared with the unadjusted amount, and an adjustment is made by means of a provision to the allowance for loan losses. Recognizing the inherently imprecise nature of the loss estimates and the large number of assumptions needed in order to perform the analysis, the required reserve may be less than the actual level of reserves at the end of any evaluation period, and thus there may be an unallocated portion of the ALLL. Management adjusts the unallocated portion to an amount which management considers reasonable under the circumstances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Net Income. The Company recorded net income of $1.2 million, or $0.42 per diluted share, for the three months ended March 31, 2012 as compared to net income of $618,000, or $0.23 per diluted share, for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012			2011
	Average balance	Interest	Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$493,396	$6,197	5.05%	$501,543	$6,584		5.32%
Mortgage-backed securities	61,971	539	3.50%	66,401	695		4.24%
Investment securities(2)	67,035	712	4.27%	67,035	719		4.35%
Other interest-earning assets(3)	13,619	2	0.06%	3,237	-	*	-%
Total interest-earning assets	636,021	7,450	4.71%	638,216	7,998		5.08%
Non interest-earning assets	50,557			48,984
Total assets	$686,578			$687,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$554,523	1,066	0.77%	$546,055	1,460		1.08%
Borrowings from the FHLB	47,387	405	3.44%	60,446	559		3.75%
Total interest-bearing liabilities	601,910	1,471	0.98%	606,501	2,019		1.35%
Non interest-bearing liabilities	6,523			6,482
Total liabilities	608,433			612,983
Stockholders’ equity	78,145			74,217
Total liabilities and stockholders’ equity	$686,578			$687,200
Net interest income-tax equivalent basis		5,979			5,979
Interest rate spread(4)-tax equivalent basis			3.73%				3.73%
Net yield on interest-earning assets(5)-tax equivalent basis			3.78%				3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.67%				105.23%
Less: tax-equivalent interest adjustments		(187)			(163)
Net interest income		$5,792			$5,816
Interest rate spread(4)			3.61%				3.63%
Net yield on interest-earning assets(5)			3.66%				3.70%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $187,000 and $163,000 for the quarters ended March 31, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the three months ended March 31
	2012 vs 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(93)	$(294)	$(387)
Mortgage-backed securities	(43)	(113)	(156)
Investment securities (1)	-	(7)	(7)
Other interest-earning assets	-	2	2
Total interest-earning assets	(136)	(412)	(548)
Interest expense:
Deposits	154	(548)	(394)
Borrowings from the FHLB	(111)	(43)	(154)

Total interest-bearing liabilities	43	(591)	(548)
Net change in net interest income	$(179)	$179	$-

(1)
Tax equivalent adjustments to interest on investment securities were $187,000 and $163,000 for the quarters ended March 31, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $548,000 or 6.9% to $7.5 million for the quarter ended March 31, 2012 compared with the first quarter of 2011. Interest income from loans receivable decreased by $387,000, the result of an $8.1 million decrease in the average balance of loans outstanding plus a decrease in the average yield on loans of 27 basis points. The decrease in the yield was caused by the effect of new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced. Interest income from mortgage-backed securities was lower in 2012 in comparison to the same period of 2011 mainly because the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities.

Total Interest Expense. Total interest expense decreased by $548,000 to $1.5 million during the three-month period ended March 31, 2012 as compared with the same period in 2011. The average interest rates paid on the Bank’s deposits were 31 basis points lower in 2012 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $154,000 between the first quarter of 2012 and the first quarter of 2011. During the intervening period, the Bank reduced its average outstanding borrowings by $13.1 million, including the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 31 basis points lower.

Non-interest income. Total non-interest income was $1.2 million for the first quarter of 2012 compared with $739,000 for the same period in 2011. During the first quarter of 2012, gains on sale of loans increased $207,000 as a result of a higher level of residential loan sales activity in the quarter. The disposition of a branch property to a local municipality resulted in a gain of $264,000 in the first quarter of 2012.

Non-interest expense. Total non-interest expense increased by $91,000 to $5.1 million for the three months ended March 31, 2012 compared to the same period in 2011. Foreclosed real estate expense increased $226,000 in 2012 mainly due to a valuation adjustment of $250,000 to the book value of real estate acquired through foreclosure less gains from sale of such assets totaling $71,000. Gain from the sale of real estate acquired through foreclosure was $11,000 in the first quarter of 2011. Employee compensation increased by $128,000, the combined result of annual salary increases and the increased costs associated with the defined benefit plans which rose $64,000 between the two quarters.  In contrast, professional fees decreased $127,000 between the two periods as legal and professional costs were incurred during 2011 in connection with the Company’s reincorporation in Pennsylvania and the cost of distributing a 5% stock dividend in the first quarter of 2011. Occupancy and equipment costs decreased $108,000, which was mainly the result of a substantial reduction of costs associated with facility snow removal during 2012. FDIC insurance premiums decreased by $82,000 between the two quarters due to a change in the method of premium assessment. During the first quarter of 2011, premium assessment was based solely on deposit balances whereas under the new rules, the deposit insurance assessment base is the Bank's average total assets less its average tangible equity.

Income tax expense. The Company’s effective tax rate was 21.6% for the quarter ended March 31, 2012 compared to 10.4% for the quarter ended March 31, 2011. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, broker deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended March 31, 2012 in the ability of the Bank and its subsidiaries to fund their operations.

At March 31, 2012, the Bank had commitments outstanding under letters of credit of $700,000, commitments to originate loans of $34.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.4 million. At March 31, 2012, the Bank had $8.2 million in outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2012 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.5 million at March 31, 2012 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the three-month period ended March 31, 2012.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2012.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $7.0 million at March 31, 2012.

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

PART II-OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document
		101.SCH	XBRL Taxonomy Extension Schema Document
		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
		101.LAB	XBRL Taxonomy Extension Label Linkbase Document
		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2012	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 14, 2012	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)