Form 10-Q
period 2012-06-30
TF FINANCIAL CORP
filed 2012-08-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES o  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 14, 2012

Class	Outstanding
$.10 par value common stock	2,836,946 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	At
	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and cash equivalents	$4,367	$14,928
Investment securities
Available for sale	115,504	114,503
Held to maturity (fair value of $2,698 and $2,928 as of June 30, 2012 and December 31, 2011, respectively)	2,351	2,588
Loans receivable, net	512,235	494,125
Loans receivable, held for sale	1,548	488
Federal Home Loan Bank ("FHLB") stock—at cost	6,910	7,657
Accrued interest receivable	2,589	2,610
Premises and equipment, net	6,395	6,559
Goodwill	4,324	4,324
Bank owned life insurance	18,810	18,506
Other assets	10,354	15,641
TOTAL ASSETS	$685,387	$681,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$547,040	$551,288
Advances from the FHLB	51,084	46,908
Advances from borrowers for taxes and insurance	2,853	2,322
Accrued interest payable	1,421	1,375
Other liabilities	2,887	2,628
Total liabilities	605,285	604,521
Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2012 and December 31, 2011, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,835,373 and 2,831,874 shares outstanding at June 30, 2012 and December 31, 2011, respectively, net of shares in treasury of 2,454,627 and 2,458,126, respectively.	529	529
Additional paid-in capital	54,234	54,118
Unearned ESOP shares	(1,035)	(1,097)
Treasury stock—at cost	(50,958)	(51,032)
Retained earnings	76,277	74,144
Accumulated other comprehensive income	1,055	746
Total stockholders’ equity	80,102	77,408
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,387	$681,929

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest income
Loans, including fees	$6,231	$6,695	$12,428	$13,279
Investment securities
Fully taxable	667	874	1,296	1,770
Exempt from federal taxes	430	362	865	717
Interest-bearing deposits and other	—	1	2	1
TOTAL INTEREST INCOME	7,328	7,932	14,591	15,767
Interest expense
Deposits	926	1,438	1,992	2,898
Borrowings	351	505	756	1,064
TOTAL INTEREST EXPENSE	1,277	1,943	2,748	3,962
NET INTEREST INCOME	6,051	5,989	11,843	11,805
Provision for loan losses	500	1,450	1,000	2,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,551	4,539	10,843	9,455
Non-interest income
Service fees, charges and other operating income	373	479	857	944
Bank owned life insurance	152	164	304	321
Gain on sale of investments	—	210	—	210
Gain on sale of loans	214	50	538	167
Gain on disposition of premises and equipment	—	—	277	—
TOTAL NON-INTEREST INCOME	739	903	1,976	1,642
Non-interest expense
Compensation and benefits	2,697	2,622	5,571	5,368
Occupancy and equipment	672	736	1,382	1,554
Federal deposit insurance premiums	150	151	301	384
Professional fees	174	324	525	802
Marketing and advertising	106	102	191	169
Foreclosed real estate expense	340	119	627	180
Other operating	510	567	1,108	1,129
TOTAL NON-INTEREST EXPENSE	4,649	4,621	9,705	9,586
INCOME BEFORE INCOME TAXES	1,641	821	3,114	1,511
Income tax expense	392	122	710	194
NET INCOME	$1,249	$699	$2,404	$1,317
Earnings per share—basic	$0.46	$0.26	$0.88	$0.49
Earnings per share—diluted	$0.46	$0.26	$0.88	$0.49
Dividends paid per share	$0.05	$0.05	$0.10	$0.10
Weighted average shares outstanding:
Basic	2,724	2,699	2,721	2,697
Diluted	2,728	2,700	2,725	2,698

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$1,249	$699	$2,404	$1,317
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	429	956	326	1,360
Tax effect	(146)	(325)	(111)	(462)
Reclassification adjustment for gains realized in net income	—	(210)	—	(210)
Tax effect	—	71	—	71
Net of tax amount	283	492	215	759
Pension plan benefit adjustment:
Related to actuarial losses and prior service cost	71	29	143	58
Tax effect	(24)	(10)	(49)	(19)
Net of tax amount	47	19	94	39
Total other comprehensive income	330	511	309	798
Comprehensive income	$1,579	$1,210	$2,713	$2,115

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,404	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	188	78
Premiums and discounts on investment securities, net	119	59
Premiums and discounts on mortgage-backed securities, net	146	127
Deferred loan origination costs, net	145	24
Provision for loan losses	1,000	2,350
Depreciation of premises and equipment	396	436
Increase in value of bank owned life insurance	(304)	(321)
Stock based compensation	246	154
Proceeds from sale of loans originated for sale	26,047	8,632
Origination of loans held for sale	(26,836)	(8,409)
Loss on foreclosed real estate	425	—
Gain on:
Sale of investments	—	(210)
Sale of loans held for sale	(538)	(167)
Disposition of premises and equipment	(277)	—
Decrease (increase) in:
Accrued interest receivable	21	(37)
Other assets	260	473
Increase in:
Accrued interest payable	46	448
Other liabilities	242	1,377
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,730	6,331

INVESTING ACTIVITIES
Loan originations	(66,089)	(50,143)
Loan principal payments	44,945	47,642
Proceeds from sale of foreclosed real estate	6,570	639
Proceeds from disposition of premises and equipment	356	—
Principal repayments on mortgage-backed securities held to maturity	237	361
Principal repayments on mortgage-backed securities available for sale	13,420	14,327
Proceeds from maturities and redemptions of investments available for sale	3,420	—
Proceeds from sale of investment securities available for sale	—	3,534
Purchase of investment securities available for sale	(4,260)	(4,112)
Purchase of mortgage-backed securities available for sale	(13,520)	(14,550)
Purchase of premises and equipment	(311)	(436)
Redemption of FHLB stock	747	917
Proceeds from sale of mortgage backed securities available for sale	—	1,518
NET CASH USED BY INVESTING ACTIVITIES	(14,485)	(303)

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2012	2011
	(in thousands)
FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(4,248)	1,969
Net increase in short-term FHLB borrowings	7,440	—
Proceeds of long-term FHLB borrowings	8,197	6,573
Repayment of long-term FHLB borrowings	(11,461)	(13,215)
Net increase in advances from borrowers for taxes and insurance	531	259
Exercise of stock options	7	—
Tax benefit arising from exercise of stock options	(1)	—
Common stock dividends paid	(271)	(265)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	194	(4,679)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(10,561)	1,349
Cash and cash equivalents at beginning of period	14,928	7,437
Cash and cash equivalents at end of period	$4,367	$8,786
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$2,702	$3,514
Income taxes	$375	$300
Non-cash transactions:
Capitalization of mortgage servicing rights	$267	$74
Transfers from loans to foreclosed real estate	$1,889	$2,392
Securities available for sale purchased not settled	$—	$1,234

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2012 (unaudited) and December 31, 2011 and for the three and six-month periods ended June 30, 2012 and 2011 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”), Penns Trail Development Corporation, and TF Investments Corporation, which was merged into the Company during 2011. The accompanying consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTE 4—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended June 30, 2012
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,249	2,723,683	$0.46
Effect of dilutive securities
Stock options and grants	—	4,324	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,249	2,728,007	$0.46

	For the six months ended June 30, 2012
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$2,404	2,721,261	$0.88
Effect of dilutive securities
Stock options and grants	—	3,945	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,404	2,725,206	$0.88

There were 44,132 options to purchase shares of common stock at a price range of $25.71 to $32.51 per share which were outstanding during the three and six months ended June 30, 2012 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended June 30, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$699	2,698,846	$0.26
Effect of dilutive securities
Stock options and grants	—	1,013	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$699	2,699,859	$0.26

	For the six months ended June 30, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,317	2,697,282	$0.49
Effect of dilutive securities
Stock options and grants	—	613	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,317	2,697,895	$0.49

There were 66,507 options to purchase shares of common stock at a price range of $24.12 to $32.51 per share which were outstanding during the three and six months ended June 30, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 5—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
State and political subdivisions	$55,003	$4,130	$(31)	$59,102
Residential mortgage-backed securities issued by quasi-governmental agencies	50,190	1,559	—	51,749
Residential mortgage-backed securities privately issued	4,456	198	(1)	4,653
Total investment securities available for sale	109,649	5,887	(32)	115,504

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,351	347	—	2,698
Total investment securities	$112,000	$6,234	$(32)	$118,202

	At December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$2,995	$35	$—	$3,030
State and political subdivisions	51,287	3,804	—	55,091
Residential mortgage-backed securities issued by quasi-governmental agencies	45,969	1,525	—	47,494
Residential mortgage-backed securities privately issued	8,723	195	(30)	8,888
Total investment securities available for sale	108,974	5,559	(30)	114,503

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,588	340	—	2,928
Total investment securities	$111,562	$5,899	$(30)	$117,431

There were no sales of investment securities during the three and six months ended June 30, 2012. Gross realized gains were $210,000 for the three and six months ended June 30, 2011. These gains resulted from proceeds from the sale of investment and mortgage-backed securities of $5.1 million.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At June 30, 2012
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(in thousands)
Investment securities
Due in one year or less	$1,073	$1,094	$—	$—
Due after one year through five years	8,306	8,699	—	—
Due after five years through ten years	24,425	26,062	—	—
Due after ten years	21,199	23,247	—	—
	55,003	59,102	—	—

Mortgage-backed securities	54,646	56,402	2,351	2,698
Total investment and mortgage-backed securities	$109,649	$115,504	$2,351	$2,698

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
State and political subdivisions	2	$1,514	$(31)	$—	$—	$1,514	$(31)
Residential mortgage-backed securities privately issued	1	112	(1)	—	—	112	(1)
Total temporarily impaired securities	3	$1,626	$(32)	$—	$—	$1,626	$(32)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Residential mortgage-backed securities privately issued	2	$3,442	$(30)	$—	$—	$3,442	$(30)
Total temporarily impaired securities	2	$3,442	$(30)	$—	$—	$3,442	$(30)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at

June 30, 2012 and December 31, 2011, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 6—LOANS RECEIVABLE

Loans receivable are summarized as follows:
	At
	June 30, 2012	December 31, 2011
	(in thousands)
Held for investment:
Residential
Residential mortgages	$298,657	$277,824

Commercial
Real estate-commercial	107,701	110,743
Real estate-residential	23,138	25,801
Real estate-multi-family	19,500	19,906
Construction loans	16,154	16,336
Commercial and industrial loans	4,705	4,414
Total commercial loans	171,198	177,200

Consumer
Home equity and second mortgage	45,439	44,165
Other consumer	2,031	1,971
Total consumer loans	47,470	46,136

Total loans	517,325	501,160
Net deferred loan origination costs and unamortized premiums	1,073	1,065
Less allowance for loan losses	(6,163)	(8,100)
Total loans receivable	$512,235	$494,125

Held for sale:
Residential
Residential mortgages	$1,548	$488

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

Commercial credit exposure-credit risk profile by internally assigned grade

	At June 30, 2012
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$94,335	$4,249	$9,117	$—	$107,701
Real estate-residential	20,206	652	2,280	—	23,138
Real estate-multi-family	12,877	3,240	3,383	—	19,500
Construction loans	6,195	3,460	6,499	—	16,154
Commercial and industrial loans	4,618	87	—	—	4,705
Total	$138,231	$11,688	$21,279	$—	$171,198

	At December 31, 2011
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$95,719	$6,189	$8,835	$—	$110,743
Real estate-residential	21,447	2,891	1,463	—	25,801
Real estate-multi-family	12,753	3,768	3,385	—	19,906
Construction loans	4,452	4,312	7,572	—	16,336
Commercial and industrial loans	4,140	99	175	—	4,414
Total	$138,511	$17,259	$21,430	$—	$177,200

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

Special mention: A loan that has potential weaknesses that deserves management’s close attention. Although the loan is currently protected, if left uncorrected, potential weaknesses may result in the deterioration of the loan’s repayment prospects or in the borrower’s future credit position. Potential weaknesses include: weakening financial condition; an unrealistic repayment program; inadequate sources of funds; lack of adequate collateral; credit information; or documentation. There is currently the capacity to meet interest and principal payments, but further adverse business, financial, or economic conditions may impair the borrower's capacity or willingness to pay interest and repay principal.

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

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

Mortgage and consumer credit exposure-credit risk profile by payment activity

	At June 30, 2012
	Performing	Non-performing	Total
	(in thousands)
Residential mortgages	$294,926	$3,731	$298,657
Home equity and second mortgage	45,023	416	45,439
Other consumer	2,031	—	2,031
Total	$341,980	$4,147	$346,127

	At December 31, 2011
	Performing	Non-performing	Total
	(in thousands)
Residential mortgages	$272,322	$5,502	$277,824
Home equity and second mortgage	43,888	277	44,165
Other consumer	1,970	1	1,971
Total	$318,180	$5,780	$323,960

In order to assess and monitor the credit risk associated with residential mortgage loans and consumer loans which include second mortgage loans and home equity secured lines of credit, the Company relies upon the payment status of the loan. Residential mortgage and other consumer loans 90 days or more past due are placed on non-accrual status and evaluated for impairment.

The following table presents by class non-performing loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued:

	At
	June 30, 2012	December 31, 2011
	(in thousands)
Residential
Residential mortgages	$3,731	$5,502
Commercial
Real estate-commercial	1,425	2,711
Real estate-residential	840	—
Construction loans	6,154	4,044
Commercial and industrial loans	—	6
Consumer
Home equity and second mortgage	416	277
Other consumer	—	1
Total non-performing loans	$12,566	$12,541
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

The following tables present loans individually evaluated for impairment by class:

	At June 30, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,538	$2,953	$157	$1,976	$—
Commercial
Real estate-commercial	—	—	—	790	—
Real estate-residential	719	843	57	240	—
Construction loans	6,154	7,076	373	4,392	—
Commercial and industrial loans	—	—	—	4	—
	9,411	10,872	587	7,402	—
With no allowance recorded:
Residential
Residential mortgages	1,193	1,193	—	1,247	—
Commercial
Real estate-commercial	1,425	2,338	—	1,268	—
Real estate-residential	121	121	—	320	—
Construction loans	—	—	—	1,199	—
Consumer
Home equity and second mortgage	416	416	—	139	—
	3,155	4,068	—	4,173	—
Total	$12,566	$14,940	$587	$11,575	$—

	At December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,252	$1,252	$388	$751	$—
Commercial
Real estate-commercial	1,497	1,497	877	3,581	—
Real estate-residential	—	—	—	497	—
Construction loans	3,816	3,816	1,035	4,143	—
Commercial and industrial loans	6	6	3	72	—
	6,571	6,571	2,303	9,044	—
With no allowance recorded:
Residential
Residential mortgages	2,381	2,381	—	1,497	—
Commercial
Real estate-commercial	1,214	1,214	—	1,270	—
Real estate-residential	—	—	—	459	—
Construction loans	228	228	—	1,642	—
Commercial and industrial loans	—	—	—	—	—
	3,823	3,823	—	4,868	—
Total	$10,394	$10,394	$2,303	$13,912	$—

The following tables present the contractual aging of delinquent loans by class:

	At June 30, 2012
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$294,862	$—	$1,503	$2,292	$3,795	$298,657	$—
Commercial
Real estate-commercial	106,566	—	—	1,135	1,135	107,701	—
Real estate-residential	22,265	—	33	840	873	23,138	—
Real estate-multi-family	19,500	—	—	—	—	19,500	—
Construction loans	10,000	—	—	6,154	6,154	16,154	—
Commercial and industrial loans	4,695	10	—	—	10	4,705	—
Consumer
Home equity and second mortgage	44,689	295	39	416	750	45,439	—
Other consumer	2,027	4	—	—	4	2,031	—
Total	$504,604	$309	$1,575	$10,837	$12,721	$517,325	$—

	At December 31, 2011
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$273,231	$98	$153	$4,342	$4,593	$277,824	$—
Commercial
Real estate-commercial	108,382	—	—	2,361	2,361	110,743	—
Real estate-residential	25,489	312	—	—	312	25,801	—
Real estate-multi-family	19,906	—	—	—	—	19,906	—
Construction loans	9,151	—	3,141	4,044	7,185	16,336	—
Commercial and industrial loans	4,408	—	—	6	6	4,414	—
Consumer
Home equity and second mortgage	43,712	165	11	277	453	44,165	—
Other consumer	1,956	6	8	1	15	1,971	—
Total	$486,235	$581	$3,313	$11,031	$14,925	$501,160	$—

Activity in the allowance for loan losses for the three and six months ended June 30, 2012 is summarized as follows:

	Balance April 1, 2012	Provision	Charge-offs	Recoveries	Balance June 30, 2012
	(in thousands)
Residential
Residential mortgages	$1,953	$(159)	$(177)	$3	$1,620
Commercial
Real estate-commercial	1,834	370	(291)	—	1,913
Real estate-residential	654	462	(417)	—	699
Real estate-multi-family	350	(66)	—	—	284
Construction loans	1,171	83	(252)	—	1,002
Commercial and industrial loans	46	244	(156)	3	137
Consumer
Home equity and second mortgage	309	(23)	(21)	—	265
Other consumer	8	14	(12)	2	12
Unallocated	656	(425)	—	—	231
Total	$6,981	$500	$(1,326)	$8	$6,163

	Balance January 1, 2012	Provision	Charge-offs	Recoveries	Balance June 30, 2012
	(in thousands)
Residential
Residential mortgages	$2,194	$(8)	$(576)	$10	$1,620
Commercial
Real estate-commercial	2,819	8	(914)	—	1,913
Real estate-residential	464	652	(417)	—	699
Real estate-multi-family	358	(74)	—	—	284
Construction loans	1,260	602	(860)	—	1,002
Commercial and industrial loans	138	147	(156)	8	137
Consumer
Home equity and second mortgage	448	(162)	(21)	—	265
Other consumer	22	1	(14)	3	12
Unallocated	397	(166)	—	—	231
Total	$8,100	$1,000	$(2,958)	$21	$6,163

Activity in the allowance for loan losses for the three and six months ended June 30, 2011 is summarized as follows:

	Balance April 1, 2011	Provision	Charge-offs	Recoveries	Balance June 30, 2011
	(in thousands)
Residential
Residential mortgages	$2,050	$(290)	$(67)	$—	$1,693
Commercial
Real estate-commercial	3,710	(882)	—	—	2,828
Real estate-residential	479	669	(729)	—	419
Real estate-multi-family	350	288	(302)	—	336
Construction loans	1,615	1,201	(155)	1	2,662
Commercial and industrial loans	103	110	—	3	216
Consumer
Home equity and second mortgage	579	(97)	—	—	482
Other consumer	20	1	—	1	22
Unallocated	—	450	—	—	450
Total	$8,906	$1,450	$(1,253)	$5	$9,108

	Balance January 1, 2011	Provision	Charge-offs	Recoveries	Balance June 30, 2011
	(in thousands)
Residential
Residential mortgages	$1,839	$(22)	$(124)	$—	$1,693
Commercial
Real estate-commercial	3,281	(453)	—	—	2,828
Real estate-residential	534	614	(729)	—	419
Real estate-multi-family	399	239	(302)	—	336
Construction loans	1,363	1,453	(155)	1	2,662
Commercial and industrial loans	77	177	(44)	6	216
Consumer
Home equity and second mortgage	607	96	(221)	—	482
Other consumer	16	8	(7)	5	22
Unallocated	212	238	—	—	450
Total	$8,328	$2,350	$(1,582)	$12	$9,108

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment.

Loans receivable include certain loans that have been modified as Troubled Debt Restructurings (“TDRs”), where economic concessions have been granted to borrowers experiencing financial difficulties. The objective for granting the concessions is to maximize the recovery of the investment in the loan and may include reductions in the interest rate, payment extensions, forgiveness of interest or principal, forbearance or other actions. TDRs are classified as nonperforming at the time of restructuring and typically return to performing status after considering the borrower’s positive repayment performance for a reasonable period of time, usually six months.

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

The following table presents loans classified as TDRs segregated by class for the period indicated:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Residential	(dollars in thousands)			(dollars in thousands)
Residential mortgage	-	$-	$-	1	$852	$814
Total	-	$-	$-	1	$852	$814

For the Bank, restructuring of loans is usually either an extension of the maturity date or a temporary reduction or moratorium on the payment terms. No modifications involved any reduction in principal balance.

During the first quarter of 2012, a TDR totaling $167,000 which had been previously identified as in default of its modified terms was repaid and a $40,000 loss was charged to the allowance for loan losses.

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of June 30, 2012:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$157	$1,463	$1,620
Commercial
Real estate-commercial	—	1,913	1,913
Real estate-residential	57	642	699
Real estate-multi-family	—	284	284
Construction loans	373	629	1,002
Commercial and industrial loans	—	137	137
Consumer
Home equity and second mortgage	—	265	265
Other consumer	—	12	12
Unallocated	—	231	231
Total	$587	$5,576	$6,163

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$3,731	$294,926	$298,657
Commercial
Real estate-commercial	1,425	106,276	107,701
Real estate-residential	840	22,298	23,138
Real estate-multi-family	—	19,500	19,500
Construction loans	6,154	10,000	16,154
Commercial and industrial loans	—	4,705	4,705
Consumer
Home equity and second mortgage	416	45,023	45,439
Other consumer	—	2,031	2,031
Total	$12,566	$504,759	$517,325

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of December 31, 2011:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$388	$1,806	$2,194
Commercial
Real estate-commercial	877	1,475	2,352
Real estate-residential	—	369	369
Real estate-multi-family	—	350	350
Construction loans	1,035	795	1,830
Commercial and industrial loans	3	135	138
Consumer
Home equity and second mortgage	—	448	448
Other consumer	—	22	22
Unallocated	—	397	397
Total	$2,303	$5,797	$8,100

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$3,633	$274,191	$277,824
Commercial
Real estate-commercial	2,711	108,032	110,743
Real estate-residential	—	25,801	25,801
Real estate-multi-family	—	19,906	19,906
Construction loans	4,044	12,292	16,336
Commercial and industrial loans	6	4,408	4,414
Consumer
Home equity and second mortgage	—	44,165	44,165
Other consumer	—	1,971	1,971
Total	$10,394	$490,766	$501,160

NOTE 7—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of June 30, 2012 and December 31, 2011. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

 Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			June 30,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Investment securities available for sale
State and political subdivisions	$—	$59,102	$—	$59,102
Residential mortgage-backed securities issued by quasi-governmental agencies	—	51,749	—	51,749
Residential real estate mortgage-backed securities privately issued	—	4,653	—	4,653
Total investment securities available for sale	$—	$115,504	$—	$115,504

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2011
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$3,030	$—	$3,030
State and political subdivisions	—	55,091	—	55,091
Residential mortgage-backed securities issued by quasi-governmental agencies	—	47,494	—	47,494
Residential real estate mortgage-backed securities privately issued	—	8,888	—	8,888
Total investment securities available for sale	$—	$114,503	$—	$114,503

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. U.S. Government and federal agency and corporate debt securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions. State and political subdivision securities are also valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include
– Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) certificates and privately issued real estate mortgage investment conduits which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at June 30, 2012 are summarized below:

				Balance as of
	Fair value hierarchy levels			June 30,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Impaired loans	$—	$—	$11,979	$11,979
Real estate acquired through foreclosure	—	—	6,625	6,625
Mortgage servicing rights	—	843	—	843

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at June 30, 2012:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$11,979	Appraisal of collateral	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	6,625	Appraisal of collateral	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

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

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at December 31, 2011 are summarized below:

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2011
	(in thousands)
Assets
Impaired loans	$—	$—	$8,091	$8,091
Real estate acquired through foreclosure	—	—	11,730	11,730
Mortgage servicing rights	—	763	—	763

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

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.1 million and $1.0 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the mortgage servicing rights was $843,000 and $763,000 at June 30, 2012 and December 31, 2011, respectively, and was included in other assets in the consolidated balance sheets.

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

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. In addition, there may not be reasonable comparability between entities due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at June 30, 2012 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$4,367	$4,367	$4,367	$—	$—
Investment securities	59,102	59,102	—	59,102	—
Mortgage-backed securities	58,753	59,100	—	59,100	—
Loans receivable	513,783	543,330	—	—	543,330

Liabilities
Deposits with stated maturities	$164,990	$166,760	$—	$—	$166,760
Borrowings with stated maturities	51,084	51,990	—	—	51,990
Deposits with no stated maturities	382,050	382,050	382,050	—	—

The recorded carrying amounts and fair values at December 31, 2011 are summarized below:

	At December 31, 2011
	Carrying value	Fair value
	(in thousands)
Assets
Cash and cash equivalents	$14,928	$14,928
Investment securities	58,121	58,121
Mortgage-backed securities	58,970	59,310
Loans receivable	494,613	516,359

Liabilities
Deposits with stated maturities	$181,074	$183,306
Borrowings with stated maturities	46,908	48,092
Deposits with no stated maturities	370,214	370,214

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

The fair value of deposits with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). Fair value deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s depositors or customers is required.

 NOTE 8—STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At June 30, 2012, there was $36,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 9.7 months. Option activity under the Company’s stock option plan as of June 30, 2012 was as follows:

	At June 30, 2012
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2012	109,765	$24.41
Options granted	—	—
Options exercised	(315)	19.67
Options forfeited	—	—
Options expired	(257)	28.25
Outstanding at June 30, 2012	109,193	$24.42	2.10	$224
Options exercisable at June 30, 2012	92,071	$25.32	1.87	$137

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:
	For the six months ended June 30,
	2012	2011
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$6	$—
Cash receipts from options exercised	7	—

In July 2011, the Company issued stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan, the cost associated with these grants is included as a component of stock-based compensation.

The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended June 30,
	2012	2011
	(in thousands)
Stock-based compensation expense
Director fees	$37	$—
Stock grant expense	—	3
Stock option expense	7	8
Employee Stock Ownership Plan ("ESOP") expense	80	56
Total stock-based compensation expense	$124	$67

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $8,000 and $9,000 for the three months ended June 30, 2012 and 2011, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $2,000 and $3,000 for the three months ended June 30, 2012 and 2011, respectively.

	For the six months ended June 30,
	2012	2011
	(in thousands)
Stock-based compensation expense
Director fees	$74	$—
Stock grant expense	—	6
Stock option expense	14	16
Employee Stock Ownership Plan ("ESOP") expense	142	115
Total stock-based compensation expense	$230	$137

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $16,000 and $18,000 for the six months ended June 30, 2012 and 2011, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $5,000 for the six months ended June 30, 2012 and 2011.

NOTE 9—EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:

	For the three months ended June 30,
	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$184	$141
Interest cost	90	82
Expected return on plan assets	(161)	(155)
Recognized net actuarial loss	71	29
Net periodic benefit cost	$184	$97

	For the six months ended June 30,
	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$368	$283
Interest cost	180	164
Expected return on plan assets	(322)	(310)
Amortization of prior service cost	1	1
Recognized net actuarial loss	142	57
Net periodic benefit cost	$369	$195

There were no employer contributions for the six months ended June 30, 2012 and 2011.

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

Financial Condition

The Company’s total assets at June 30, 2012 and December 31, 2011 were $685.4 million and $681.9 million, respectively, representing an increase of $3.5 million during the six-month period. Loans receivable, net increased by $18.1 million during the first six months of 2012. Originations of consumer and single-family residential mortgage loans totaling $62.5 million and originations of commercial loans totaling $3.6 million were offset by principal repayments of $44.9 million. The Company increased the allowance for loan losses by $1.0 million and transferred $1.9 million from loans to real estate acquired through foreclosure. Loans receivable held for sale increased $1.1 million primarily because originations of loans for sale in the secondary market of $26.8 million exceeded proceeds of $26.0 million from loan sales. Investment securities increased by $800,000 due to security purchases of $17.8 million and an increase in the fair market value of available for sale securities of $429,000 which were offset by principal repayments and maturities received of $17.1 million and net premium amortization of $265,000.  Largely as a result of the increase in the loan portfolio, cash and cash equivalents decreased by $10.6 million during the first six months of 2012. The decrease in other assets was mainly due to the sale of foreclosed real estate.

Total liabilities decreased by $764,000 during the first six months of 2012. Deposit balances decreased $4.2 million during the period with checking and savings accounts increasing by $15.5 million while money market accounts decreased $3.6 million. Retail certificates of deposit (“CDs”) decreased $16.1 million during the first six months of 2012, largely due to the maturity of CDs which had been originated during periods of higher market interest rates, and were converted into other non-CD products or were withdrawn from the Bank. Advances from the FHLB increased by $4.2 million, the result of new long term fixed advances of $8.2 million and an increase in the outstanding balance of the line of credit of $7.4 million, offset by scheduled amortization and maturities of $11.4 million.

Total consolidated stockholders’ equity of the Company was $80.1 million or 11.7% of total assets at June 30, 2012. At June 30, 2012, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing assets include real estate owned, which is carried at estimated fair value less costs to sell and non-performing loans. Non-performing loans include loan balances 90 days past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s non-performing assets:

	At
Non-Performing Assets	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$3,731	$5,502	$6,010
Commercial
Real estate-commercial	1,425	2,711	5,317
Real estate-residential	840	—	—
Construction loans	6,154	4,044	6,205
Commercial and industrial loans	—	6	147
Consumer
Home equity and second mortgage	416	277	629
Other consumer	—	1	—
Total non-performing loans	12,566	12,541	18,308
Real estate owned	6,625	11,730	9,245
Total non-performing assets	$19,191	$24,271	$27,553
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of non-performing loans to gross loans	2.42%	2.49%	3.60%
Ratio of non-performing loans to total assets	1.83%	1.84%	2.65%
Ratio of total non-performing assets to total assets	2.80%	3.56%	3.98%

Non-performing residential mortgages include a loan with an unpaid principal balance of $1.3 million for which the Bank has recorded a partial charge-off of $332,000. The partial charge-off represents a collateral deficiency based on the fair value of the property with respect to the outstanding balance. In addition, $71,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the property.

Non-performing residential mortgages also include a loan with an unpaid principal balance of $844,000 which the Bank has reported as a troubled debt restructuring. The terms of the loan have been modified to temporarily reduce the interest rate on the loan and, as a result, $30,000 of the allowance for loan losses has been allocated to this loan for the difference in the cash flows of the loan created by the modified interest rate.

Non-performing commercial real estate loans include a loan with an unpaid principal balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence. The Bank has recorded a partial charge-off of $914,000 from the allowance for loan losses, equal to the difference between the loan balance and the fair value based upon a recent appraisal. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

Non-performing construction loans include a loan with an unpaid principal balance of $1.8 million secured by five contiguous lots approved for construction of commercial and residential buildings. The Bank recorded a partial charge-off of $430,000 from the allowance for loan losses equal to the difference between the loan balance and a recent appraisal. In addition, $200,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the properties. The borrower is attempting to sell the properties and apply the proceeds toward the outstanding loan balance.

Non-performing construction loans also include two loans, with a combined balance of $2.0 million secured by a parcel of land. The Bank has recorded a partial charge-off of $183,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance. In addition, $173,000 of the allowance for loan losses has been allocated to this loan for potential costs related to acquiring or selling the property.

Non-performing construction loans also include a participation in a commercial construction project with a principal balance due to the Bank of $3.1 million. The Bank has recorded a partial charge-off of $198,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal.

    Foreclosed property at June 30, 2012 consisted of four parcels of real estate with a combined carrying value of $6.6 million. During the first six months of 2012, the Bank foreclosed on two mortgages secured by a residential property valued at $2.0 million in the aggregate which resulted in a charge to the allowance of $40,000. Also the Bank sold 38 properties acquired through foreclosure with an aggregate book value of $6.9 million. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

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

Potentially impaired loans selected for individual evaluation are reviewed in accordance with US GAAP which governs the accounting for impaired assets, as well as regulatory guidance regarding treatment of troubled, collateral-dependent loans. Each potentially impaired loan is evaluated using all available information such as recent appraisals, whether the loan is currently on accrual or non-accrual status, discounted cash flow analyses, guarantor financial strength, the value of additional collateral, and the loan’s and borrower’s past performance to determine whether in management’s best judgment it is probable that the Bank will be unable to collect all contractual interest and principal in accordance with the loan’s terms. Loans deemed not to be impaired are assigned a reserve factor based upon the segment from which they were selected.

Loans deemed impaired are evaluated to determine the estimated fair value of the collateral, and a portion of the ALLL will be allocated to the deficiency. Troubled collateral-dependent real estate secured loans are valued using the appraised value of the collateral, and a portion of the ALLL will be allocated to these loans based on the difference between the loan amount and the appraised value. If such amounts are judged by management to be permanent, they will be charged-off. In addition, if foreclosure is probable, a portion of the ALLL will be allocated to the estimated additional costs to acquire and the estimated costs to sell. Upon completion of the foreclosure process, these amounts will be charged-off.

The ALLL needed as a result of the foregoing evaluation is compared with the unadjusted amount, and an adjustment is made by means of a provision to the allowance for loan losses. Recognizing the inherently imprecise nature of the loss estimates and the large number of assumptions needed in order to perform the analysis, the required reserve may be less than the actual level of reserves at the end of any evaluation period, and thus there may be an unallocated portion of the ALLL. Management adjusts the unallocated portion to an amount which management considers reasonable under the circumstances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income. The Company recorded net income of $1.2 million, or $0.46 per diluted share, for the three months ended June 30, 2012 as compared to net income of $699,000, or $0.26 per diluted share, for the three months ended June 30, 2011.

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

	Three Months Ended June 30,
	2012			2011
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$501,757	$6,231	4.99%	$499,024	$6,695	5.38%
Mortgage-backed securities	61,580	564	3.68%	63,940	671	4.21%
Investment securities(2)	68,181	731	4.31%	68,439	731	4.28%
Other interest-earning assets(3)	3,074	—	— %*	4,420	1	0.09%
Total interest-earning assets	634,592	7,526	4.77%	635,823	8,098	5.11%
Non interest-earning assets	48,329			50,346
Total assets	$682,921			$686,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$550,040	$926	0.68%	$546,215	$1,438	1.06%
Borrowings from the FHLB	46,785	351	3.02%	57,972	505	3.49%
Total interest-bearing liabilities	596,825	1,277	0.86%	604,187	1,943	1.29%
Non interest-bearing liabilities	6,486			7,039
Total liabilities	603,311			611,226
Stockholders’ equity	79,610			74,943
Total liabilities and stockholders’ equity	$682,921			$686,169
Net interest income-tax equivalent basis		6,249			6,155
Interest rate spread(4)-tax equivalent basis			3.91%			3.82%
Net yield on interest-earning assets(5)-tax equivalent basis			3.96%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.33%			105.24%
Less: tax-equivalent interest adjustments		(198)			(166)
Net interest income		$6,051			$5,989
Interest rate spread(4)			3.78%			3.71%
Net yield on interest-earning assets(5)			3.84%			3.78%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $198,000 and $166,000 for the quarter ended June 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)	Includes interest-bearing deposits in other banks.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
*	Is less than $500 for period indicated.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and interest expense (dollars in thousands) attributed to (i) changes in volume (changes in the weighted average balance of the total interest earning asset and interest bearing liability portfolios multiplied by the prior year rate), and (ii) changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on the absolute value of changes due to volume and changes due to rate.

	For the three months ended June 30,
	2012 vs 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$240	$(704)	$(464)
Mortgage-backed securities	(24)	(83)	(107)
Investment securities (1)	(14)	14	—
Other interest-earning assets	—	(1)	(1)
Total interest-earning assets	202	(774)	(572)
Interest expense:
Deposits	69	(581)	(512)
Borrowings from the FHLB	(90)	(64)	(154)

Total interest-bearing liabilities	(21)	(645)	(666)
Net change in net interest income	$223	$(129)	$94

(1)
Tax equivalent adjustments to interest on investment securities were $198,000 and $166,000 for the quarters ended June 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $572,000 or 7.1% to $7.5 million for the quarter ended June 30, 2012 compared with the second quarter of 2011. Interest income from loans receivable decreased by $464,000, the result of a decrease in the average yield on loans of 39 basis points. The decrease in the yield was caused by the combined effect of a large number of higher rate loans which prepaid, and new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced. Interest income from mortgage-backed securities was lower in the 2012 quarter in comparison to the same period of 2011 mainly because the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities.

Total Interest Expense. Total interest expense decreased by $666,000 to $1.3 million during the three-month period ended June 30, 2012 as compared with the same period in 2011. The average interest rates paid on the Bank’s deposits were 38 basis points lower in 2012 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $154,000 between the second quarter of 2012 and the same quarter of 2011. During the intervening period, the Bank reduced its average outstanding borrowings by $11.2 million, including the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 47 basis points lower.

Non-Interest Income. Total non-interest income was $739,000 for the second quarter of 2012 compared with $903,000 for the same period in 2011. Gain on the sale of investment securities was $210,000 in the second quarter of 2011 and there were no such sales in the same period in 2012.  Fair value adjustments to mortgage servicing rights reduced loan servicing income between the second quarter of 2011 and the same quarter of 2012 by $88,000. Offsetting these decreases was an increase of $164,000 in gains on sale of loans during the second quarter of 2012 as a result of a higher level of residential loan sales activity in the quarter.

    Non-Interest Expense. Total non-interest expense increased by $28,000 to $4.6 million for the three months ended June 30, 2012 compared to the same period in 2011. Foreclosed real estate expense increased $221,000 in the 2012 quarter as compared to the same period in 2011 mainly due to losses totaling $245,000 from the sale of foreclosed real estate with a carrying value of $3.6 million. Employee compensation increased by $75,000, mainly due to the increased costs associated with the defined benefit plans which increased $93,000 between the two quarters. In contrast, professional fees decreased $150,000 between the two periods as legal and professional costs were higher during 2011 due to increased costs associated with non-performing loans and foreclosures in addition to costs in 2011 related to the implementation of the Company’s director’s stock compensation plan.

    Income Tax Expense. The Company’s effective tax rate was 23.9% for the quarter ended June 30, 2012 compared to 14.9% for the quarter ended June 30, 2011. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income. The Company recorded net income of $2.4 million, or $0.88 per diluted share, for the six months ended June 30, 2012 as compared to net income of $1.3 million, or $0.49 per diluted share, for the six months ended June 30, 2011.

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

	Six Months Ended June 30,
	2012			2011
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$497,576	$12,428	5.02%	$500,277	$13,279	5.37%
Mortgage-backed securities	61,776	1,103	3.59%	65,164	1,366	4.24%
Investment securities(2)	67,608	1,455	4.33%	67,742	1,450	4.33%
Other interest-earning assets(3)	8,347	2	0.05%	3,831	1	0.05%
Total interest-earning assets	635,307	14,988	4.74%	637,014	16,096	5.11%
Non interest-earning assets	49,443			49,667
Total assets	$684,750			$686,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$552,282	$1,992	0.73%	$546,136	$2,898	1.07%
Borrowings from the FHLB	47,086	756	3.23%	59,202	1,064	3.63%
Total interest-bearing liabilities	599,368	2,748	0.92%	605,338	3,962	1.32%
Non interest-bearing liabilities	6,504			6,761
Total liabilities	605,872			612,099
Stockholders’ equity	78,878			74,582
Total liabilities and stockholders’ equity	$684,750			$686,681
Net interest income-tax equivalent basis		12,240			12,134
Interest rate spread(4)-tax equivalent basis			3.82%			3.79%
Net yield on interest-earning assets(5)-tax equivalent basis			3.87%			3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.00%			105.23%
Less: tax-equivalent interest adjustments		(397)			(329)
Net interest income		$11,843			$11,805
Interest rate spread(4)			3.70%			3.68%
Net yield on interest-earning assets(5)			3.75%			3.75%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $397,000 and $329,000 for the six months ended June 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)	Includes interest-bearing deposits in other banks.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and interest expense (dollars in thousands) attributed to (i) changes in volume (changes in the weighted average balance of the total interest earning asset and interest bearing liability portfolios multiplied by the prior year rate), and (ii) changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on the absolute value of changes due to volume and changes due to rate.

	For the six months ended June 30,
	2012 vs 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$(69)	$(782)	$(851)
Mortgage-backed securities	(67)	(196)	(263)
Investment securities (1)	(4)	9	5
Other interest-earning assets	1	—	1
Total interest-earning assets	(139)	(969)	(1,108)
Interest expense:
Deposits	97	(1,003)	(906)
Borrowings from the FHLB	(201)	(107)	(308)

Total interest-bearing liabilities	(104)	(1,110)	(1,214)
Net change in net interest income	$(35)	$141	$106

(1)
Tax equivalent adjustments to interest on investment securities were $397,000 and $329,000 for the six months ended June 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.1 million or 6.9% to $15.0 million for the six months ended June 30, 2012 compared with the first six months of 2011. Interest income from loans receivable decreased by $851,000, the result of a decrease in the average yield on loans of 35 basis points. The decrease in the yield was caused the combined effect of a large number of higher rate loans which prepaid, and new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced.  Interest income from mortgage-backed securities was lower in the first half of 2012 in comparison to the same period of 2011 mainly because the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities.

Total Interest Expense. Total interest expense decreased by $1.2 million to $2.7 million during the six-month period ended June 30, 2012 as compared with the same period in 2011. The average interest rates paid on the Bank’s deposits were 34 basis points lower in 2012 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the Federal Home Loan Bank decreased $308,000 between the first six months of 2012 and the first six months of 2011. During the intervening period, the Bank reduced its average outstanding borrowings by $12.1 million, as a result of the maturity of higher rate advances, thus the cost of funds of the remaining outstanding advances was 40 basis points lower.

Non-Interest Income. Total non-interest income was $2.0 million for the first six months of 2012 compared with $1.6 million for the same period in 2011. During the first half of 2012, gains on sale of loans increased $371,000 as a result of a higher level of residential loan sales activity in the period. The disposition of a branch property to a local municipality resulted in a gain of $264,000 in 2012. The 2011 period had included a gain on the sale of investment securities of $210,000 and there were no such sales in 2012. Fair value adjustments to mortgage servicing rights reduced loan servicing income by $97,000 between the two periods.

Non-Interest Expense. Total non-interest expense increased by $119,000 to $9.7 million for the six months ended June 30, 2012 compared to the same period in 2011. Foreclosed real estate expense increased $447,000 in the first half of 2012 mainly due to a valuation adjustment of $250,000 to the book value of real estate acquired through foreclosure plus net losses of $175,000 from sale of such assets totaling $6.8 million. Gain from the sale of real estate acquired through foreclosure was $11,000 in the same period in 2011. Employee compensation increased by $203,000, the combined result of annual salary increases and the increased costs associated with the defined benefit plans which rose $158,000 between the two periods. In contrast, professional fees decreased $277,000 between the two periods as legal and professional costs were incurred during 2011 in connection with the Company’s reincorporation in Pennsylvania, the cost of distributing a 5% stock dividend in the first quarter of 2011and the implementation of the Company’s director’s stock compensation plan. In addition, the Company’s legal costs associated with non performing loans and foreclosures were higher in 2011. Occupancy and equipment costs decreased $172,000, which was mainly the result of a substantial reduction of costs associated with facility snow removal during 2012. FDIC insurance premiums decreased by $83,000 between the two periods due to a change in the method of premium assessment. During the first quarter of 2011, premium assessments were based solely on deposit balances whereas under the new rules, the deposit insurance assessment base is the Bank's average total assets less its average tangible equity.

Income Tax Expense. The Company’s effective tax rate was 22.8% for the six months ended June 30, 2012 compared to 12.8% for the six months ended June 30, 2011. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, and pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the FHLB and the Federal Reserve Bank. There has been no material adverse change during the six-month period ended June 30, 2012 in the ability of the Bank and its subsidiaries to fund their operations.

At June 30, 2012, the Bank had commitments outstanding under letters of credit of $700,000, commitments to originate loans of $57.3 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $42.2 million. At June 30, 2012, the Bank had $8.1 million in outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2012 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $2.2 million at June 30, 2012 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the six-month period ended June 30, 2012.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2012.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.2 million at June 30, 2012.

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

Date:	August 14, 2012	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 14, 2012	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)