Form 10-Q
period 2012-09-30
TF FINANCIAL CORP
filed 2012-11-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 13, 2012

Class	Outstanding
$.10 par value common stock	2,838,493 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	At
	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and cash equivalents	$3,712	$14,928
Investment securities
Available for sale	106,957	114,503
Held to maturity (fair value of $2,418 and $2,928 as of September 30, 2012 and December 31, 2011, respectively)	2,079	2,588
Loans receivable, net	533,978	494,125
Loans receivable, held for sale	860	488
Federal Home Loan Bank ("FHLB") stock—at cost	6,249	7,657
Accrued interest receivable	2,605	2,610
Premises and equipment, net	6,294	6,559
Goodwill	4,324	4,324
Bank owned life insurance	18,962	18,506
Other assets	11,036	15,641
TOTAL ASSETS	$697,056	$681,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$533,273	$551,288
Advances from the FHLB	75,156	46,908
Advances from borrowers for taxes and insurance	1,817	2,322
Accrued interest payable	943	1,375
Other liabilities	3,902	2,628
Total liabilities	615,091	604,521
Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2012 and December 31, 2011, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,836,946 and 2,831,874 shares outstanding at September 30, 2012 and December 31, 2011, respectively, net of shares in treasury of 2,453,054 and 2,458,126, respectively.	529	529
Additional paid-in capital	54,293	54,118
Unearned ESOP shares	(1,004)	(1,097)
Treasury stock—at cost	(50,928)	(51,032)
Retained earnings	77,614	74,144
Accumulated other comprehensive income	1,461	746
Total stockholders’ equity	81,965	77,408
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,056	$681,929

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest income
Loans, including fees	$6,436	$6,667	$18,864	$19,946
Investment securities
Fully taxable	544	879	1,840	2,648
Exempt from federal taxes	415	362	1,280	1,080
Interest-bearing deposits and other	—	—	2	1
TOTAL INTEREST INCOME	7,395	7,908	21,986	23,675
Interest expense
Deposits	803	1,430	2,795	4,328
Borrowings	338	473	1,094	1,537
TOTAL INTEREST EXPENSE	1,141	1,903	3,889	5,865
NET INTEREST INCOME	6,254	6,005	18,097	17,810
Provision for loan losses	750	528	1,750	2,878
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,504	5,477	16,347	14,932
Non-interest income
Service fees, charges and other operating income	380	298	1,237	1,242
Bank owned life insurance	152	160	456	481
Gain on sale of investments	—	—	—	210
Gain on sale of loans	382	125	920	292
Gain on disposition of premises and equipment	—	—	277	—
TOTAL NON-INTEREST INCOME	914	583	2,890	2,225
Non-interest expense
Compensation and benefits	2,651	2,584	8,222	7,952
Occupancy and equipment	686	699	2,068	2,253
Federal deposit insurance premiums	146	142	447	526
Professional fees	349	263	874	1,065
Marketing and advertising	76	88	267	257
Foreclosed real estate expense	78	317	705	497
Other operating	480	573	1,588	1,702
TOTAL NON-INTEREST EXPENSE	4,466	4,666	14,171	14,252
INCOME BEFORE INCOME TAXES	1,952	1,394	5,066	2,905
Income tax expense	479	314	1,189	508
NET INCOME	$1,473	$1,080	$3,877	$2,397
Earnings per share—basic	$0.54	$0.40	$1.42	$0.89
Earnings per share—diluted	$0.54	$0.40	$1.42	$0.89
Dividends paid per share	$0.05	$0.05	$0.15	$0.15
Weighted average shares outstanding:
Basic	2,729	2,704	2,724	2,701
Diluted	2,732	2,705	2,727	2,702

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$1,473	$1,080	$3,877	$2,397
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	544	1,524	870	2,884
Tax effect	(185)	(518)	(296)	(980)
Reclassification adjustment for gains realized in net income	—	—	—	(210)
Tax effect	—	—	—	71
Net of tax amount	359	1,006	574	1,765
Pension plan benefit adjustment:
Related to actuarial losses and prior service cost	71	30	214	88
Tax effect	(24)	(11)	(73)	(30)
Net of tax amount	47	19	141	58
Total other comprehensive income	406	1,025	715	1,823
Comprehensive income	$1,879	$2,105	$4,592	$4,220

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,877	$2,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	304	296
Premiums and discounts on investment securities, net	181	87
Premiums and discounts on mortgage-backed securities, net	229	128
Deferred loan origination costs, net	132	122
Provision for loan losses	1,750	2,878
Depreciation of premises and equipment	573	647
Increase in value of bank owned life insurance	(456)	(481)
Stock based compensation	366	262
Proceeds from sale of loans originated for sale	39,656	15,748
Origination of loans held for sale	(39,512)	(17,156)
Loss on foreclosed real estate	425	254
Gain on :
Sale of investments	—	(210)
Sale of loans held for sale	(920)	(292)
Disposition of premises and equipment	(277)	—
Decrease in:
Accrued interest receivable	5	158
Other assets	644	900
(Decrease) increase in:
Accrued interest payable	(432)	(477)
Other liabilities	944	533
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,489	5,794

INVESTING ACTIVITIES
Loan originations	(110,383)	(76,036)
Loan principal payments	65,723	68,123
Proceeds from sale of foreclosed real estate	6,736	724
Proceeds from disposition of premises and equipment	356	—
Principal repayments on mortgage-backed securities held to maturity	506	482
Principal repayments on mortgage-backed securities available for sale	20,489	20,990
Proceeds from maturities and redemptions of investments available for sale	5,300	3,860
Proceeds from sale of investment securities available for sale	—	3,534
Purchase of investment securities available for sale	(4,260)	(4,112)
Purchase of mortgage-backed securities available for sale	(13,520)	(16,596)
Purchase of premises and equipment	(387)	(508)
Redemption of FHLB stock	1,408	1,341
Proceeds from sale of mortgage backed securities available for sale	—	1,518
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	(28,032)	3,320

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2012	2011
	(in thousands)
FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(18,015)	1,543
Net increase in short-term FHLB borrowings	14,304	10,884
Proceeds of long-term FHLB borrowings	32,197	6,573
Repayment of long-term FHLB borrowings	(18,253)	(19,944)
Net decrease in advances from borrowers for taxes and insurance	(505)	(733)
Exercise of stock options	7	—
Tax benefit arising from exercise of stock options	(1)	—
Common stock dividends paid	(407)	(399)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	9,327	(2,076)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(11,216)	7,038
Cash and cash equivalents at beginning of period	14,928	7,437
Cash and cash equivalents at end of period	$3,712	$14,475
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$4,321	$6,342
Income taxes	$375	$300
Non-cash transactions:
Capitalization of mortgage servicing rights	$404	$136
Transfers from loans to foreclosed real estate	$2,925	$2,405

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2012 (unaudited) and December 31, 2011 and for the three and nine-month periods ended September 30, 2012 and 2011 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”), Penns Trail Development Corporation, and TF Investments Corporation, which was merged into the Company during 2011. The accompanying consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTE 4—EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended September 30, 2012
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,473	2,728,534	$0.54
Effect of dilutive securities
Stock options and grants	—	3,119	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,473	2,731,653	$0.54

	For the nine months ended September 30, 2012
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$3,877	2,723,703	$1.42
Effect of dilutive securities
Stock options and grants	—	3,668	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,877	2,727,371	$1.42

There were 65,337 options to purchase shares of common stock with exercise prices ranging from $23.53 to $32.51 per share which were outstanding during the three and nine months ended September 30, 2012 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended September 30, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,080	2,704,350	$0.40
Effect of dilutive securities
Stock options and grants	—	818	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,080	2,705,168	$0.40

	For the nine months ended September 30, 2011
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$2,397	2,700,845	$0.89
Effect of dilutive securities
Stock options and grants	—	716	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$2,397	2,701,561	$0.89

There were 64,407 options to purchase shares of common stock with exercise prices ranging from $24.12 to $32.51 per share which were outstanding during the three and nine months ended September 30, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 5—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
State and political subdivisions	$53,060	$4,513	$—	$57,573
Residential mortgage-backed securities issued by quasi-governmental agencies	43,349	1,696	(1)	45,044
Residential mortgage-backed securities privately issued	4,149	191	—	4,340
Total investment securities available for sale	100,558	6,400	(1)	106,957

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,079	339	—	2,418
Total investment securities	$102,637	$6,739	$(1)	$109,375

	At December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$2,995	$35	$—	$3,030
State and political subdivisions	51,287	3,804	—	55,091
Residential mortgage-backed securities issued by quasi-governmental agencies	45,969	1,525	—	47,494
Residential mortgage-backed securities privately issued	8,723	195	(30)	8,888
Total investment securities available for sale	108,974	5,559	(30)	114,503

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	2,588	340	—	2,928
Total investment securities	$111,562	$5,899	$(30)	$117,431

There were no sales of investment securities during the three and nine months ended September 30, 2012. There were no sales of investment securities during the three months ended September 30, 2011. Gross realized gains were $210,000 for the nine months ended September 30, 2011. These gains resulted from proceeds from the sale of investment and mortgage-backed securities of $5.1 million.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At September 30, 2012
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(in thousands)
Investment securities
Due in one year or less	$1,070	$1,084	$—	$—
Due after one year through five years	7,732	8,139	—	—
Due after five years through ten years	24,136	25,880	—	—
Due after ten years	20,122	22,470	—	—
	53,060	57,573	—	—

Mortgage-backed securities	47,498	49,384	2,079	2,418
Total investment and mortgage-backed securities	$100,558	$106,957	$2,079	$2,418

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Residential mortgage- backed securities issued by quasi- governmental agencies	1	$263	$(1)	$—	$—	$263	$(1)
Total temporarily impaired securities	1	$263	$(1)	$—	$—	$263	$(1)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Residential mortgage- backed securities privately issued	2	$3,442	$(30)	$—	$—	$3,442	$(30)
Total temporarily impaired securities	2	$3,442	$(30)	$—	$—	$3,442	$(30)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at September 30, 2012 and December 31, 2011, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 6—LOANS RECEIVABLE

Loans receivable are summarized as follows:
	At
	September 30, 2012	December 31, 2011
	(in thousands)
Held for investment:
Residential
Residential mortgages	$320,883	$277,824

Commercial
Real estate-commercial	109,379	110,743
Real estate-residential	22,502	25,801
Real estate-multi-family	19,433	19,906
Construction loans	19,094	16,336
Commercial and industrial loans	4,316	4,414
Total commercial loans	174,724	177,200

Consumer
Home equity and second mortgage	41,751	44,165
Other consumer	1,925	1,971
Total consumer loans	43,676	46,136

Total loans	539,283	501,160
Net deferred loan origination costs and unamortized premiums	1,467	1,065
Less allowance for loan losses	(6,772)	(8,100)
Total loans receivable	$533,978	$494,125

Held for sale:
Residential
Residential mortgages	$860	$488

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

Commercial credit exposure-credit risk profile by internally assigned grade

	At September 30, 2012
	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$96,008	$4,221	$9,150	$—	$109,379
Real estate-residential	19,419	1,023	2,060	—	22,502
Real estate-multi-family	13,526	2,532	3,375	—	19,433
Construction loans	7,360	5,398	6,336	—	19,094
Commercial and industrial loans	4,233	83	—	—	4,316
Total	$140,546	$13,257	$20,921	$—	$174,724

	At December 31, 2011
	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$95,719	$6,189	$8,835	$—	$110,743
Real estate-residential	21,447	2,891	1,463	—	25,801
Real estate-multi-family	12,753	3,768	3,385	—	19,906
Construction loans	4,452	4,312	7,572	—	16,336
Commercial and industrial loans	4,139	100	175	—	4,414
Total	$138,510	$17,260	$21,430	$—	$177,200

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

Pass: A good quality loan is characterized by satisfactory liquidity; reasonable debt capacity and coverage; acceptable management in all critical positions and normal operating results for its peer group. The Company has grades 1 through 6 within the Pass category which reflect the increasing amount of attention paid to the individual loan because of, among other things, trends in debt service coverage, management weaknesses, or collateral values.

Special mention: A loan that has potential weaknesses that deserves management’s close attention. Although the loan is currently protected, if left uncorrected, potential weaknesses may result in the deterioration of the loan’s repayment prospects or in the borrower’s future credit position. Potential weaknesses include: weakening financial condition; an unrealistic repayment program; inadequate sources of funds; lack of adequate collateral; credit information; or documentation. There is currently the capacity to meet interest and principal payments, but further adverse business, financial, or economic conditions may impair the borrower’s capacity or willingness to pay interest and repay principal.

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

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

Mortgage and consumer credit exposure-credit risk profile by payment activity

	At September 30, 2012
	Performing	Non-performing	Total
	(in thousands)
Residential mortgages	$318,761	$2,122	$320,883
Home equity and second mortgage	41,547	204	41,751
Other consumer	1,925	—	1,925
Total	$362,233	$2,326	$364,559

	At December 31, 2011
	Performing	Non-performing	Total
	(in thousands)
Residential mortgages	$272,322	$5,502	$277,824
Home equity and second mortgage	43,888	277	44,165
Other consumer	1,970	1	1,971
Total	$318,180	$5,780	$323,960

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

The following table presents by class non-performing loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued:

	At
	September 30, 2012	December 31, 2011
	(in thousands)
Residential
Residential mortgages	$2,122	$5,502
Commercial
Real estate-commercial	1,116	2,711
Real estate-residential	839	—
Construction loans	6,119	4,044
Commercial and industrial loans	—	6
Consumer
Home equity and second mortgage	204	277
Other consumer	—	1
Total non-performing loans	$10,400	$12,541
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

The following tables present loans individually evaluated for impairment by class:

	At September 30, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,236	$2,331	$295	$2,042	$—
Commercial
Real estate-commercial	565	1,497	185	734	—
Real estate-residential	719	838	57	360	—
Construction loans	3,118	3,815	329	3,321	—
Commercial and industrial loans	—	—	—	3	—
	6,638	8,481	866	6,460	—
With no allowance recorded:
Residential
Residential mortgages	—	—	—	1,030	—
Commercial
Real estate-commercial	551	551	—	1,089	—
Real estate-residential	120	121	—	337	—
Construction loans	3,001	3,258	—	2,399	—
	3,672	3,930	—	4,855	—
Total	$10,310	$12,411	$866	$11,315	$—

	At December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,252	$1,252	$388	$751	$—
Commercial
Real estate-commercial	1,497	1,497	877	3,581	—
Real estate-residential	—	—	—	497	—
Construction loans	3,816	3,816	1,035	4,143	—
Commercial and industrial loans	6	6	3	72	—
	6,571	6,571	2,303	9,044	—
With no allowance recorded:
Residential
Residential mortgages	2,381	2,381	—	1,497	—
Commercial
Real estate-commercial	1,214	1,214	—	1,270	—
Real estate-residential	—	—	—	459	—
Construction loans	228	228	—	1,642	—
Commercial and industrial loans	—	—	—	—	—
	3,823	3,823	—	4,868	—
Total	$10,394	$10,394	$2,303	$13,912	$—

The following tables present the contractual aging of delinquent loans by class:

	At September 30, 2012
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$317,534	$1,098	$129	$2,122	$3,349	$320,883	$—
Commercial
Real estate-commercial	108,263	—	—	1,116	1,116	109,379	—
Real estate-residential	21,663	—	—	839	839	22,502	—
Real estate-multi-family	19,433	—	—	—	—	19,433	—
Construction loans	12,975	—	—	6,119	6,119	19,094	—
Commercial and industrial loans	4,309	7	—	—	7	4,316	—
Consumer
Home equity and second mortgage	41,321	126	100	204	430	41,751	—
Other consumer	1,917	—	8	—	8	1,925	—
Total	$527,415	$1,231	$237	$10,400	$11,868	$539,283	$—

	At December 31, 2011
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$273,231	$98	$153	$4,342	$4,593	$277,824	$—
Commercial
Real estate-commercial	108,382	—	—	2,361	2,361	110,743	—
Real estate-residential	25,489	312	—	—	312	25,801	—
Real estate-multi-family	19,906	—	—	—	—	19,906	—
Construction loans	9,151	—	3,141	4,044	7,185	16,336	—
Commercial and industrial loans	4,408	—	—	6	6	4,414	—
Consumer
Home equity and second mortgage	43,712	165	11	277	453	44,165	—
Other consumer	1,956	6	8	1	15	1,971	—
Total	$486,235	$581	$3,313	$11,031	$14,925	$501,160	$—

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 is summarized as follows:

	Balance July 1, 2012	Provision	Charge-offs	Recoveries	Balance September 30, 2012
	(in thousands)
Residential
Residential mortgages	$1,620	$373	$(126)	$46	$1,913
Commercial
Real estate-commercial	1,913	100	(18)	—	1,995
Real estate-residential	699	(52)	(1)	—	646
Real estate-multi-family	284	(34)	—	—	250
Construction loans	1,002	166	(31)	—	1,137
Commercial and industrial loans	137	(41)	—	9	105
Consumer
Home equity and second mortgage	265	(25)	(11)	—	229
Other consumer	12	8	(9)	—	11
Unallocated	231	255	—	—	486
Total	$6,163	$750	$(196)	$55	$6,772

	Balance January 1, 2012	Provision	Charge-offs	Recoveries	Balance September 30,2012
	(in thousands)
Residential
Residential mortgages	$2,194	$365	$(702)	$56	$1,913
Commercial
Real estate-commercial	2,819	108	(932)	—	1,995
Real estate-residential	464	600	(418)	—	646
Real estate-multi-family	358	(108)	—	—	250
Construction loans	1,260	768	(891)	—	1,137
Commercial and industrial loans	138	106	(156)	17	105
Consumer
Home equity and second mortgage	448	(187)	(32)	—	229
Other consumer	22	9	(23)	3	11
Unallocated	397	89	—	—	486
Total	$8,100	$1,750	$(3,154)	$76	$6,772

Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 is summarized as follows:

	Balance July 1, 2011	Provision	Charge-offs	Recoveries	Balance September 30, 2011
	(in thousands)
Residential
Residential mortgages	$1,693	$12	$(48)	$2	$1,659
Commercial
Real estate-commercial	2,828	1,236	—	—	4,064
Real estate-residential	419	135	—	—	554
Real estate-multi-family	336	98	—	—	434
Construction loans	2,662	(678)	—	—	1,984
Commercial and industrial loans	216	20	—	—	236
Consumer
Home equity and second mortgage	482	(14)	—	—	468
Other consumer	22	1	(5)	1	19
Unallocated	450	(282)	—	—	168
Total	$9,108	$528	$(53)	$3	$9,586

	Balance January 1, 2011	Provision	Charge-offs	Recoveries	Balance September 30, 2011
	(in thousands)
Residential
Residential mortgages	$1,839	$(10)	$(172)	$2	$1,659
Commercial
Real estate-commercial	3,281	783	—	—	4,064
Real estate-residential	534	749	(729)	—	554
Real estate-multi-family	399	337	(302)	—	434
Construction loans	1,363	775	(155)	1	1,984
Commercial and industrial loans	77	197	(44)	6	236
Consumer
Home equity and second mortgage	607	82	(221)	—	468
Other consumer	16	9	(12)	6	19
Unallocated	212	(44)	—	—	168
Total	$8,328	$2,878	$(1,635)	$15	$9,586

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

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Residential	(in thousands)			(in thousands)
Residential mortgage	-	$-	$-	1	$852	$814
Total	-	$-	$-	1	$852	$814

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

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of September 30, 2012:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$295	$1,618	$1,913
Commercial
Real estate-commercial	185	1,810	1,995
Real estate-residential	57	589	646
Real estate-multi-family	—	250	250
Construction loans	329	808	1,137
Commercial and industrial loans	—	105	105
Consumer
Home equity and second mortgage	—	229	229
Other consumer	—	11	11
Unallocated	—	486	486
Total	$866	$5,906	$6,772

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$2,236	$318,647	$320,883
Commercial
Real estate-commercial	1,116	108,263	109,379
Real estate-residential	839	21,663	22,502
Real estate-multi-family	—	19,433	19,433
Construction loans	6,119	12,975	19,094
Commercial and industrial loans	—	4,316	4,316
Consumer
Home equity and second mortgage	—	41,751	41,751
Other consumer	—	1,925	1,925
Total	$10,310	$528,973	$539,283

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

NOTE 7—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of September 30, 2012 and December 31, 2011. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

 Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level are summarized below:

	Fair value hierarchy levels			Balance as of
	Level 1	Level 2	Level 3	September 30, 2012
	(in thousands)
Assets
Investment securities available for sale
State and political subdivisions	$—	$57,573	$—	$57,573
Residential mortgage-backed securities issued by quasi-governmental agencies	—	45,044	—	45,044
Residential real estate mortgage-backed securities privately issued	—	4,340	—	4,340
Total investment securities available for sale	$—	$106,957	$—	$106,957

Loans available for sale
Residential mortgages	$—	$860	$—	$860

	Fair value hierarchy levels			Balance as of
	Level 1	Level 2	Level 3	December 31, 2011
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$3,030	$—	$3,030
State and political subdivisions	—	55,091	—	55,091
Residential mortgage-backed securities issued by quasi-governmental agencies	—	47,494	—	47,494
Residential real estate mortgage-backed securities privately issued	—	8,888	—	8,888
Total investment securities available for sale	$—	$114,503	$—	$114,503

Loans available for sale
Residential mortgages	$—	$488	$—	$488

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. U.S. Government and federal agency and corporate debt securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions. State and political subdivision securities are also valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) certificates and privately issued real estate mortgage investment conduits which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at September 30, 2012 are summarized below:

	Fair value hierarchy levels			Balance as of
	Level 1	Level 2	Level 3	September 30, 2012
	(in thousands)
Assets
Impaired loans	$—	$—	$9,444	$9,444
Real estate acquired through foreclosure	—	—	7,619	7,619
Mortgage servicing rights	—	864	—	864

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at September 30, 2012:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$9,444	Appraisal of collateral	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	7,619	Appraisal of collateral	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

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

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at December 31, 2011 are summarized below:

	Fair value hierarchy levels			Balance as of
	Level 1	Level 2	Level 3	December 31, 2011
	(in thousands)
Assets
Impaired loans	$—	$—	$8,091	$8,091
Real estate acquired through foreclosure	—	—	11,730	11,730
Mortgage servicing rights	—	763	—	763

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

The Company initially recognizes and measures servicing assets based on the fair value of the servicing right at the time the loan is sold. The Company uses the amortized cost method for subsequent measurement of its servicing assets and evaluates the recorded value for impairment quarterly. The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses, adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.2 million and $1.0 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the mortgage servicing rights was $864,000 and $763,000 at September 30, 2012 and December 31, 2011, respectively, and was included in other assets in the consolidated balance sheets.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at September 30, 2012 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$3,712	$3,712	$3,712	$—	$—
Investment securities	57,573	57,573	—	57,573	—
Mortgage-backed securities	51,463	51,802	—	51,802	—
Loans receivable	534,838	552,583	—	860	551,723

Liabilities
Deposits with stated maturities	$152,011	$153,834	$—	$—	$153,834
Borrowings with stated maturities	75,156	75,816	—	—	75,816
Deposits with no stated maturities	381,262	381,262	381,262	—	—

The recorded carrying amounts and fair values at December 31, 2011 are summarized below:

	At December 31, 2011
	Carrying value	Fair value
	(in thousands)
Assets
Cash and cash equivalents	$14,928	$14,928
Investment securities	58,121	58,121
Mortgage-backed securities	58,970	59,310
Loans receivable	494,613	516,359

Liabilities
Deposits with stated maturities	$181,074	$183,306
Borrowings with stated maturities	46,908	48,092
Deposits with no stated maturities	370,214	370,214

The fair value of cash and cash equivalents equals historical book value. The fair value of investment and mortgage-backed securities is described and presented under fair value measurement guidelines as discussed earlier.

The fair value of loans receivable has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable also includes loans receivable held for sale.

The fair value of deposits and borrowings with stated maturities has been estimated using the present value of cash flows, discounted at rates approximating current market rates for similar liabilities. Fair value of deposits and borrowings with floating interest rates is generally presumed to approximate the recorded carrying amounts.

The fair value of deposits with no stated maturities is generally presumed to approximate the carrying amount (the amount payable on demand). The fair value of deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

The Bank’s remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank’s depositors or customers is required.

NOTE 8—STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a three to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. At September 30, 2012, there was $29,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 6.7 months. Option activity under the Company’s stock option plan as of September 30, 2012 was as follows:

	At September 30, 2012
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2012	109,765	$24.41
Options granted	—	—
Options exercised	(315)	19.67
Options forfeited	(776)	28.75
Options expired	(257)	28.25
Outstanding at September 30, 2012	108,417	$24.39	1.85	$178
Options exercisable at September 30, 2012	91,177	$25.28	1.62	$107

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$6	$—
Cash receipts from options exercised	7	—

In July 2011, the Company issued stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan, the cost associated with these grants is included as a component of stock-based compensation.

The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended September 30,
	2012	2011
	(in thousands)
Stock-based compensation expense
Director fees	$38	$34
Stock grant expense	—	3
Stock option expense	6	8
Employee Stock Ownership Plan ("ESOP") expense	68	53
Total stock-based compensation expense	$112	$98

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Stock-based compensation expense
Director fees	$112	$34
Stock grant expense	—	9
Stock option expense	20	24
Employee Stock Ownership Plan ("ESOP") expense	210	168
Total stock-based compensation expense	$342	$235

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $8,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to stock options resulted in a tax benefit of $2,000 for the three months ended September 30, 2012 and 2011.
Dividends on allocated shares used to reduce ESOP expense totaled $24,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to stock options resulted in a tax benefit of $7,000 and $9,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:
	For the three months ended September 30,
	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$184	$141
Interest cost	90	82
Expected return on plan assets	(161)	(156)
Recognized net actuarial loss	71	30
Net periodic benefit cost	$184	$97

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$552	$424
Interest cost	270	246
Expected return on plan assets	(483)	(466)
Amortization of prior service cost	2	—
Recognized net actuarial loss	212	88
Net periodic benefit cost	$553	$292

There were no employer contributions for the nine months ended September 30, 2012 and 2011.

TF FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

GENERAL

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

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

Financial Condition

The Company’s total assets at September 30, 2012 and December 31, 2011 were $697.1 million and $681.9 million, respectively, representing an increase of $15.2 million during the nine-month period. Loans receivable, net increased by $39.9 million during the first nine months of 2012. Originations of consumer and single-family residential mortgage loans totaling $98.2 million and originations of commercial loans totaling $12.1 million were partially offset by principal repayments of $65.7 million. The Company increased the allowance for loan losses by $1.8 million and transferred $2.9 million from loans to real estate acquired through foreclosure. Loans receivable held for sale increased $400,000 primarily because originations of loans for sale in the secondary market of $39.7 million exceeded proceeds of $39.5 million from loan sales. Investment securities decreased by $8.1 million due to principal repayments and maturities totaling $26.3 million and net premium amortization of $361,000 which were offset by security purchases of $17.8 million and an increase in the fair value of available for sale securities of $870,000.  Largely as a result of the increase in the loan portfolio, cash and cash equivalents decreased by $11.2 million during the first nine months of 2012. The decrease in other assets was mainly due to the sale of foreclosed real estate.

Total liabilities increased by $10.6 million during the first nine months of 2012. Advances from the FHLB increased by $28.2 million, the result of new long term fixed rate advances of $32.2 million and an increase in the outstanding balance of the line of credit of $14.3 million, offset by scheduled amortization and maturities of $18.3 million. Deposit balances decreased $18.0 million during the period with checking and savings accounts increasing by $12.7 million while money market accounts decreased $1.7 million. Retail certificates of deposit (“CDs”) decreased $29.1 million during the first nine months of 2012, largely due to the maturity of CDs which had been originated during periods of higher market interest rates, and were converted into other non-CD products or were withdrawn from the Bank.

Total consolidated stockholders’ equity of the Company was $82.0 million or 11.8% of total assets at September 30, 2012. At September 30, 2012, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Non-performing assets include real estate owned, which is carried at estimated fair value less costs to sell and non-performing loans. Non-performing loans include loan balances 90 days or more past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s non-performing assets:

	At
Non-Performing Assets	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$2,122	$5,502	$5,144
Commercial
Real estate-commercial	1,116	2,711	5,317
Real estate-residential	839	—	—
Construction loans	6,119	4,044	6,205
Commercial and industrial loans	—	6	160
Consumer
Home equity and second mortgage	204	277	277
Other consumer	—	1	—
Total non-performing loans	10,400	12,541	17,103
Real estate owned	7,619	11,730	8,909
Total non-performing assets	$18,019	$24,271	$26,012
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of non-performing loans to gross loans	1.92%	2.49%	3.32%
Ratio of non-performing loans to total assets	1.49%	1.84%	2.46%
Ratio of total non-performing assets to total assets	2.59%	3.56%	3.74%

Non-performing commercial real estate loans include a loan with an unpaid principal balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence. The Bank has recorded a partial charge-off of $932,000 from the allowance for loan losses, equal to the difference between the loan balance and the fair value based upon a recent appraisal. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, $185,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the properties.

Non-performing construction loans include a loan with an unpaid principal balance of $1.8 million secured by five contiguous lots approved for construction of commercial and residential buildings. The Bank recorded a partial charge-off of $432,000 from the allowance for loan losses equal to the difference between the loan balance and a recent appraisal. In addition, $300,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the properties. The borrower is attempting to sell the properties and apply the proceeds toward the outstanding loan balance.

Non-performing construction loans also include two loans, with a combined balance of $2.0 million secured by a parcel of land. The Bank has recorded a partial charge-off of $202,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance. Additionally, $29,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the property.

Non-performing construction loans also include a participation in a commercial construction project with a principal balance due to the Bank of $3.1 million. The Bank has recorded a partial charge-off of $198,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal.

Foreclosed property at September 30, 2012 consisted of seven parcels of real estate with a combined carrying value of $7.6 million. During the first nine months of 2012, the Bank foreclosed on six mortgages secured by a residential property valued at $2.9 million in the aggregate which resulted in a charge to the allowance of $163,000. Also, the Bank sold 43 properties acquired through foreclosure with an aggregate book value of $7.0 million. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the consolidated balance sheet.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Net Income. The Company recorded net income of $1.5 million, or $0.54 per diluted share, for the three months ended September 30, 2012 as compared to net income of $1.1 million, or $0.40 per diluted share, for the three months ended September 30, 2011.

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

	Three Months Ended September 30,
	2012				2011
	Average balance	Interest		Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$527,195	$6,436		4.86%	$502,574	$6,667		5.26%
Mortgage-backed securities	55,820	453		3.23%	66,283	702		4.20%
Investment securities(2)	64,304	699		4.32%	67,662	705		4.13%
Other interest-earning assets(3)	393	—	*	—%	3,237	—	*	—%
Total interest-earning assets	647,712	7,588		4.66%	639,756	8,074		5.01%
Non interest-earning assets	46,168				53,907
Total assets	$693,880				$693,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$538,637	$803		0.59%	$555,713	$1,430		1.02%
Borrowings from the FHLB	66,740	338		2.01%	54,709	473		3.43%
Total interest-bearing liabilities	605,377	1,141		0.75%	610,422	1,903		1.24%
Non interest-bearing liabilities	7,179				7,075
Total liabilities	612,556				617,497
Stockholders’ equity	81,324				76,166
Total liabilities and stockholders’ equity	$693,880				$693,663
Net interest income-tax equivalent basis		6,447				6,171
Interest rate spread(4)-tax equivalent basis				3.91%				3.77%
Net yield on interest-earning assets(5)-tax equivalent basis				3.96%				3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities				106.99%				104.81%
Less: tax-equivalent interest adjustments		(193)				(166)
Net interest income		$6,254				$6,005
Interest rate spread(4)				3.79%				3.67%
Net yield on interest-earning assets(5)				3.84%				3.72%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $193,000 and $166,000 for the quarters ended September 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the three months ended September 30,
	2012 vs 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,496	$(1,727)	$(231)
Mortgage-backed securities	(101)	(148)	(249)
Investment securities (1)	(137)	131	(6)
Other interest-earning assets	—	—	—
Total interest-earning assets	1,258	(1,744)	(486)
Interest expense:
Deposits	(43)	(584)	(627)
Borrowings from the FHLB	491	(626)	(135)

Total interest-bearing liabilities	448	(1,210)	(762)
Net change in net interest income	$810	$(534)	$276

(1)
Tax equivalent adjustments to interest on investment securities were $193,000 and $166,000 for the quarters ended September 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $486,000, or 6.0%, to $7.6 million for the quarter ended September 30, 2012 compared with the third quarter of 2011. Interest income from loans receivable decreased by $231,000, the result of a decrease in the average yield on loans of 40 basis points netted against the effect of a $24.6 million increase in the average balance of loans outstanding. The decrease in the yield was caused by the combined effect of a large number of higher rate loans being prepaid, and new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced. Interest income from mortgage-backed securities was lower in the 2012 quarter in comparison to the same period of 2011 mainly because the yield associated with principal repayments was higher than the yield on mortgage-backed securities purchased in the intervening period.

Total Interest Expense. Total interest expense decreased by $762,000 to $1.1 million during the three-month period ended September 30, 2012 as compared with the same period in 2011. The average interest rates paid on the Bank’s deposits was 43 basis points lower in 2012 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $135,000 between the third quarter of 2012 and the same quarter of 2011. During the intervening period, the Bank increased its average outstanding borrowings by $12.0 million, which included increases in long-term and short-term advances with rates lower than the maturing advances, which resulted in a decrease in the cost of borrowed funds of 142 basis points.

Non-Interest Income. Total non-interest income was $914,000 for the third quarter of 2012 compared with $583,000 for the same period in 2011. Gain on the sale of loans was $257,000 higher during the third quarter of 2012 as a result of a higher level of residential loan sales activity in the quarter.

Non-Interest Expense. Total non-interest expense decreased by $200,000 to $4.5 million for the three months ended September 30, 2012 compared to the same period in 2011. Foreclosed real estate expense decreased $239,000 in the 2012 quarter as compared to the same period in 2011 mainly due to net losses totaling $254,000 in 2011 that resulted from valuation adjustments and disposition of real estate acquired through foreclosure. Other operating expenses were $93,000 lower in the third quarter of 2012 due to a decrease of $40,000 in loan servicing expense and a $27,000 decrease in supervisory examination costs due to the Bank’s conversion to a state charter during the first quarter of 2012. Compensation and benefit expense increased by $67,000, mainly due to the increased costs associated with the defined benefit plan which increased $87,000 between the two quarters. Professional fees increased $86,000 between the two periods as costs were higher during 2012 due to an increase in consulting services.

Income Tax Expense. The Company’s effective tax rate was 24.5% for the quarter ended September 30, 2012 compared to 22.5% for the quarter ended September 30, 2011. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Net Income. The Company recorded net income of $3.9 million, or $1.42 per diluted share, for the nine months ended September 30, 2012 as compared to net income of $2.4 million, or $0.89 per diluted share, for the nine months ended September 30, 2011.

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

	Nine Months Ended September 30,
	2012			2011
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$507,521	$18,864	4.96%	$501,052	$19,946	5.32%
Mortgage-backed securities	59,776	1,556	3.48%	65,541	2,068	4.22%
Investment securities(2)	66,498	2,154	4.33%	67,714	2,155	4.25%
Other interest-earning assets(3)	5,676	2	0.05%	4,970	1	0.03%
Total interest-earning assets	639,471	22,576	4.72%	639,277	24,170	5.05%
Non interest-earning assets	48,345			49,759
Total assets	$687,816			$689,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$547,700	$2,795	0.68%	$549,364	$4,328	1.05%
Borrowings from the FHLB	53,685	1,094	2.72%	57,688	1,537	3.56%
Total interest-bearing liabilities	601,385	3,889	0.86%	607,052	5,865	1.29%
Non interest-bearing liabilities	6,732			6,867
Total liabilities	608,117			613,919
Stockholders’ equity	79,699			75,117
Total liabilities and stockholders’ equity	$687,816			$689,036
Net interest income-tax equivalent basis		18,687			18,305
Interest rate spread(4)-tax equivalent basis			3.86%			3.76%
Net yield on interest-earning assets(5)-tax equivalent basis			3.90%			3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.33%			105.31%
Less: tax-equivalent interest adjustments		(590)			(495)
Net interest income		$18,097			$17,810
Interest rate spread(4)			3.73%			3.66%
Net yield on interest-earning assets(5)			3.78%			3.72%

(1)	Non-performing loans have been included in the appropriate average loan balance category, but interest on non-performing loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $590,000 and $495,000 for the nine months ended September 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the nine months ended September 30,
	2012 vs 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$403	$(1,485)	$(1,082)
Mortgage-backed securities	(171)	(341)	(512)
Investment securities (1)	(51)	50	(1)
Other interest-earning assets	—	1	1
Total interest-earning assets	181	(1,775)	(1,594)
Interest expense:
Deposits	(13)	(1,520)	(1,533)
Borrowings from the FHLB	(101)	(342)	(443)

Total interest-bearing liabilities	(114)	(1,862)	(1,976)
Net change in net interest income	$295	$87	$382

(1)
Tax equivalent adjustments to interest on investment securities were $590,000 and $495,000 for the nine months ended September 30, 2012 and 2011, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.6 million or 6.6% to $22.6 million for the nine months ended September 30, 2012 compared with the first nine months of 2011. Interest income from loans receivable decreased by $1.1 million, the result of a decrease in the average yield on loans of 36 basis points. The decrease in the yield was due to the combined effect of a large number of higher rate loans being prepaid, and new loans added to the portfolio with a lower yield than the existing portfolio loans that matured or refinanced.  Interest income from mortgage-backed securities was lower in the first nine months of 2012 in comparison to the same period of 2011 mainly because the yield associated with repayments was higher than the yield on newly purchased mortgage-backed securities and to a lesser extent, a decrease in the average balance of these securities during the period.

Total Interest Expense. Total interest expense decreased by $2.0 million to $3.9 million during the nine-month period ended September 30, 2012 as compared with the same period in 2011. The average interest rates paid on the Bank’s deposits was 37 basis points lower in the 2012 period due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $443,000 during the first nine months of 2012 as compared to the first nine months of 2011. During the intervening period, the Bank reduced its average outstanding borrowings from the FHLB by $4.0 million, as a result of the maturity of higher rate borrowings, which resulted in a decrease in the cost of funds of the remaining outstanding borrowings of 84 basis points.

Non-Interest Income. Total non-interest income was $2.9 million for the first nine months of 2012 compared with $2.2 million for the same period in 2011. During the first nine months of 2012, gains on the sale of loans increased by $628,000 as a result of a higher level of residential loan sales activity in the period. The disposition of a branch property to a local municipality resulted in a gain of $264,000 in 2012. The 2011 period had included gains on the sale of investment securities of $210,000 and there were no such gains in 2012.

Non-Interest Expense. Total non-interest expense decreased by $81,000 to $14.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. Foreclosed real estate expense increased $208,000 in 2012 mainly due to valuation adjustments to the book value of real estate acquired through foreclosure and net losses from the sale of such assets of $425,000. During 2011, valuation adjustments to the book value of real estate acquired through foreclosure net of gains from the sale of such assets had totaled $254,000. Employee compensation and benefits increased by $270,000, the combined result of annual salary increases and the increased costs associated with the defined benefit plan which increased $261,000 between the two periods. In contrast, professional fees decreased $191,000 between the two periods as legal and professional costs were incurred during 2011 in connection with the Company’s reincorporation in Pennsylvania, the cost of distributing a 5% stock dividend in the first quarter of 2011and the implementation of the Company’s directors’ stock compensation plan. In addition, the Company’s professional fees associated with non performing loans and foreclosures were higher in 2011. Occupancy and equipment costs decreased $185,000, which was mainly the result of a substantial reduction of costs associated with facility snow removal during 2012. FDIC insurance premiums decreased by $79,000 between the two periods due to a change in the method of premium assessment. During the first quarter of 2011, premium assessments were based solely on deposit balances whereas under the new rules, the deposit insurance assessment base is the Bank's average total assets less its average tangible equity.

Income Tax Expense. The Company’s effective tax rate was 23.5% for the nine months ended September 30, 2012 compared to 17.5% for the nine months ended September 30, 2011. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, and pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the nine-month period ended September 30, 2012 in the ability of the Bank and its subsidiaries to fund their operations.

At September 30, 2012, the Bank had commitments outstanding under letters of credit of $807,000, commitments to originate loans of $29.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $46.8 million. At September 30, 2012, the Bank had $3.3 million in outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2012 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $2.3 million at September 30, 2012 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the nine-month period ended September 30, 2012.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2012.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.8 million at September 30, 2012.

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

Date:	November 13, 2012	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 13, 2012	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)