Form 10-K
period 2012-12-31
TF FINANCIAL CORP
filed 2013-03-27
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2012, was $48.4 million (1,964,609 shares at $24.66 per share).

As of March 10, 2013 there were outstanding 2,839,931 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2012. (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

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

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL).  THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT AND OTHER LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF ROEBLING FINANCIAL CORP, INC.; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.	Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired 3rd Fed Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  The Company was originally incorporated under Delaware law in March 1994 and subsequently reorganized as a Pennsylvania Corporation in May 2011. In 2011, the Bank elected to convert from a federally-regulated and chartered financial institution to a state-chartered savings bank and submitted an election to remain a savings association for purposes of holding company regulation following the conversion. The Bank received approval for this conversion from the State of Pennsylvania on December 27, 2011. The official charter conversion became effective January 30, 2012. As a result, the name of the Bank was changed from Third Federal Bank to 3rd Fed Bank.

 The Company is a savings and loan holding company and is subject to regulation by the Pennsylvania Department of Banking and Securities (the “Department of Banking”), the Board of Governors of the Federal Reserve System (the “FRB”), and the Securities and Exchange Commission (the “SEC”). The Company does not transact any material business other than through its direct and indirect subsidiaries: 3rd Fed Bank, Teragon Financial Corporation, Penns Trail Development Corporation, and Third Delaware Corporation. At December 31, 2012, the Company had total assets of $711.8 million, total liabilities of $628.9 million and stockholders’ equity of $82.9 million.

BUSINESS OF THE BANK

The Bank is a community oriented Pennsylvania-chartered stock savings bank offering a variety of financial services to meet the needs of the communities it serves. The Bank’s deposits are insured up to the maximum amount allowable by the Federal Deposit Insurance Corporation (the “FDIC”).

As of December 31, 2012 the Bank operated thirteen branch offices in Bucks and Philadelphia Counties, Pennsylvania and in Mercer County, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 2012, one-to four-family residential mortgage loans totaled $324.4 million or 61% of the Bank’s total loan portfolio. At that same date, the Bank had approximately $44.6 million or 6% of total assets invested in mortgage-backed securities and $59.6 million or 8% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.

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

Pending Acquisition of Roebling Financial Corp, Inc.

On December 28, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Roebling Financial Corp, Inc. (“Roebling”), the parent company of Roebling Bank, under which the Company will acquire Roebling for approximately $14.5 million in stock and cash.

Under the terms of the Merger Agreement, Roebling will merge with and into the Company (the “Merger”) after which Roebling Bank will merge with and into the Bank. Each outstanding share of Roebling common stock will be converted into the right to receive $8.60 per share or 0.364 shares of the Company’s common stock, at the election of Roebling shareholders, subject to proration. The aggregate cash consideration to be paid pursuant to the Merger Agreement must not exceed 50% of the total merger consideration (including any cash paid in connection with shares held by the employee stock ownership plan and not allocated to participant accounts). Cash will be paid in lieu of fractional shares at a value based on the average closing sale price of the Company’s common stock for the twenty trading days immediately prior to the closing date.

In the event of a greater than 15% decline in market value of the Company’s common stock immediately prior to the announcement of the Merger, which percentage decline exceeds any decline in the NASDAQ Bank Index from its starting point by more than 15%, Roebling may be able to terminate the Merger Agreement unless the Company increases the number of shares into which Roebling common stock may be converted.

The Merger is intended to qualify as a tax-free reorganization for federal income tax purposes. As a result, the shares of Roebling exchanged for the Company’s shares will be transferred on a tax-free basis. The Merger is expected to close during the second or third quarter of 2013. If the Merger is not consummated under certain circumstances, Roebling has agreed to pay the Company a termination fee of $650,000.

Market Area

The Bank offers a wide range of consumer and business products at its thirteen full service branch offices located in Bucks and Philadelphia Counties in Pennsylvania, and Mercer County in New Jersey. Five of the branch offices are located in Bucks County, the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Six branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank’s branches in this section of Philadelphia represent a deposit stronghold. The remaining two branches are in Mercer County, New Jersey, which has an expanding population and represents another growth area for the Bank.

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations. Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area. Based upon the latest available data, at June 30, 2012 the Company’s share of deposits in each of the counties in which it operates was as follows:

	Market Share for	Market Share for ZIP Codes
County, State	Entire County	Including Company Branches
Philadelphia, Pennsylvania	0.51%	9.66%
Bucks, Pennsylvania	1.45%	4.48%
Mercer, New Jersey	0.75%	6.44%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 2012, the Bank’s mortgage loans outstanding were $486.1 million, of which $324.4 million were secured by first mortgages on one-to four-family residential property. Of the one-to four-family residential mortgage loans outstanding at that date, 14% were ARMs and 86% were fixed-rate loans. At that same date, commercial loans secured by real estate totaled $145.5 million, and construction loans totaled $16.3 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $42.0 million or 8% of total loans outstanding at December 31, 2012, of which $40.1 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $4.6 million or 1% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
Residential mortgages	$323,665	60.84%	$277,824	55.44%	$269,077	52.84%	$271,651	50.85%	$281,870	51.48%
Commercial – real estate secured	145,454	27.34%	156,450	31.22%	163,910	32.19%	168,098	31.46%	168,231	30.73%
Construction loans	16,288	3.06%	16,336	3.26%	18,799	3.69%	29,671	5.55%	30,633	5.60%
Total mortgage loans	485,407	91.24%	450,610	89.92%	451,786	88.72%	469,420	87.86%	480,734	87.81%
Consumer loans:
Home equity and second mortgage	40,143	7.55%	44,165	8.81%	49,430	9.71%	54,811	10.26%	56,233	10.27%
Other consumer	1,835	0.34%	1,971	0.39%	2,407	0.47%	2,565	0.48%	2,287	0.42%
Total consumer and other loans	41,978	7.89%	46,136	9.20%	51,837	10.18%	57,376	10.74%	58,520	10.69%
Commercial loans:
Commercial and industrial loans	4,646	0.87%	4,414	0.88%	5,575	1.10%	7,462	1.40%	8,227	1.50%
Total commercial-business loans	4,646	0.87%	4,414	0.88%	5,575	1.10%	7,462	1.40%	8,227	1.50%
Total loans	532,031	100.00%	501,160	100.00%	509,198	100.00%	534,258	100.00%	547,481	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	1,611		1,065		658		609		704
Allowance for loan losses	(6,922)		(8,100)		(8,328)		(5,215)		(3,855)
Total loans, held for investment, net	$526,720		$494,125		$501,528		$529,652		$544,330

Loans held for sale:
Mortgage loans:
Residential mortgages	$706	100.00%	$488	100.00%	$130	100.00%	$1,082	100.00%	$1,659	100.00%
Total loans held for sale	$706	100.00%	$488	100.00%	$130	100.00%	$1,082	100.00%	$1,659	100.00%

Mortgage-backed securities held to maturity:
Federal Home Loan Mortgage Corporation (“FHLMC”)	$342	17.40%	$449	17.35%	$566	17.86%	$754	20.20%	$1,100	23.04%
Federal National Mortgage Association (“FNMA”)	895	45.55%	1,242	47.99%	1,489	46.99%	1,698	45.49%	2,141	44.85%
Government National Mortgage Association (“GNMA”)	728	37.05%	897	34.66%	1,114	35.15%	1,281	34.31%	1,533	32.11%
Total mortgage-backed securities held to maturity	$1,965	100.00%	$2,588	100.00%	$3,169	100.00%	$3,733	100.00%	$4,774	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$2,159	5.06%	$3,586	6.36%	$2,355	3.54%	$3,440	4.40%	$4,504	4.20%
FNMA	30,001	70.30%	23,454	41.60%	9,734	14.64%	9,146	11.70%	12,320	11.49%
GNMA	726	1.70%	1,140	2.02%	1,637	2.46%	1,886	2.41%	—	—%
Real estate investment mortgage conduit ("REMICs")	9,788	22.94%	28,202	50.02%	52,765	79.36%	63,726	81.49%	90,393	84.31%
Total mortgage-backed securities available for sale	$42,674	100.00%	$56,382	100.00%	$66,491	100.00%	$78,198	100.00%	$107,217	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2012, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2012 are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due 1/1/13 -	Due 1/1/14 -	Due After
	12/31/13	12/31/17	12/31/17
	(In thousands)
Loans held for sale:
Residential mortgages	$—	$—	$706
Total loans held for sale	$—	$—	$706

Loans receivable:
Residential mortgages	$243	$7,743	$315,679
Commercial – real estate secured	15,277	5,902	124,275
Construction loans	16,288	—	—
Consumer and other	159	3,725	38,094
Commercial and industrial loans	988	1,245	2,413
Total loans receivable	$32,955	$18,615	$480,461

The following table sets forth the dollar amount of all loans due after December 31, 2013, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined	Floating or
	Rates	Adjustable Rate
	(In thousands)
Loans held for sale:
Residential mortgages	$706	$—
Total loans held for sale	$706	$—

Loans receivable:
Residential mortgages	$275,616	$47,806
Commercial – real estate secured	18,325	111,852
Consumer and other	21,098	20,721
Commercial and industrial loans	3,479	179
Total loans receivable	$318,518	$180,558

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

Loan originations are obtained through the Bank’s retail banking channels, the local community, and referrals from established builders and realtors within the Bank’s lending area using direct advertising in local newspapers, branch signage and promotions, and word of mouth referrals. The Bank also has a mortgage lending department that is separate as to its sales efforts from the consumer lending department of the Bank. This department employs a lending manager and several commissioned loan officers. The mortgage loan officers support the Bank’s branches and customers, and additionally engage in calling efforts directed toward realtors, builders, other loan originators and others that can be sources of lending business for the Bank.

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

The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FNMA while retaining the servicing rights on these loans. As of December 31, 2012, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $127.9 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

Commercial Lending.  The Bank originates permanent loans secured by commercial real estate including non-owner occupied residential, multi-family dwelling units, professional office buildings and hotels/motels. The Bank generally originates commercial real estate and multi-family loans up to 75% of the appraised value of the property securing the loan. Currently, it is the Bank’s practice to originate commercial real estate and multi-family loans primarily on properties in its general market area. The commercial real estate and multi-family loans in the Bank’s portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates for terms of up to 25 years, and typically either have a scheduled interest rate reset or are callable by the Bank after a 5 to 10 year period.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the feasibility and cash flow potential of the project and the borrower’s creditworthiness. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be impacted to a greater extent by adverse conditions in the real estate market or the economy than residential real estate loans. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2012, the five largest commercial real estate and multi-family loans totaled $26.0 million with no single loan larger than $7.8 million.

Construction and Land Acquisition Lending.  At December 31, 2012, the Bank’s construction and land acquisition loans were $16.3 million or 3% of the Bank’s total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Land acquisition lending is susceptible to the risks of obtaining necessary approvals and permits, and the feasibility of the project once such approvals are obtained. At December 31, 2012, the five largest construction and land acquisition loans totaled $14.9 million with no single loan larger than $6.0 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans. These loans totaled $42.0 million or 8% of the Bank’s total loan portfolio at December 31, 2012. The Bank originates consumer loans through its retail banking channel and mortgage loan department.

In connection with consumer loan applications, the Bank verifies the borrower’s income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is evaluated. All automobile loan applications are reviewed and approved by the Bank. The Bank reviews the credit report of the borrower as well as the value of the vehicle which secures the loan.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, thus facilitating the Bank’s interest rate risk management. Consumer loans can have a higher risk of default than residential mortgage loans. However, at December 31, 2012, $0.2 million or 1% of the Bank’s consumer loans were delinquent more than 90 days, compared to $2.2 million or 1% of residential one-to four-family loans.

The Bank offers second mortgage loans on one-to four-family residences. At December 31, 2012, second mortgage and home equity loans totaled $40.1 million, or 8% of the Bank’s total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term. Such loans are only made on owner-occupied one-to four-family residences and are subject to a 90% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to four-family residential loans.

Commercial and Industrial Loans.  The Bank makes commercial business loans predominantly on a secured or guaranteed basis. The terms of these loans generally do not exceed five years. These loans can have floating interest rates which adjust with changes in market interest rates, usually the prime rate, or have a fixed rate related to their term to maturity. The Bank’s commercial business loans primarily consist of short-term loans for equipment, working capital, business expansion, interim financing for the purchase of income-producing property and inventory financing, and may not be real estate secured.

The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 2012, the Bank had approximately $4.6 million outstanding in commercial business loans, which represented approximately 1% of its total loan portfolio. At December 31, 2012, the five largest commercial business loans totaled $3.4 million with no single loan larger than $1.5 million.

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

Loans to One Borrower. Under applicable Pennsylvania and federal law, the Bank has, subject to certain exemptions, a lending limit to one borrower in an amount equal to 15% of the Bank’s capital account. In addition, the Bank may extend credit to a single borrower secured by federal and state securities and other specified collateral in an amount up to 15% of its capital account. A Pennsylvania bank’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities, and general reserves for loan losses. The Bank’s maximum loan-to-one borrower limit was approximately $12.1 million as of December 31, 2012 and the Bank’s five largest aggregate lending relationships pursuant to the loans to one borrower regulations had balances ranging from $6.4 to $8.7 million.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities. The majority of such securities are classified as available for sale. In addition, they serve as collateral for borrowings and, through repayments, are a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2012, consisted of pass-through certificates issued by the FHLMC ($2.5 million), GNMA ($1.5 million), FNMA ($30.9 million), and REMICs formed from pass-through certificates issued by these same agencies ($9.8 million).

At December 31, 2012, the amortized cost of mortgage-backed securities totaled $43.2 million, or 6% of total assets, and the fair value of such securities totaled approximately $44.9 million.

The Bank’s mortgage-backed securities which are so-called “pass-through” represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed through intermediaries (generally quasi-governmental agencies) to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, include FHLMC, FNMA and GNMA. The REMIC securities are composed of the same loan types as the pass-through certificates, but offer differing characteristics as to their expected cash flows depending on the class of such securities purchased. The Bank’s REMICs are primarily “planned amortization classes” (“PAC”), “very accurately defined maturity” (“VADM”) classes, and short-term “sequential” classes that, when purchased, offered a high probability of predictable cash flows.

Mortgage-Backed Securities Carrying Value. The following table sets forth the carrying value of the Bank’s mortgage-backed securities held in portfolio at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)
Held to maturity:
GNMA-fixed rate	$728	$897	$1,114
FHLMC ARMs	5	9	14
FHLMC-fixed rate	337	440	552
FNMA-fixed rate	895	1,242	1,489
Total mortgage-backed securities held to maturity	$1,965	$2,588	$3,169
Available-for-sale:
GNMA-fixed rate	$726	$1,140	$1,637
FHLMC-fixed rate	2,159	3,586	2,355
FNMA-fixed rate	30,001	23,454	9,734
REMICs-fixed rate	9,788	28,202	52,765
Total mortgage-backed securities available for sale	$42,674	$56,382	$66,491

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2012. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Held		Available
Contractually Due	to Maturity	WAC	for Sale	WAC
	(Dollars in thousands)

Less than 1 year	$—	—%	$347	4.83%
1 to 3 years	—	—%	2,098	5.10%
3 to 5 years	20	6.96%	—	—%
5 to 10 years	218	4.96%	9,642	3.72%
10 to 20 years	1,727	6.36%	22,110	3.38%
Over 20 years	—	—%	8,477	4.38%
Total mortgage-backed securities	$1,965	6.21%	$42,674	3.75%

Nonperforming and Problem Assets

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

Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and real estate owned by the Bank at the dates indicated. The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgages	$2,265	$5,502	$3,618	$1,117	$780
Commercial – real estate secured	1,149	2,711	9,594	2,506	1,356
Construction loans	4,794	4,044	4,307	4,554	3,017
Consumer and other	151	278	1,415	107	126
Commercial and industrial loans	—	6	44	—	—
Total nonaccrual loans	8,359	12,541	18,978	8,284	5,279

Real estate owned, net	7,282	11,730	7,482	1,279	—
Total nonperforming assets	$15,641	$24,271	$26,460	$9,563	$5,279
Total nonaccrual loans to loans	1.56%	2.49%	3.72%	1.55%	0.96%
Total nonaccrual loans to total assets	1.17%	1.84%	2.74%	1.16%	0.72%
Total nonperforming assets to total assets	2.20%	3.56%	3.82%	1.34%	0.72%

Nonperforming commercial real estate loans include a loan with an unpaid principal balance of $1.5 million secured by two contiguous parcels of commercial real estate and a lien on the guarantor’s personal residence. The Bank has recorded a partial charge-off of $951,000 from the allowance for loan losses, equal to the difference between the loan balance and the fair value based upon a recent appraisal. The Bank has initiated foreclosure proceedings and the borrower has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, $296,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the properties.

Nonperforming construction loans also include two loans, with a combined balance of $2.0 million secured by a parcel of land. The Bank has recorded a partial charge-off of $202,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance. Additionally, $29,000 of the allowance for loan losses has been allocated to this loan for potential acquisition or selling costs related to the property.

Nonperforming construction loans also include a participation in a commercial construction project with a principal balance due to the Bank of $3.1 million. The Bank has recorded a partial charge-off of $198,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. Additionally, $1,000,000 of the allowance for loan losses has been allocated to this loan for a potential shortfall related to the disposition of the loan.

With respect to each of the remaining nonperforming loans, the Bank is taking appropriate steps to resolve the individual situations.

The Bank was not aware of any other significant potential problem loans. “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

At December 31, 2012, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

In establishing allowances, an impairment reserve is established for loans which because of past payment history, a review of recent financial information, or other facts regarding the credit, pose a higher than normal amount of perceived risk of collection. In addition, an allowance is assigned based upon qualitative and quantitative risk factors which are inherent in class of the loan portfolio.

Although the allowance has been determined based on loan class, the total allowance is available to absorb any and all losses from any class of the loan portfolio. At December 31, 2012, management believes that the allowance for loan losses is at an acceptable level.

The following table sets forth information with respect to the allocation of the Bank’s allowance for loan losses by loan type at the dates and for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$8,100	$8,328	$5,215	$3,855	$2,842
Provision for loan losses	2,400	3,728	4,241	2,930	1,500
Charge-offs:
Residential mortgages	(768)	(172)	(49)	(149)	(12)
Commercial – real estate secured	(1,438)	(2,041)	(831)	(278)	—
Construction loans	(1,182)	(1,521)	(59)	(1,092)	(347)
Consumer and other	(116)	(237)	(53)	(88)	(55)
Commercial and industrial loans	(156)	(44)	(146)	(9)	(160)
Recoveries:
Residential mortgages	56	12	—	—	—
Construction loans	—	1	—	5	—
Consumer and other	4	8	9	13	19
Commercial and industrial loans	22	38	1	28	68
Balance at end of year	$6,922	$8,100	$8,328	$5,215	$3,855

Ratio of net charge-offs during the period to average loans outstanding during the period	0.70%	0.79%	0.22%	0.29%	0.09%
Ratio of allowance for loan losses to nonperforming loans at the end of the period	82.81%	64.59%	43.88%	63.00%	73.00%
Ratio of allowance for loan losses to loans receivable at the end of the period	1.30%	1.61%	1.63%	0.98%	0.71%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$1,849	60.8%	$2,194	55.5%	$1,839	52.8%	$962	50.9%	$1,461	51.5%
Commercial – real estate secured	2,607	27.3%	3,071	31.2%	3,099	32.2%	2,031	31.5%	1,108	30.7%
Construction loans	1,697	3.1%	1,830	3.2%	2,479	3.7%	1,736	5.5%	953	5.6%
Consumer and other loans	262	7.9%	470	9.2%	623	10.2%	317	10.7%	259	10.7%
Commercial and industrial loans	119	0.9%	138	0.9%	76	1.1%	169	1.4%	74	1.5%
Unallocated	388	—%	397	—%	212	—%	—	—%	—	—%
Total allowance	$6,922	100.0%	$8,100	100.0%	$8,328	100.0%	$5,215	100.0%	$3,855	100.0%

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

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Interest-earning deposits	$26,440	$26,440	$10,430	$10,430	$4,219	$4,219

Securities available for sale:
U.S. government and agency obligations	$—	$—	$2,995	$3,030	$6,000	$6,059
State and political subdivisions	55,254	59,610	51,287	55,091	47,348	48,208
Corporate debt securities	—	—	—	—	3,340	3,563
Total	$55,254	$59,610	$54,282	$58,121	$56,688	$57,830

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2012. Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
(Dollars in thousands)
State and political subdivisions	$602	5.18%	$9,514	5.30%	$25,154	5.11%	$19,984	5.20%	$55,254	5.18%	$59,610

Sources of Funds

General.  Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, noninterest-bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $38.3 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2012.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has historically maintained a high level of core deposits consisting of regular savings, money market, noninterest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2012, core deposits amounted to 69% of total deposits.

The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. The Bank does not have a significant amount of deposits from outside its market area. Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2012			2011			2010
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts:
Interest-bearing checking accounts	$76,370	13.63%	0.23%	$65,677	11.91%	0.34%	$56,157	10.21%	0.31%
Money market accounts	153,827	27.45%	0.51%	155,010	28.12%	0.62%	149,744	27.22%	0.80%
Noninterest-bearing checking accounts	52,433	9.36%	—	43,910	7.96%	—	40,389	7.34%	—
Total transaction accounts	282,630	50.44%	0.34%	264,597	47.99%	0.45%	246,290	44.77%	0.56%
Passbook accounts	106,268	18.97%	0.23%	105,617	19.16%	0.39%	99,686	18.12%	0.46%
Certificates of deposit	171,417	30.59%	1.06%	181,074	32.85%	1.56%	204,159	37.11%	2.08%
Total deposits	$560,315	100.00%	0.54%	$551,288	100.00%	0.79%	$550,135	100.00%	1.10%

At December 31, 2012, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$5,651
Over three through six months	6,829
Over six through 12 months	20,393
Over 12 months	17,841
Total	$50,714

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

	At December 31,
	2012	2011	2010
	(Dollars in thousands)

FHLB advances	$60,656	$46,908	$61,987

Weighted average interest rate	1.88%	3.37%	3.73%

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance of FHLB advances	$83,238	$65,001	$82,299
Weighted average balance of FHLB advances	56,837	55,274	74,758
Weighted average interest rate of FHLB advances	2.47%	3.52%	3.93%

Subsidiary Activity

At December 31, 2012, the Bank had two wholly-owned operating subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in securities. At December 31, 2012, the Bank had $156.9 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2012 the Bank had an investment of $184,000 in Teragon. During 2007, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2012, Teragon received $24,000 of insurance commissions.

Personnel

As of December 31, 2012, the Company had 154 full-time and 13 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

·
Increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with noninterest-bearing transaction accounts having unlimited deposit insurance through December 31, 2012.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured by the DIF of the FDIC. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for noninterest-bearing transaction accounts until December 31, 2012. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.

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

The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35 percent of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The Dodd-Frank Act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

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

The Bank is also subject to minimum capital requirements imposed by the Department of Banking on Pennsylvania-chartered depository institutions. Under the Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution based on the institution’s substandard performance in any of a number of areas.

At December 31, 2012, the Bank was in compliance with all of its regulatory capital requirements.

Dividend Limitations.  The Banking Code provides that dividends may be declared and paid by a Pennsylvania bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. In addition, the Bank may not declare or pay a dividend if the Bank is in default in payment of any assessment due the FDIC or if the effect of the dividend would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Bank’s mutual-to-stock conversion. Furthermore, as the subsidiary of a savings and loan holding company, the Bank is required to provide the FRB with notice of a proposed capital distribution at least 30 days before declaring a dividend to the Company.

Qualified Thrift Lender Test.  The Home Owners’ Loan Act (“HOLA”), as amended, requires subsidiary institutions of savings and loan holding companies to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, the Company will continue its status as a grandfathered unitary savings and loan holding company. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every 12 months. As of December 31, 2012, the Bank was in compliance with its QTL requirement with 69.04% of its assets invested in QTIs.

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

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.60% of its advances outstanding from the FHLB plus 0.35% of its member asset value (“MAV”). The FHLB determines the Bank’s MAV by assigning a borrowing factor to the Bank’s investment in loans and securities. At December 31, 2012, the Bank was in compliance with this requirement with a MAV of $337.0 million and $5.4 million in FHLB stock.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2012, no reserves were required to be maintained on the first $11.5 million of transaction accounts, (increasing to $12.4 million in 2013), reserves of 3% were required to be maintained against the next $59.5 million (increasing to $67.1 million in 2013) of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window.”

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital. These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt. The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement.  In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over four years beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital.  Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital. Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted. Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposed rules would also significantly change the risk-weighting for residential mortgages. Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans have a 100% risk weight. Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%. Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%. The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2012, the Bank operated from its administrative offices and thirteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns one parcel of land and a building behind its Doylestown branch office. The parcel is available to be leased to a third-party. The net book value of the lot was $10,000. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $694,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned
ADMINISTRATIVE OFFICE
Newtown Office	Owned
3 Penns Trail
Newtown, PA 18940

BRANCH AND LOAN OFFICES
Frankford Office	Leased
4625 Frankford Avenue
Philadelphia, PA 19124

Ewing Office	Owned
2075 Pennington Road
Ewing, NJ 08618

Hamilton Office	Owned
1850 Route 33
Hamilton Square, NJ 08690

Fishtown Office	Owned
York & Memphis Streets
Philadelphia, PA 19125

Cross Keys Office	Owned
834 North Easton Road
Doylestown, PA 18902

Bridesburg Office	Owned
Orthodox & Almond Streets
Philadelphia, PA 19137

New Britain Office	Leased
600 Town Center
New Britain, PA 18901

Newtown Office	Leased
950 Newtown Yardley Road
Newtown, PA 18940

Mayfair Office	Owned
Roosevelt Blvd. at Unruh
Philadelphia, PA 19149

Doylestown Office	Owned
60 North Main Street
Doylestown, PA 18901

Feasterville Office	Leased
1201 Buck Road
Feasterville, PA 19053

Woodhaven Office	Leased
12051 Knights Road
Philadelphia, PA 19154

Girard Office	Leased
136 West Girard Avenue
Philadelphia, PA 19123

PROCESSING OPERATIONS
Operations Center	Owned
62-66 Walker Lane
Newtown, PA 18940

Operations Center	Leased
98 Walker Lane
Newtown, PA 18940

Item 3.	Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business that in the aggregate involve amounts which are believed by management to be material to the consolidated financial condition or results of operations of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Corporate Profile and Related Information —Stock Market Information,” “—Dividend Policy” and “—Stock Price and Dividend History” in the Registrant’s 2012 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2012:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plan or	the Plans or
Month	Shares Purchased	Paid per Share	Program	Programs
October 1, 2012 - October 31, 2012	—	—	—	101,957

November 1, 2012 - November 30, 2012	—	—	—	101,957

December 1, 2012 - December 31, 2012	—	—	—	101,957

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2012 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2012 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2012 Annual Report to Stockholders are incorporated herein by reference.

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

(b)	Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is included in the Registrant’s 2012 Annual Report to Stockholders and is incorporated herein by reference. Neither this Annual Report on Form 10-K nor the Annual Report to Stockholders includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

The information contained under the sections captioned “Proposal I — Election of Directors — General Information and the Nominees; Security Ownership of Management” and “— Biographical Information”, “—Meetings and Committees of the Board of Directors”, “—Director Nomination Process” ,and “Additional Information About Directors and Executive Officers —Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Proposal I — Election of Directors” in the Registrant’s Proxy Statement.

(c)
Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2012 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.
 EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	89,279	$24.08	275,000
Equity compensation plans not approved by shareholders	—	—	—
Total	89,279	$24.08	275,000

For information regarding the material features of the Registrant’s equity compensation plans, see Note 1 and Note 10 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report(1):

(1)	The following financial statements and the reports of the independent auditor of the Company included in the Company’s 2012 Annual Report to Stockholders are incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income For the Years Ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)      Exhibits

(a)           The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger, dated December 28, 2012, by and among TF Financial Corporation, 3rd Fed Bank, Roebling Financial Corp, Inc. and Roebling Bank (1)
3.1	Amended and Restated Articles of Incorporation of TF Financial Corporation (2)
3.2	Bylaws of TF Financial Corporation
4.0	Stock Certificate of TF Financial Corporation (3)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (3)
10.2	Third Federal Savings Bank Directors Consultation and Retirement Plan (4)
10.3	Severance Agreement with Kent C. Lufkin (5)
10.4	Agreement and General Release with Floyd P. Haggar (6)
10.5	Severance Agreement with Dennis R. Stewart (7)
10.6	TF Financial Corporation 1997 Stock Option Plan (8)
10.7	Severance Agreement with Robert N. Dusek (9)
10.8	TF Financial Corporation Incentive Compensation Plan (10)
10.9	TF Financial Corporation 2005 Stock-Based Incentive Plan (11)
10.10	Severance Agreement with Elizabeth Kaspern (12)
10.11	TF Financial Corporation Stock Repurchase Plan (13)
10.12	TF Financial Corporation 2011 Directors Stock Compensation Plan (14)
10.13	TF Financial Corporation 2012 Stock Option Plan
10.14
Agreement by and among TF Financial Corporation, Dennis Pollack, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, Broad Park Investors, LLC, CBPS, LLC, LSBK06-08, LLC, Seidman and Associates, LLC, Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP (15)

10.15
Amendment No. 1 to Agreement by and among TF Financial Corporation, Dennis Pollack, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, Broad Park Investors, LLC, CBPS, LLC, LSBK06-08, LLC, Seidman and Associates, LLC, Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP (16)

13.0	2012 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm-S.R. Snodgrass, A.C.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

(1)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2012.

(2)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2011.

(3)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on February 21, 2013.

(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

(11)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

(14)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 29, 2011.

(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2011.

(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 27, 2013	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2013.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ Robert N. Dusek	By:	/s/ Carl F. Gregory
	Robert N. Dusek		Carl F. Gregory
	Chairman of the Board		Director

By:	/s/ Dennis Pollack	By:	/s/ Joseph F. Slabinski, III
	Dennis Pollack		Joseph F. Slabinski, III
	Director		Director

By:	/s/ Kenneth A. Swanstrom	By:	/s/ Albert M. Tantala, Sr.
	Kenneth A. Swanstrom		Albert M. Tantala, Sr.
	Director		Director

By:	/s/ James B. Wood
James B. Wood
Director