Form 10-Q
period 2013-03-31
TF FINANCIAL CORP
filed 2013-05-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 14, 2013

Class	Outstanding
$.10 par value common stock	2,841,423 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	At
	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and cash equivalents	$48,690	$31,137
Investment securities
Available for sale	95,796	102,284
Held to maturity (fair value of $2,166 and $2,271 as of March 31, 2013 and December 31, 2012, respectively)	1,878	1,965
Loans receivable, net	520,856	526,720
Loans receivable, held for sale	711	706
Federal Home Loan Bank stock — at cost	4,633	5,431
Accrued interest receivable	2,455	2,460
Premises and equipment, net	6,029	6,108
Goodwill	4,324	4,324
Bank owned life insurance	19,252	19,109
Other assets	11,378	11,592
TOTAL ASSETS	$716,002	$711,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$571,330	$560,315
Advances from the Federal Home Loan Bank ("FHLB")	54,151	60,656
Advances from borrowers for taxes and insurance	2,650	2,880
Accrued interest payable	884	817
Other liabilities	3,579	4,223
Total liabilities	632,594	628,891

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2013 and December 31, 2012, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,839,931 and 2,838,493 shares outstanding at March 31, 2013 and December 31, 2012, respectively, net of shares in treasury of 2,450,069 and 2,451,507, respectively.	529	529
Additional paid-in capital	54,441	54,328
Unearned ESOP shares	(939)	(970)
Treasury stock — at cost	(50,866)	(50,896)
Retained earnings	80,070	78,984
Accumulated other comprehensive income	173	970
Total stockholders’ equity	83,408	82,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,002	$711,836

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the three months ended March 31,
	2013	2012
	(dollars in thousands, except per share data)

Interest income
Loans, including fees	$6,066	$6,197
Investment securities
Fully taxable	369	629
Exempt from federal taxes	418	435
Interest-bearing deposits and other	4	2
TOTAL INTEREST INCOME	6,857	7,263
Interest expense
Deposits	731	1,066
Borrowings	248	405
TOTAL INTEREST EXPENSE	979	1,471
NET INTEREST INCOME	5,878	5,792
Provision for loan losses	439	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,439	5,292
Noninterest income
Service fees, charges and other operating income	527	484
Bank owned life insurance	143	152
Gain on sale of loans	305	324
Gain on disposition of premises and equipment	420	277
TOTAL NONINTEREST INCOME	1,395	1,237
Noninterest expense
Compensation and benefits	2,817	2,874
Occupancy and equipment	697	710
Federal deposit insurance premiums	110	151
Professional fees	288	351
Merger-related costs	320	—
Marketing and advertising	39	85
Foreclosed real estate expense	224	287
Other operating	535	598
TOTAL NONINTEREST EXPENSE	5,030	5,056
INCOME BEFORE INCOME TAXES	1,804	1,473
Income tax expense	581	318
NET INCOME	$1,223	$1,155

Earnings per share—basic	$0.45	$0.42
Earnings per share—diluted	$0.45	$0.42
Dividends paid per share	$0.05	$0.05
Weighted average shares outstanding:
Basic	2,738,375	2,718,839
Diluted	2,741,889	2,722,405

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in thousands)

Net income	$1,223	$1,155
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding losses	(1,273)	(103)
Tax effect	433	35
Net of tax amount	(840)	(68)
Pension plan benefit adjustment:
Related to actuarial losses	66	72
Tax effect	(23)	(25)
Net of tax amount	43	47
Total other comprehensive loss	(797)	(21)
Comprehensive income	$426	$1,134

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,223	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	23	54
Premiums and discounts on investment securities, net	69	57
Premiums and discounts on mortgage-backed securities, net	114	97
Deferred loan origination costs, net	67	54
Provision for loan losses	439	500
Depreciation of premises and equipment	167	203
Increase in value of bank owned life insurance	(143)	(152)
Stock-based compensation	174	121
Proceeds from sale of loans originated for sale	11,860	15,694
Origination of loans held for sale	(11,680)	(15,926)
Loss on foreclosed real estate	178	179
Gain on:
Sale of loans held for sale	(305)	(324)
Disposition of premises and equipment	(420)	(277)
Decrease in:
Accrued interest receivable	5	108
Other assets	267	81
Increase (decrease) in:
Accrued interest payable	67	254
Other liabilities	(236)	(167)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,869	1,711

INVESTING ACTIVITIES
Loan originations	(29,085)	(19,210)
Loan principal payments	34,343	20,441
Proceeds from sale of foreclosed real estate	34	3,278
Proceeds from disposition of premises and equipment	417	356
Proceeds from maturities of investment securities available for sale	1,945	—
Principal repayments on mortgage-backed securities held to maturity	87	149
Principal repayments on mortgage-backed securities available for sale	5,879	8,195
Purchase of investment securities available for sale	(2,792)	(4,260)
Purchase of mortgage-backed securities available for sale	—	(13,520)
Purchase of premises and equipment	(85)	(249)
Redemption of FHLB stock	798	383
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	11,541	(4,437)

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in thousands)
FINANCING ACTIVITIES
Net increase in deposits	11,015	10,913
Proceeds of long-term FHLB borrowings	—	4,500
Repayment of long-term FHLB borrowings	(6,505)	(4,723)
Net decrease in advances from borrowers for taxes and insurance	(230)	(417)
Common stock dividends paid	(137)	(135)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,143	10,138
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,553	7,412
Cash and cash equivalents at beginning of period	31,137	14,928
Cash and cash equivalents at end of period	$48,690	$22,340
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$912	$1,217
Income taxes	$250	$—
Noncash transactions:
Capitalization of mortgage servicing rights	$120	$160
Transfers from loans to foreclosed real estate	$100	$1,848

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2013 (unaudited) and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”) and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has provided the necessary disclosures in Note 6 – Accumulated Other Comprehensive Income (Loss).

In February 2013, FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. US GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 4 — CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 5 — EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended March 31, 2013
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,223	2,738,375	$0.45
Effect of dilutive securities
Stock options and grants	—	3,514	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,223	2,741,889	$0.45

There were 31,963 options to purchase shares of common stock with exercise prices ranging from $25.71 to $32.51 per share which were outstanding during the three months ended March 31, 2013 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended March 31, 2012
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,155	2,718,839	$0.42
Effect of dilutive securities
Stock options and grants	—	3,566	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,155	2,722,405	$0.42

There were 61,526 options to purchase shares of common stock with exercise prices ranging from $24.12 to $32.51 per share which were outstanding during the three months ended March 31, 2012 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2012	$3,805	$(2,835)	$970
Other comprehensive income (loss) before reclassifications	(840)	—	(840)
Amounts reclassified from accumulated other comprehensive income	—	43	43
Period change	(840)	43	(797)
Balance at March 31, 2013	$2,965	$(2,792)	$173

Balance at December 31, 2011	$3,649	$(2,903)	$746
Other comprehensive income (loss) before reclassifications	(68)	—	(68)
Amounts reclassified from accumulated other comprehensive income	—	47	47
Period change	(68)	47	(21)
Balance at March 31, 2012	$3,581	$2,856	$725

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate approximating 34%.
(2)	Amounts in parenthesis indicate debits.

	Amount reclassified from accumulated other comprehensive income For the three months ended March 31, (2)		Affected line item in the consolidated statements of net income
	2013	2012
	(in thousands)
Defined benefit pension plan (1)
Amortization of net actuarial loss	$66	$72	Compensation and benefits
Related income tax expense	(23)	(25)	Income tax expense
Net effect on accumulated other comprehensive income for the period	$43	$47	Net income

(1)	Included in the computation of net periodic pension cost. See Note 11 – Employee Benefit Plans for additional detail.
(2)	Amounts in parenthesis indicate debits.

NOTE 7 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
State and political subdivisions	$56,032	$3,422	$(100)	$59,354
Residential mortgage-backed securities issued by quasi-governmental agencies	35,272	1,170	—	36,442
Total investment securities available for sale	91,304	4,592	(100)	95,796

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,878	288	—	2,166
Total investment securities	$93,182	$4,880	$(100)	$97,962

	At December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
State and political subdivisions	$55,254	$4,360	$(4)	$59,610
Residential mortgage-backed securities issued by quasi-governmental agencies	41,265	1,409	—	42,674
Total investment securities available for sale	96,519	5,769	(4)	102,284

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,965	306	—	2,271
Total investment securities	$98,484	$6,075	$(4)	$104,555

There were no sales of investment securities during the three months ended March 31, 2013 or 2012.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At March 31, 2013
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(in thousands)
Investment securities
Due in one year or less	$601	$602	$—	$—
Due after one year through five years	10,628	11,170	—	—
Due after five years through ten years	23,104	24,285	—	—
Due after ten years	21,699	23,297	—	—
	56,032	59,354	—	—

Mortgage-backed securities	35,272	36,442	1,878	2,166
Total investment and mortgage-backed securities	$91,304	$95,796	$1,878	$2,166

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
State and political subdivisions	5	$4,244	$(100)	$—	$—	$4,244	$(100)
Total temporarily impaired securities	5	$4,244	$(100)	$—	$—	$4,244	$(100)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
State and political subdivisions	1	$617	$(4)	$—	$—	$617	$(4)
Total temporarily impaired securities	1	$617	$(4)	$—	$—	$617	$(4)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at March 31, 2013 and December 31, 2012, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income.

NOTE 8 — LOANS RECEIVABLE

Loans receivable are summarized as follows:

	At
	March 31, 2013	December 31, 2012
	(in thousands)
Held for investment:
Residential
Residential mortgages	$320,179	$323,665

Commercial
Real estate-commercial	108,870	104,766
Real estate-residential	21,121	21,570
Real estate-multi-family	17,814	19,118
Construction loans	11,601	16,288
Commercial and industrial loans	5,202	4,646
Total commercial loans	164,608	166,388

Consumer
Home equity and second mortgage	39,357	40,143
Other consumer	1,755	1,835
Total consumer loans	41,112	41,978

Total loans	525,899	532,031
Net deferred loan origination costs and unamortized premiums	1,619	1,611
Less allowance for loan losses	(6,662)	(6,922)
Total loans receivable	$520,856	$526,720

Held for sale:
Residential
Residential mortgages	$711	$706

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

	At March 31, 2013
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$95,567	$4,161	$9,142	$—	$108,870
Real estate-residential	20,027	373	721	—	21,121
Real estate-multi-family	14,456	—	3,358	—	17,814
Construction loans	3,401	3,551	4,649	—	11,601
Commercial and industrial loans	5,124	78	—	—	5,202
Total	$138,575	$8,163	$17,870	$—	$164,608

	At December 31, 2012
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$91,446	$4,192	$9,128	$—	$104,766
Real estate-residential	19,244	1,018	1,308	—	21,570
Real estate-multi-family	15,751	—	3,367	—	19,118
Construction loans	7,397	4,097	4,794	—	16,288
Commercial and industrial loans	4,565	81	—	—	4,646
Total	$138,403	$9,388	$18,597	$—	$166,388

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

Loans classified as special mention, substandard or doubtful are monitored individually on a monthly basis. Loans which require impairment evaluation are placed on nonaccrual status and are classified as substandard or doubtful.

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

	At March 31, 2013
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$317,937	$2,242	$320,179
Home equity and second mortgage	39,214	143	39,357
Other consumer	1,744	11	1,755
Total	$358,895	$2,396	$361,291

	At December 31, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$321,400	$2,265	$323,665
Home equity and second mortgage	40,000	143	40,143
Other consumer	1,827	8	1,835
Total	$363,227	$2,416	$365,643

In order to assess and monitor the credit risk associated with residential mortgage loans and consumer loans which include second mortgage loans and home equity secured lines of credit, the Company relies upon the payment status of the loan. Residential mortgage and other consumer loans 90 days or more past due are placed on nonaccrual status, classified as nonperforming, and evaluated for impairment.

The following table presents by class nonperforming loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued:

	At
	March 31, 2013	December 31, 2012
	(in thousands)
Residential
Residential mortgages	$2,242	$2,265
Commercial
Real estate-commercial	552	1,098
Real estate-residential	50	51
Construction loans	4,649	4,794
Commercial and industrial loans	—	—
Consumer
Home equity and second mortgage	143	143
Other consumer	11	8
Total nonperforming loans	$7,647	$8,359
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

The following tables present loans individually evaluated for impairment by class:

	At March 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,114	$2,184	$217	$2,124	$—
Commercial
Real estate-commercial	—	—	—	273	—
Construction loans	4,649	5,137	1,543	4,721	—
	6,763	7,321	1,760	7,118	—
With no allowance recorded:
Commercial
Real estate-commercial	552	552	—	552	—
Real estate-residential	50	50	—	75
	602	602	—	627	—
Total	$7,365	$7,923	$1,760	$7,745	$—

	At December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,137	$2,214	$218	$2,061	$—
Commercial
Real estate-commercial	546	1,497	296	697	—
Real estate-residential	51	51	4	298
Construction loans	4,737	5,137	1,029	3,604	—
Commercial and industrial loans	—	—	—	2	—
	7,471	8,899	1,547	6,662	—
With no allowance recorded:
Residential
Residential mortgages	—	—	—	698	—
Commercial
Real estate-commercial	552	552	—	1,012	—
Real estate-residential	—	—	—	216
Construction loans	57	116	—	1,932	—
	609	668	—	3,858	—
Total	$8,080	$9,567	$1,547	$10,520	$—

The following tables present the contractual aging of delinquent loans by class:

	At March 31, 2013
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$317,044	$963	$—	$2,172	$3,135	$320,179	$—
Commercial
Real estate-commercial	108,318	—	—	552	552	108,870	—
Real estate-residential	20,698	373	—	50	423	21,121	—
Real estate-multi-family	17,814	—	—	—	—	17,814	—
Construction loans	6,952	—	—	4,649	4,649	11,601	—
Commercial and industrial loans	5,193	—	9	—	9	5,202	—
Consumer
Home equity and second mortgage	39,115	94	5	143	242	39,357	—
Other consumer	1,741	2	1	11	14	1,755	—
Total	$516,875	$1,432	$15	$7,577	$9,024	$525,899	$—

	At December 31, 2012
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$319,982	$1,161	$329	$2,193	$3,683	$323,665	$—
Commercial
Real estate-commercial	102,868	800	—	1,098	1,898	104,766	—
Real estate-residential	21,488	31	—	51	82	21,570	—
Real estate-multi-family	19,118	—	—	—	—	19,118	—
Construction loans	11,494	—	—	4,794	4,794	16,288	—
Commercial and industrial loans	4,646	—	—	—	—	4,646	—
Consumer
Home equity and second mortgage	39,842	34	124	143	301	40,143	—
Other consumer	1,824	—	3	8	11	1,835	—
Total	$521,262	$2,026	$456	$8,287	$10,769	$532,031	$—

Activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Balance January 1, 2013	Provision	Charge-offs	Recoveries	Balance March 31, 2013
	(in thousands)
Residential
Residential mortgages	$1,849	$49	$(98)	$—	$1,800
Commercial
Real estate-commercial	1,754	(8)	(435)	—	1,311
Real estate-residential	608	52	(59)	—	601
Real estate-multi-family	245	(8)	—	—	237
Construction loans	1,697	297	(111)	11	1,894
Commercial and industrial loans	119	3	—	3	125
Consumer
Home equity and second mortgage	251	(33)	(15)	8	211
Other consumer	11	3	(3)	—	11
Unallocated	388	84	—	—	472
Total	$6,922	$439	$(721)	$22	$6,662

	Balance January 1, 2012	Provision	Charge-offs	Recoveries	Balance March 31, 2012
	(in thousands)
Residential
Residential mortgages	$2,194	$151	$(399)	$7	$1,953
Commercial
Real estate-commercial	2,819	(362)	(623)	—	1,834
Real estate-residential	464	190	—	—	654
Real estate-multi-family	358	(8)	—	—	350
Construction loans	1,260	519	(608)	—	1,171
Commercial and industrial loans	138	(97)	—	5	46
Consumer
Home equity and second mortgage	448	(139)	—	—	309
Other consumer	22	(13)	(2)	1	8
Unallocated	397	259	—	—	656
Total	$8,100	$500	$(1,632)	$13	$6,981

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

Loans modified in a TDR are evaluated individually for impairment based on the present value of expected cash flows or the fair value of the underlying collateral less selling costs for collateral dependent loans. If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an increase by an additional provision to the allowance for loan losses. In periods subsequent to modification, TDRs are evaluated for possible additional impairment.

The following table presents loans classified as TDRs segregated by class for the period indicated:

	For the three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Residential	(dollars in thousands)
Residential mortgage	1	$852	$825
Total	1	$852	$825

During the first quarter of 2012, a TDR totaling $167,000 which had been previously identified as in default of its modified terms was repaid and a $40,000 loss was charged to the allowance for loan losses.

There were no TDRs during the three months ended March 31, 2013.

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of March 31, 2013:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$217	$1,583	$1,800
Commercial
Real estate-commercial	—	1,311	1,311
Real estate-residential	—	601	601
Real estate-multi-family	—	237	237
Construction loans	1,543	351	1,894
Commercial and industrial loans	—	125	125
Consumer
Home equity and second mortgage	—	211	211
Other consumer	—	11	11
Unallocated	—	472	472
Total	$1,760	$4,902	$6,662

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$2,114	$318,065	$320,179
Commercial
Real estate-commercial	552	108,318	108,870
Real estate-residential	50	21,071	21,121
Real estate-multi-family	—	17,814	17,814
Construction loans	4,649	6,952	11,601
Commercial and industrial loans	—	5,202	5,202
Consumer
Home equity and second mortgage	—	39,357	39,357
Other consumer	—	1,755	1,755
Total	$7,365	$518,534	$525,899

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of December 31, 2012:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$218	$1,631	$1,849
Commercial
Real estate-commercial	296	1,458	1,754
Real estate-residential	4	604	608
Real estate-multi-family	—	245	245
Construction loans	1,029	668	1,697
Commercial and industrial loans	—	119	119
Consumer
Home equity and second mortgage	—	251	251
Other consumer	—	11	11
Unallocated	—	388	388
Total	$1,547	$5,375	$6,922

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$2,137	$321,528	$323,665
Commercial
Real estate-commercial	1,098	103,668	104,766
Real estate-residential	51	21,519	21,570
Real estate-multi-family	—	19,118	19,118
Construction loans	4,794	11,494	16,288
Commercial and industrial loans	—	4,646	4,646
Consumer
Home equity and second mortgage	—	40,143	40,143
Other consumer	—	1,835	1,835
Total	$8,080	$523,951	$532,031

NOTE 9 — FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of March 31, 2013 and December 31, 2012. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			March 31,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Assets
Investment securities available for sale
State and political subdivisions	$—	$59,534	$—	$59,534
Residential mortgage-backed securities issued by quasi-governmental agencies	—	36,442	—	36,442
Total investment securities available for sale	$—	$95,976	$—	$95,976

Loans receivable, held for sale	$—	$711	$—	$711

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Investment securities available for sale
State and political subdivisions	$—	$59,610	$—	$59,610
Residential mortgage-backed securities issued by quasi-governmental agencies	—	42,674	—	42,674
Total investment securities available for sale	$—	$102,284	$—	$102,284

Loans receivable, held for sale	$—	$706	$—	$706

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. State and political subdivision securities are valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) certificates which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

 Values for loans held for sale utilize active pricing quotes which exist in the secondary market and are therefore deemed a Level 2 hierarchy.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at March 31, 2013 are summarized below:

				Balance as of
	Fair value hierarchy levels			March 31,
	Level 1	Level 2	Level 3	2013
	(in thousands)

Impaired loans	$—	$—	$5,605	$5,605
Real estate acquired through foreclosure	—	—	7,170	7,170
Mortgage servicing rights	—	1,053	—	1,053

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at March 31, 2013:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$5,605	Appraisal of collateral (1)	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	7,170	Appraisal of collateral (1)	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The fair value of impaired loans and real estate acquired through foreclosure is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable. The range and weighted average of liquidation expenses are presented as a percent of the appraised value.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at December 31, 2012 are summarized below:

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2012
	(in thousands)

Impaired loans	$—	$—	$6,533	$6,533
Real estate acquired through foreclosure	—	—	7,282	7,282
Mortgage servicing rights	—	956	—	956

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at December 31, 2012:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$6,533	Appraisal of collateral (1)	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	7,282	Appraisal of collateral (1)	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.3 million at March 31, 2013 and December 31, 2012. The fair value of the mortgage servicing rights was $1,053,000 and $956,000 at March 31, 2013 and December 31, 2012, respectively, and was included in other assets in the consolidated balance sheets.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at March 31, 2013 and December 31, 2012 are summarized below:

			At March 31, 2013
	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$48,690	$48,690	$48,690	$—	$—
Investment securities	59,354	59,354	—	59,354	—
Mortgage-backed securities	38,320	38,608	—	38,608	—
Loans receivable	521,567	534,486	—	711	533,775

Liabilities
Deposits with stated maturities	$170,355	$173,625	$—	$—	$173,625
Deposits with no stated maturities	400,975	400,975	400,975	—	—
Borrowings with no stated maturities	54,151	54,262	—	—	54,262

			At December 31, 2012
	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$31,137	$31,137	$31,137	$—	$—
Investment securities	59,610	59,610	—	59,610	—
Mortgage-backed securities	44,639	44,945	—	44,945	—
Loans receivable	527,426	539,665	—	706	538,959

Liabilities
Deposits with stated maturities	$171,417	$175,025	$—	$—	$175,025
Deposits with no stated maturities	388,898	388,898	388,898	—	—
Borrowings with no stated maturities	60,656	60,939	—	—	60,939

The fair value of cash and cash equivalents equals the carrying amount. The fair value of investment and mortgage-backed securities is described and presented under fair value measurement guidelines as discussed earlier.

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

NOTE 10 — STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a two to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. The fair value of each option grant during the first quarter of 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Weighted average assumptions
Dividend yield	0.83%
Expected volatility	17.24%
Risk-free interest rate	0.67%
Fair value of options granted during the period	$3.13
Expected lives in years	5

There were no stock options granted during the three months ended March 31, 2012.

At March 31, 2013, there was $591,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 16 months. Option activity under the Company’s stock option plan for the quarter ended March 31, 2013 was as follows:

	At March 31, 2013
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2013	89,279	$24.08
Options granted	200,000	24.21
Options exercised	—	—
Options forfeited	—	—
Options expired	(14,279)	24.26
Outstanding at March 31, 2013	275,000	$24.16	3.29	$403
Options exercisable at March 31, 2013	67,129	$24.56	1.82	$172

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the-money options).

There were no exercises of stock options for the three months ended March 31, 2013 or 2012.

The Company issues stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan, the cost associated with these grants is included as a component of stock-based compensation. The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Stock-based compensation expense
Director fees	$34	$37
Stock option expense	59	7
Employee Stock Ownership Plan ("ESOP") expense	73	69
Total stock-based compensation expense	$166	$113

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $8,000 for the three months ended March 31, 2013 and 2012. Stock-based compensation expense related to stock options resulted in a tax benefit of $18,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$206	$184
Interest cost	89	90
Expected return on plan assets	(182)	(162)
Recognized net actuarial loss	66	72
Net periodic benefit cost	$179	$184

There were no employer contributions for the three months ended March 31, 2013 and 2012.

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

Financial Condition

The Company’s total assets at March 31, 2013 and December 31, 2012 were $716.0 million and $711.8 million, respectively, representing an increase of $4.2 million during the three-month period. Largely as a result of the repayment of loans receivable and investment securities, cash and cash equivalents increased by $17.6 million during the first three months of 2013. Loans receivable, net decreased by $5.9 million during the first quarter of 2013. Principal repayments of $34.3 million on loans were partially offset by originations of consumer and single-family residential mortgage loans totaling $16.3 million and originations of commercial loans totaling $12.7 million. The Company increased the allowance for loan losses by $439,000 and transferred $100,000 from loans to real estate acquired through foreclosure. Loans receivable held for sale remained relatively unchanged as originations of loans for sale in the secondary market totaled $11.7 million and proceeds from loan sales totaled $11.9 million. Investment securities decreased by $6.6 million due to principal repayments and maturities totaling $7.9 million, a decrease in the fair value of available for sale securities of $1.3 million and net premium amortization of $183,000, all of which were offset by security purchases of $2.8 million.

Total liabilities increased by $3.7 million during the first three months of 2013. Deposit balances increased $11.0 million during the period with checking, money market and savings accounts increasing by $12.1 million. Advances from the FHLB decreased by $6.5 million, the result of scheduled amortization and maturities.  Retail certificates of deposit (“CDs”) decreased $1.1 million during the first three months of 2013.

Total consolidated stockholders’ equity of the Company was $83.4 million or 11.7% of total assets at March 31, 2013. At March 31, 2013, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Nonperforming assets include real estate owned, which is carried at estimated fair value less costs to sell and nonperforming loans. Nonperforming loans include loan balances 90 days or more past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s nonperforming assets:

	At
Nonperforming Assets	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$2,242	$2,265	$4,040
Commercial
Real estate-commercial	552	1,098	2,039
Real estate-residential	50	51	838
Construction loans	4,649	4,794	6,580
Commercial and industrial loans	—	—	6
Consumer
Home equity and second mortgage	143	143	377
Other consumer	11	8	9
Total nonperforming loans	7,647	8,359	13,889
Real estate owned	7,170	7,282	10,247
Total nonperforming assets	$14,817	$15,641	$24,136
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of nonperforming loans to gross loans	1.45%	1.56%	2.79%
Ratio of nonperforming loans to total assets	1.07%	1.17%	2.00%
Ratio of total nonperforming assets to total assets	2.07%	2.20%	3.48%

Nonperforming construction loans include two loans with a combined balance of $2.0 million secured by a parcel of land. The Bank has recorded a partial charge-off of $302,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. The borrower is attempting to sell the property and intends to apply the sale proceeds to the outstanding loan balance. Additionally, $43,000 of the allowance for loan losses has been allocated to this loan for potential additional costs.

Nonperforming construction loans also include a participation in a commercial construction project with a principal balance due to the Bank of $3.1 million. The Bank has recorded a partial charge-off of $198,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. Additionally, $1,500,000 of the allowance for loan losses has been allocated to this loan for a potential shortfall related to the disposition of the loan.

Foreclosed property at March 31, 2013 consisted of twenty-one parcels of real estate with a combined carrying value of $7.2 million. During the first quarter of 2013, the Bank foreclosed on two mortgage loans secured by residential property valued at $100,000 which resulted in a charge to the allowance of $87,000. Also, the Bank sold one property acquired through foreclosure with an aggregate book value of $32,000. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the Consolidated Balance Sheet.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial loans secured by nonresidential or non-owner occupied residential real estate, construction, commercial and industrial loans, single-family residential, and consumer which is predominately real estate secured junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews its internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

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

Potentially impaired loans selected for individual evaluation are reviewed in accordance with US GAAP which governs the accounting for impaired assets, as well as regulatory guidance regarding treatment of troubled, collateral-dependent loans. Each potentially impaired loan is evaluated using all available information such as recent appraisals, whether the loan is currently on accrual or nonaccrual status, discounted cash flow analyses, guarantor financial strength, the value of additional collateral, and the loan’s and borrower’s past performance to determine whether in management’s best judgment it is probable that the Bank will be unable to collect all contractual interest and principal in accordance with the loan’s terms. Loans deemed not to be impaired are assigned a reserve factor based upon the segment from which they were selected.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Net Income. The Company recorded net income of $1,223,000, or $0.45 per diluted share, for the three months ended March 31, 2013 as compared to net income of $1,155,000, or $0.42 per diluted share, for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2013			2012
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable (1)	$525,275	$6,066	4.68%	$493,396	$6,197	5.05%
Mortgage-backed securities	41,988	273	2.64%	61,971	539	3.50%
Investment securities (2)	65,131	711	4.43%	67,035	712	4.27%
Other interest-earning assets (3)	28,877	4	0.06%	13,619	2	0.06%
Total interest-earning assets	661,271	7,054	4.33%	636,021	7,450	4.71%
Noninterest-earning assets	46,572			50,557
Total assets	$707,843			$686,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$560,750	731	0.53%	$554,523	1,066	0.77%
Borrowings from the FHLB	56,114	248	1.79%	47,387	405	3.44%
Total interest-bearing liabilities	616,864	979	0.64%	601,910	1,471	0.98%
Noninterest-bearing liabilities	7,216			6,523
Total liabilities	624,080			608,433
Stockholders’ equity	83,763			78,145
Total liabilities and stockholders’ equity	$707,843			$686,578
Net interest income—tax equivalent basis		6,075			5,979
Interest rate spread (4)—tax equivalent basis			3.69%			3.73%
Net yield on interest-earning assets (5)—tax equivalent basis			3.73%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.20%			105.67%
Less: tax equivalent interest adjustments		(197)			(187)
Net interest income		$5,878			$5,792
Interest rate spread (4)			3.56%			3.61%
Net yield on interest-earning assets (5)			3.60%			3.66%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $197,000 and $187,000 for the quarters ended March 31, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)	Includes interest-bearing deposits in other banks.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and interest expense (dollars in thousands) attributed to (i) changes in volume (changes in the weighted average balance of the total interest-earning asset and interest-bearing liability portfolios multiplied by the prior year rate), and (ii) changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on the absolute value of changes due to volume and changes due to rate.

	For the three months ended March 31
	2013 vs 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,646	$(1,777)	$(131)
Mortgage-backed securities	(151)	(115)	(266)
Investment securities (1)	(92)	91	(1)
Other interest-earning assets	2	—	2
Total interest-earning assets	1,405	(1,801)	(396)
Interest expense:
Deposits	82	(417)	(335)
Borrowings from the FHLB	390	(547)	(157)

Total interest-bearing liabilities	472	(964)	(492)
Net change in net interest income	$933	$(837)	$96

(1)
Tax equivalent adjustments to interest on investment securities were $197,000 and $187,000 for the quarters ended March 31, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $396,000, or 5.3%, to $7.1 million for the quarter ended March 31, 2013 compared with the first quarter of 2012. Interest income from loans receivable decreased by $131,000, the result of a decrease in the average yield on loans of 37 basis points netted against the effect of a $31.9 million increase in the average balance of loans outstanding. The decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with a lower yield than the existing portfolio loans that had matured or refinanced. Interest income from mortgage-backed securities was lower in the 2013 quarter in comparison to the same period of 2012 mainly because the yield associated with principal repayments and sales which occurred during the intervening period was higher than the yield on remaining mortgage-backed securities.

Total Interest Expense. Total interest expense decreased by $492,000 to $1.0 million during the three-month period ended March 31, 2013 as compared with the same period in 2012. The average interest rate paid on the Bank’s deposits was 24 basis points lower in 2013 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $157,000 between the first quarter of 2013 compared to the same quarter of 2012. During the intervening period, the Bank increased its average outstanding borrowings by $8.7 million, which included an increase in long-term advances with rates lower than the maturing advances, which resulted in a decrease in the cost of borrowed funds of 165 basis points.

Noninterest income. Total noninterest income was $1.4 million for the first quarter of 2013 compared with $1.2 million for the same period in 2012. The increase was mainly the result of a $417,000 gain related to an eminent domain matter affecting a parcel of Company property, a $153,000 increase over the amount recorded in 2012 related to the same matter, which is now finalized.

Noninterest expense. Total noninterest expense decreased by $26,000 to $5.0 million for the three months ended March 31, 2013 compared to the same period in 2012. Foreclosed real estate expense decreased $63,000 in first quarter of 2013 mainly due to a decrease in the holding costs of real estate acquired through foreclosure that resulted from the disposition of such properties during the intervening period. Employee compensation decreased by $57,000, mainly the result of a decrease in the costs of employer provided health care plans. In contrast, non-merger related professional fees decreased $63,000 between the two periods as a result of professional services incurred during the 2012 period to enhance commercial lending policies. FDIC insurance premiums decreased by $41,000 between the two quarters due to a reduction in the premium rate assessment associated with improvement in nonperforming assets. Offsetting these decreases was an increase in merger-related costs of $320,000 attributable to the announced acquisition of Roebling Financial Corp, Inc.

Income tax expense. The Company’s effective tax rate was 32.2% for the quarter ended March 31, 2013 compared to 21.6% for the quarter ended March 31, 2012. These effective tax rates differ from the Company’s marginal tax rate of 34% largely due to merger-related costs treated as nondeductible offset by tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, and pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended March 31, 2013 in the ability of the Bank and its subsidiaries to fund their operations.

At March 31, 2013, the Bank had commitments outstanding under letters of credit of $930,000, commitments to originate loans of $35.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $42.3 million. At March 31, 2013, the Bank had $8.0 million in outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2013 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $1.9 million at March 31, 2013 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the three-month period ended March 31, 2013.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2013.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.7 million at March 31, 2013.

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

Date:	May 14, 2013	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 14, 2013	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)