Form 10-Q
period 2013-06-30
TF FINANCIAL CORP
filed 2013-08-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 14, 2013

Class	Outstanding
$.10 par value common stock	3,150,439 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At
	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and cash equivalents	$44,958	$31,137
Investment securities
Available for sale	97,142	102,284
Held to maturity (fair value of $1,906 and $2,271 as of June 30, 2013 and December 31, 2012, respectively)	1,677	1,965
Loans receivable, net	523,039	526,720
Loans receivable, held for sale	1,509	706
Federal Home Loan Bank ("FHLB") stock — at cost	3,846	5,431
Accrued interest receivable	2,422	2,460
Premises and equipment, net	6,546	6,108
Goodwill	4,324	4,324
Bank owned life insurance	18,140	19,109
Other assets	11,178	11,592
TOTAL ASSETS	$714,781	$711,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$571,412	$560,315
Advances from the FHLB	52,534	60,656
Advances from borrowers for taxes and insurance	3,295	2,880
Accrued interest payable	888	817
Other liabilities	3,199	4,223
Total liabilities	631,328	628,891
Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2013 and December 31, 2012, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 2,842,095 and 2,838,493 shares outstanding at June 30, 2013 and December 31, 2012, respectively, net of shares in treasury of 2,447,905 and 2,451,507, respectively.	529	529
Additional paid-in capital	54,581	54,328
Unearned ESOP shares	(908)	(970)
Treasury stock — at cost	(50,821)	(50,896)
Retained earnings	81,733	78,984
Accumulated other comprehensive (loss) income	(1,661)	970
Total stockholders’ equity	83,453	82,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$714,781	$711,836

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest income
Loans, including fees	$5,963	$6,231	$12,029	$12,428
Investment securities
Fully taxable	355	667	724	1,296
Exempt from federal taxes	412	430	830	865
Interest-bearing deposits and other	14	—	18	2
TOTAL INTEREST INCOME	6,744	7,328	13,601	14,591
Interest expense
Deposits	712	926	1,443	1,992
Borrowings	226	351	474	756
TOTAL INTEREST EXPENSE	938	1,277	1,917	2,748
NET INTEREST INCOME	5,806	6,051	11,684	11,843
Provision for loan losses	400	500	839	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,406	5,551	10,845	10,843
Noninterest income
Service fees, charges and other operating income	650	373	1,177	857
Bank owned life insurance	137	152	280	304
Bank owned life insurance death benefit proceeds	934	—	934	—
Gain on sale of loans	226	214	531	538
Gain on disposition of premises and equipment	—	—	420	277
TOTAL NONINTEREST INCOME	1,947	739	3,342	1,976
Noninterest expense
Compensation and benefits	2,842	2,697	5,659	5,571
Occupancy and equipment	709	672	1,406	1,382
Federal deposit insurance premiums	132	150	242	301
Merger-related costs	295	—	615	—
Professional fees	230	174	518	525
Marketing and advertising	132	106	171	191
Foreclosed real estate expense	235	340	459	627
Other operating	557	510	1,092	1,108
TOTAL NONINTEREST EXPENSE	5,132	4,649	10,162	9,705
INCOME BEFORE INCOME TAXES	2,221	1,641	4,025	3,114
Income tax expense	421	392	1,002	710
NET INCOME	$1,800	$1,249	$3,023	$2,404
Earnings per share—basic	$0.66	$0.46	$1.10	$0.88
Earnings per share—diluted	$0.66	$0.46	$1.10	$0.88
Dividends paid per share	$0.05	$0.05	$0.10	$0.10
Weighted average shares outstanding:
Basic	2,743	2,724	2,741	2,721
Diluted	2,743	2,728	2,741	2,725

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$1,800	$1,249	$3,023	$2,404
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding (losses) gains	(2,845)	429	(4,118)	326
Tax effect	967	(146)	1,400	(111)
Net of tax amount	(1,878)	283	(2,718)	215
Pension plan benefit adjustment:
Related to actuarial losses and prior service cost	66	71	132	143
Tax effect	(22)	(24)	(45)	(49)
Net of tax amount	44	47	87	94
Total other comprehensive (loss) income	(1,834)	330	(2,631)	309
Comprehensive (loss) income	$(34)	$1,579	$392	$2,713

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,023	$2,404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	(77)	188
Premiums and discounts on investment securities, net	144	119
Premiums and discounts on mortgage-backed securities, net	208	146
Deferred loan origination costs, net	105	145
Provision for loan losses	839	1,000
Depreciation of premises and equipment	334	396
Increase in value of bank owned life insurance	(280)	(304)
Income from life insurance death benefit	(934)	—
Stock-based compensation	380	246
Proceeds from sale of loans originated for sale	21,088	26,047
Origination of loans held for sale	(21,580)	(26,836)
Loss on foreclosed real estate	375	425
Gain on sale of:
Loans held for sale	(531)	(538)
Disposition of premises and equipment	—	(277)
Disposition of real-estate	(420)	—
Decrease (increase) in:
Accrued interest receivable	38	21
Other assets	(93)	260
Increase in:
Accrued interest payable	71	46
Other liabilities	157	242
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,847	3,730

INVESTING ACTIVITIES
Loan originations	(56,636)	(66,089)
Loan principal payments	59,116	44,945
Proceeds from sale of foreclosed real estate	987	6,570
Proceeds from disposition of premises and equipment	417	356
Proceeds from maturities of investment securites available for sale	2,545	3,420
Proceeds from bank-owned life insurance	2,183	—
Principal repayments on mortgage-backed securities held to maturity	294	237
Principal repayments on mortgage-backed securities available for sale	10,889	13,420
Purchase of investment securities available for sale	(10,902)	(4,260)
Purchase of mortgage-backed securities available for sale	(1,867)	(13,520)
Purchase of premises and equipment	(767)	(311)
Redemption of FHLB stock	1,585	747
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,844	(14,485)

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2013	2012
	(in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,097	(4,248)
Net (decrease) increase in short-term FHLB borrowings	(8,122)	7,440
Proceeds of long-term FHLB borrowings	—	8,197
Repayment of long-term FHLB borrowings	—	(11,461)
Net increase in advances from borrowers for taxes and insurance	415	531
Exercise of stock options	13	7
Tax benefit arising from exercise of stock options	1	(1)
Common stock dividends paid	(274)	(271)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,130	194
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,821	(10,561)
Cash and cash equivalents at beginning of period	31,137	14,928
Cash and cash equivalents at end of period	$44,958	$4,367
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$1,846	$2,702
Income taxes	$575	$375
Noncash transactions:
Capitalization of mortgage servicing rights	$220	$267
Transfers from loans to foreclosed real estate	$257	$1,889

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2013 (unaudited) and December 31, 2012 and for the three and six-month periods ended June 30, 2013 and 2012 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”) and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has provided the necessary disclosures in Note 6 – Accumulated Other Comprehensive (Loss) Income.

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

NOTE 5 — EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended June 30, 2013
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,800	2,743,427	$0.66
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,800	2,743,427	$0.66

	For the six months ended June 30, 2013
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$3,023	2,740,915	$1.10
Effect of dilutive securities
Stock options and grants	—	—	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,023	2,740,915	$1.10

There were 30,388 options to purchase shares of common stock at a price range of $25.71 to $32.51 per share which were outstanding during the three and six months ended June 30, 2013 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended June 30, 2012
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

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity in accumulated other comprehensive (loss) income for the three months ended June 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive (Loss) Income (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at March 31, 2013	$2,965	$(2,792)	$173
Other comprehensive loss before reclassifications	(1,878)	—	(1,878)
Amounts reclassified from accumulated other comprehensive income	—	44	44
Period change	(1,878)	44	(1,834)
Balance at June 30, 2013	$1,087	$(2,748)	$(1,661)

Balance at March 31, 2012	$3,581	$(2,856)	$725
Other comprehensive income before reclassifications	283	—	283
Amounts reclassified from accumulated other comprehensive income	—	47	47
Period change	283	47	330
Balance at June 30, 2012	$3,864	$(2,809)	$1,055

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

	Amount reclassified from accumulated other comprehensive income For the three months ended June 30, (2)		Affected line item in the consolidated statements of net income
	2013	2012
	(in thousands)
Defined benefit pension plan (1)
Amortization of net actuarial loss	$66	$71	Compensation and benefits
Related income tax expense	(22)	(24)	Income tax expense
Net effect on accumulated other comprehensive income for the period	$44	$47	Net income

(1)	Included in the computation of net periodic pension cost. See Note 11 – Employee Benefit Plans for additional detail.
(2)	Amounts in parentheses indicate debits.

The activity in accumulated other comprehensive (loss) income for the six months ended June 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive (Loss) Income (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2012	$3,805	$(2,835)	$970
Other comprehensive loss before reclassifications	(2,718)	—	(2,718)
Amounts reclassified from accumulated other comprehensive income	—	87	87
Period change	(2,718)	87	(2,631)
Balance at June 30, 2013	$1,087	$(2,748)	$(1,661)

Balance at December 31, 2011	$3,649	$(2,903)	$746
Other comprehensive income before reclassifications	215	—	215
Amounts reclassified from accumulated other comprehensive income	—	94	94
Period change	215	94	309
Balance at June 30, 2012	$3,864	$(2,809)	$1,055

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

	Amount reclassified from accumulated other comprehensive income For the six months ended June 30, (2)		Affected line item in the consolidated statements of net income
	2013	2012
	(in thousands)
Defined benefit pension plan (1)
Amortization of net actuarial loss	$132	$143	Compensation and benefits
Related income tax expense	(45)	(49)	Income tax expense
Net effect on accumulated other comprehensive income for the period	$87	$94	Net income

(1)	Included in the computation of net periodic pension cost. See Note 11 – Employee Benefit Plans for additional detail.
(2)	Amounts in parentheses indicate debits.

NOTE 7 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$7,000	$—	$(284)	$6,716
State and political subdivisions	56,467	1,986	(555)	57,898
Residential mortgage-backed securities issued by quasi-governmental agencies	32,028	570	(70)	32,528
Total investment securities available for sale	95,495	2,556	(909)	97,142

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,677	229	—	1,906
Total investment securities	$97,172	$2,785	$(909)	$99,048

	At December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
State and political subdivisions	$55,254	$4,360	$(4)	$59,610
Residential mortgage-backed securities issued by quasi-governmental agencies	41,265	1,409	—	42,674
Total investment securities available for sale	96,519	5,769	(4)	102,284

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,965	306	—	2,271
Total investment securities	$98,484	$6,075	$(4)	$104,555

There were no sales of investment securities during the three and six months ended June 30, 2013 or 2012.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At June 30, 2013
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Investment securities
Due in one year or less	$1,652	$1,698	$—	$—
Due after one year through five years	10,940	11,380	—	—
Due after five years through ten years	29,275	29,441	—	—
Due after ten years	21,600	22,095	—	—
	63,467	64,614	—	—

Mortgage-backed securities	32,028	32,528	1,677	1,906
Total investment and mortgage-backed securities	$95,495	$97,142	$1,677	$1,906

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government and federal agencies	2	$6,716	$(284)	$—	$—	$6,716	$(284)
State and political subdivisions	14	12,644	(555)	—	—	12,644	(555)
Residential mortgage-backed securities issued by quasi- governmental agencies	4	8,814	(70)	—	—	8,814	(70)
Total temporarily impaired securities	20	$28,174	$(909)	$—	$—	$28,174	$(909)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
State and political subdivisions	1	$617	$(4)	$—	$—	$617	$(4)
Total temporarily impaired securities	1	$617	$(4)	$—	$—	$617	$(4)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at June 30, 2013 and December 31, 2012, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive (loss) income.

NOTE 8 — LOANS RECEIVABLE

Loans receivable are summarized as follows:

	At
	June 30, 2013	December 31, 2012
	(in thousands)
Held for investment:
Residential
Residential mortgages	$327,088	$323,665

Commercial
Real estate-commercial	107,439	104,766
Real estate-residential	20,604	21,570
Real estate-multi-family	16,485	19,118
Construction loans	10,350	16,288
Commercial and industrial loans	5,191	4,646
Total commercial loans	160,069	166,388

Consumer
Home equity and second mortgage	39,429	40,143
Other consumer	1,657	1,835
Total consumer loans	41,086	41,978

Total loans	528,243	532,031
Net deferred loan origination costs and unamortized premiums	1,712	1,611
Less allowance for loan losses	(6,916)	(6,922)
Total loans receivable	$523,039	$526,720

Held for sale:
Residential
Residential mortgages	$1,509	$706

The following tables present by credit quality indicators the composition of the commercial loan portfolio:

	At June 30, 2013
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$94,251	$4,132	$9,056	$—	$107,439
Real estate-residential	19,177	371	1,056	—	20,604
Real estate-multi-family	13,141	—	3,344	—	16,485
Construction loans	3,855	3,551	2,944	—	10,350
Commercial and industrial loans	5,107	75	9	—	5,191
Total	$135,531	$8,129	$16,409	$—	$160,069

	At December 31, 2012
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$91,446	$4,192	$9,128	$—	$104,766
Real estate-residential	19,244	1,018	1,308	—	21,570
Real estate-multi-family	15,751	—	3,367	—	19,118
Construction loans	7,397	4,097	4,794	—	16,288
Commercial and industrial loans	4,565	81	—	—	4,646
Total	$138,403	$9,388	$18,597	$—	$166,388

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

Pass: A good quality loan characterized by satisfactory liquidity; reasonable debt capacity and coverage; acceptable management in all critical positions and normal operating results for its peer group. The Company has grades 1 through 6 within the Pass category which reflect the increasing amount of attention paid to the individual loan because of, among other things, trends in debt service coverage, management weaknesses, or collateral values.

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

Loans classified as special mention, substandard or doubtful are evaluated for potential impairment. All impaired loans are placed on nonaccrual status and are classified as substandard or doubtful.

The following tables present by credit quality indicator the composition of the residential mortgage and consumer loan portfolios:

	At June 30, 2013
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$325,157	$1,931	$327,088
Home equity and second mortgage	39,286	143	39,429
Other consumer	1,655	2	1,657
Total	$366,098	$2,076	$368,174

	At December 31, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$321,400	$2,265	$323,665
Home equity and second mortgage	40,000	143	40,143
Other consumer	1,827	8	1,835
Total	$363,227	$2,416	$365,643

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

The following table presents by class nonperforming loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued:

	At
	June 30, 2013	December 31, 2012
	(in thousands)
Residential
Residential mortgages	$1,931	$2,265
Commercial
Real estate-commercial	552	1,098
Real estate-residential	392	51
Construction loans	2,944	4,794
Commercial and industrial loans	9	—
Consumer
Home equity and second mortgage	143	143
Other consumer	2	8
Total nonperforming loans	$5,973	$8,359
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

    The following tables present by class loans individually evaluated for impairment:

	At June 30, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,781	$1,781	$190	$2,010	$—
Commercial
Real estate-commercial	—	—	—	182	—
Construction loans	2,944	3,142	2,000	2,944	—
	4,725	4,923	2,190	5,136	—
With no allowance recorded:
Commercial
Real estate-commercial	552	552	—	552	—
Real estate-residential	392	392	—	181	—
	944	944	—	733	—
Total	$5,669	$5,867	$2,190	$5,869	$—

	At December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,137	$2,214	$218	$2,061	$—
Commercial
Real estate-commercial	546	1,497	296	697	—
Real estate-residential	51	51	4	298	—
Construction loans	4,737	5,137	1,029	3,604	—
Commercial and industrial loans	—	—	—	2	—
	7,471	8,899	1,547	6,662	—
With no allowance recorded:
Residential
Residential mortgages	—	—	—	698	—
Commercial
Real estate-commercial	552	552	—	1,012	—
Real estate-residential	—	—	—	216	—
Construction loans	57	116	—	1,932	—
	609	668	—	3,858	—
Total	$8,080	$9,567	$1,547	$10,520	$—

    The following tables present by class the contractual aging of delinquent loans:

	At June 30, 2013
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$324,232	$406	$587	$1,863	$2,856	$327,088	$—
Commercial
Real estate-commercial	106,654	—	233	552	785	107,439	—
Real estate-residential	20,183	—	29	392	421	20,604	—
Real estate-multi-family	16,485	—	—	—	—	16,485	—
Construction loans	7,406	—	—	2,944	2,944	10,350	—
Commercial and industrial loans	5,182	—	—	9	9	5,191	—
Consumer
Home equity and second mortgage	39,114	166	6	143	315	39,429	—
Other consumer	1,655	—	—	2	2	1,657	—
Total	$520,911	$572	$855	$5,905	$7,332	$528,243	$—

	At December 31, 2012
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$319,982	$1,161	$329	$2,193	$3,683	$323,665	$—
Commercial
Real estate-commercial	102,868	800	—	1,098	1,898	104,766	—
Real estate-residential	21,488	31	—	51	82	21,570	—
Real estate-multi-family	19,118	—	—	—	—	19,118	—
Construction loans	11,494	—	—	4,794	4,794	16,288	—
Commercial and industrial loans	4,646	—	—	—	—	4,646	—
Consumer
Home equity and second mortgage	39,842	34	124	143	301	40,143	—
Other consumer	1,824	—	3	8	11	1,835	—
Total	$521,262	$2,026	$456	$8,287	$10,769	$532,031	$—

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 is summarized as follows:

	Balance April 1, 2013	Provision	Charge-offs	Recoveries	Balance June 30, 2013
	(in thousands)
Residential
Residential mortgages	$1,800	$77	$(109)	$12	$1,780
Commercial
Real estate-commercial	1,311	(74)	—	—	1,237
Real estate-residential	601	(241)	—	—	360
Real estate-multi-family	237	(65)	—	—	172
Construction loans	1,894	484	(39)	3	2,342
Commercial and industrial loans	125	(55)	—	1	71
Consumer
Home equity and second mortgage	211	(1)	—	—	210
Other consumer	11	27	(16)	2	24
Unallocated	472	248	—	—	720
Total	$6,662	$400	$(164)	$18	$6,916

	Balance January 1, 2013	Provision	Charge-offs	Recoveries	Balance June 30, 2013
	(in thousands)
Residential
Residential mortgages	$1,849	$126	$(207)	$12	$1,780
Commercial
Real estate-commercial	1,754	(82)	(435)	—	1,237
Real estate-residential	608	(189)	(59)	—	360
Real estate-multi-family	245	(73)	—	—	172
Construction loans	1,697	781	(150)	14	2,342
Commercial and industrial loans	119	(52)	—	4	71
Consumer
Home equity and second mortgage	251	(34)	(15)	8	210
Other consumer	11	30	(19)	2	24
Unallocated	388	332	—	—	720
Total	$6,922	$839	$(885)	$40	$6,916

Activity in the allowance for loan losses for the three and six months ended June 30, 2012 is summarized as follows:

	Balance April 1, 2012	Provision	Charge-offs	Recoveries	Balance June 30, 2012
	(in thousands)
Residential
Residential mortgages	$1,953	$(159)	$(177)	$3	$1,620
Commercial
Real estate-commercial	1,834	370	(291)	—	1,913
Real estate-residential	654	462	(417)	—	699
Real estate-multi-family	350	(66)	—	—	284
Construction loans	1,171	83	(252)	—	1,002
Commercial and industrial loans	46	244	(156)	3	137
Consumer
Home equity and second mortgage	309	(23)	(21)	—	265
Other consumer	8	14	(12)	2	12
Unallocated	656	(425)	—	—	231
Total	$6,981	$500	$(1,326)	$8	$6,163

	Balance January 1, 2012	Provision	Charge-offs	Recoveries	Balance June 30, 2012
	(in thousands)
Residential
Residential mortgages	$2,194	$(8)	$(576)	$10	$1,620
Commercial
Real estate-commercial	2,819	8	(914)	—	1,913
Real estate-residential	464	652	(417)	—	699
Real estate-multi-family	358	(74)	—	—	284
Construction loans	1,260	602	(860)	—	1,002
Commercial and industrial loans	138	147	(156)	8	137
Consumer
Home equity and second mortgage	448	(162)	(21)	—	265
Other consumer	22	1	(14)	3	12
Unallocated	397	(166)	—	—	231
Total	$8,100	$1,000	$(2,958)	$21	$6,163

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

The following tables present by class loans classified as TDRs for the period indicated:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Residential	(in thousands)			(in thousands)
Residential mortgage	—	$—	$—	1	$852	$813
Total	—	$—	$—	1	$852	$813

There were no new loans classified as TDRs for the three and six months ended June 30, 2013.

During the first quarter of 2012, a TDR totaling $167,000 which had been previously identified as in default of its modified terms was repaid and a $40,000 loss was charged to the allowance for loan losses.

The following tables present by class the ending balance of the allowance for loan losses and ending loan balance based on impairment method as of June 30, 2013:

	Evaluated for impairment
Allowance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$190	$1,590	$1,780
Commercial
Real estate-commercial	—	1,237	1,237
Real estate-residential	—	360	360
Real estate-multi-family	—	172	172
Construction loans	2,000	342	2,342
Commercial and industrial loans	—	71	71
Consumer
Home equity and second mortgage	—	210	210
Other consumer	—	24	24
Unallocated	—	720	720
Total	$2,190	$4,726	$6,916

	Evaluated for impairment
Loan balance	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$1,781	$325,307	$327,088
Commercial
Real estate-commercial	552	106,887	107,439
Real estate-residential	392	20,212	20,604
Real estate-multi-family	—	16,485	16,485
Construction loans	2,944	7,406	10,350
Commercial and industrial loans	—	5,191	5,191
Consumer
Home equity and second mortgage	—	39,429	39,429
Other consumer	—	1,657	1,657
Total	$5,669	$522,574	$528,243

The following tables present by class the ending balance of the allowance for loan losses and ending loan balance based on impairment method as of December 31, 2012:

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

NOTE 9 — FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of June 30, 2013 and December 31, 2012. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

 Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			June 30,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$6,716	$—	$6,716
State and political subdivisions	—	57,898	—	57,898
Residential mortgage-backed securities issued by quasi-governmental agencies	—	32,528	—	32,528
Total investment securities available for sale	$—	$97,142	$—	$97,142

Loans receivable, held for sale	$—	$1,509	$—	$1,509

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Investment securities available for sale
State and political subdivisions	$—	$59,610	$—	$59,610
Residential mortgage-backed securities issued by quasi-governmental agencies	—	42,674	—	42,674
Total investment securities available for sale	$—	$102,284	$—	$102,284

Loans receivable, held for sale	$—	$706	$—	$706

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. U.S. Government and federal agency securities are primarily priced through a multi-dimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity and corporate actions. State and political subdivision securities are valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) certificates which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

 Values for loans held for sale utilize active pricing quotes which exist in the secondary market and are therefore deemed a Level 2 hierarchy.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at June 30, 2013 are summarized below:

				Balance as of
	Fair value hierarchy levels			June 30,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Impaired loans	$—	$—	$1,698	$1,698
Real estate acquired through foreclosure	—	—	6,177	6,177
Mortgage servicing rights	—	1,323	—	1,323

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at June 30, 2013:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$1,698	Appraisal of collateral (1)	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	6,177	Appraisal of collateral (1)	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.3 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively. The fair value of the mortgage servicing rights was $1,254,000 and $843,000 at June 30, 2013 and December 31, 2012, respectively, and was included in other assets in the consolidated balance sheets.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at June 30, 2013 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$44,958	$44,958	$44,958	$—	$—
Investment securities	64,614	64,614	—	64,614	—
Mortgage-backed securities	34,205	34,434	—	34,434	—
Loans receivable	524,548	523,005	—	1,509	521,496

Liabilities
Deposits with stated maturities	$165,331	$167,950	$—	$—	$167,950
Deposits with no stated maturities	406,081	406,081	406,081	—	—
Borrowings with stated maturities	52,534	51,340	—	—	51,340

The recorded carrying amounts and fair values segregated by fair value hierarchy level at December 31, 2012 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$31,137	$31,137	$31,137	$—	$—
Investment securities	59,610	59,610	—	59,610	—
Mortgage-backed securities	44,639	44,945	—	44,945	—
Loans receivable	527,426	539,665	—	706	538,959

Liabilities
Deposits with stated maturities	$171,417	$175,025	$—	$—	$175,025
Deposits with no stated maturities	388,898	388,898	388,898	—	—
Borrowings with stated maturities	60,656	60,939	—	—	60,939

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

NOTE 10 — STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a two to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. The fair value of each option grant during the first half of 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Weighted average assumptions
Dividend yield	0.83%
Expected volatility	17.24%
Risk-free interest rate	0.67%
Fair value of options granted during the period	$3.13
Expected lives in years	5

There were no stock options granted during the three or six months ended June 30, 2012.

At June 30, 2013, there was $506,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 12.4 months. Option activity under the Company’s stock option plan as of June 30, 2013 was as follows:

	At June 30, 2013
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2013	89,279	$24.08
Options granted	200,000	24.21
Options exercised	(672)	19.67
Options forfeited	(2,499)	28.25
Options expired	(14,279)	24.26
Outstanding at June 30, 2013	271,829	$24.14	3.07	$458
Options exercisable at June 30, 2013	64,126	$24.45	1.64	$176

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:

	At June 30,
	2013	2012
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$3	$6
Cash receipts from options exercised	13	7

The Company issues stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan. The cost associated with these grants is included as a component of stock-based compensation. The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended June 30,
	2013	2012
	(in thousands)
Stock-based compensation expense
Director fees	$36	$37
Stock option expense	84	7
Employee Stock Ownership Plan ("ESOP") expense	82	80
Total stock-based compensation expense	$202	$124

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $9,000 and $8,000 for the three months ended June 30, 2013 and 2012, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $26,000 and $2,000 for the three months ended June 30, 2013 and 2012, respectively.

	For the six months ended June 30,
	2013	2012
	(in thousands)
Stock-based compensation expense
Director fees	$70	$74
Stock grant expense	—	—
Stock option expense	143	14
Employee Stock Ownership Plan ("ESOP") expense	163	142
Total stock-based compensation expense	$376	$230

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $17,000 and $16,000 for the six months ended June 30, 2013 and 2012, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $44,000 and $5,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:
	For the three months ended June 30,
	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$206	$184
Interest cost	89	90
Expected return on plan assets	(182)	(161)
Recognized net actuarial loss	66	71
Net periodic benefit cost	$179	$184

	For the six months ended June 30,
	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$411	$368
Interest cost	177	180
Expected return on plan assets	(363)	(322)
Amortization of prior service cost	1	1
Recognized net actuarial loss	131	142
Net periodic benefit cost	$357	$369

There were no employer contributions for the six months ended June 30, 2012. Employer contributions of $653,000 were made during the second quarter of 2013.

NOTE 12— MERGERS AND ACQUISITIONS

On July 2, 2013, the Company acquired Roebling Financial Corp, Inc. (“Roebling”), the parent company of Roebling Bank, for approximately $14.5 million in stock and cash (the “Merger”).

As a result of the Merger, Roebling has merged with and into the Company and Roebling Bank has merged with and into the Bank. Each outstanding share of Roebling common stock was converted into the right to receive $8.60 per share or 0.364 shares of the Company’s common stock, at the election of Roebling shareholders, subject to proration. The aggregate cash consideration paid in the Merger was 50% of the total merger consideration (including any cash paid in connection with the Roebling options and any shares held by the employee stock ownership plan and not allocated to participant accounts). Cash was paid in lieu of fractional shares at a value based on the average closing sale price of the Company’s common stock for the twenty trading days immediately prior to the closing date.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; failure to realize the anticipated benefits as a result of our acquisition of Roebling and Roebling Bank; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Condition

The Company’s total assets at June 30, 2013 and December 31, 2012 were $714.8 million and $711.8 million, respectively, representing an increase of $3.0 million during the six-month period. Largely as a result of the repayment of loans receivable and investment securities, cash and cash equivalents increased by $13.8 million during the first six months of 2013. Loans receivable, net decreased by $3.7 million during the first six months of 2013. Principal repayments of $59.1 million on loans were partially offset by originations of consumer and single-family residential mortgage loans totaling $39.9 million and originations of commercial loans totaling $16.7 million. The Company increased the allowance for loan losses by $839,000 and transferred $257,000 from loans to real estate acquired through foreclosure. Loans receivable held for sale increased $803,000 as originations of loans for sale in the secondary market totaled $21.6 million and proceeds from loan sales totaled $21.1 million. Investment securities decreased by $5.4 million due to principal repayments and maturities totaling $13.8 million, a decrease in the fair value of available for sale securities of $4.1 million and net premium amortization of $352,000, all of which were offset by security purchases of $12.8 million.

Total liabilities increased by $2.4 million during the first six months of 2013. Deposit balances increased $11.1 million during the period with checking, money market and savings accounts increasing by $17.2 million. Retail certificates of deposit (“CDs”) decreased $6.1 million during the first six months of 2013. Advances from the FHLB decreased by $8.1 million, the result of scheduled amortization and maturities.

Total consolidated stockholders’ equity of the Company was $83.5 million or 11.9% of total assets at June 30, 2013. At June 30, 2013, there were approximately 102,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Nonperforming assets include real estate owned, which is carried at estimated fair value less costs to sell and nonperforming loans. Nonperforming loans include loan balances 90 days or more past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s nonperforming assets:

Nonperforming Assets	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$1,931	$2,265	$3,731
Commercial
Real estate-commercial	552	1,098	1,425
Real estate-residential	392	51	840
Construction loans	2,944	4,794	6,154
Commercial and industrial loans	9	—	—
Consumer
Home equity and second mortgage	143	143	416
Other consumer	2	8	—
Total nonperforming loans	5,973	8,359	12,566
Real estate owned	6,177	7,282	6,625
Total nonperforming assets	$12,150	$15,641	$19,191
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of nonperforming loans to gross loans	1.30%	1.56%	2.42%
Ratio of nonperforming loans to total assets	0.84%	1.17%	1.83%
Ratio of total nonperforming assets to total assets	1.70%	2.20%	2.80%

Nonperforming construction loans include a participation in a commercial construction project with a principal balance due of $3.1 million. The Bank has recorded a partial charge-off of $198,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. Additionally, $2,000,000 of the allowance for loan losses has been allocated to this loan for a potential shortfall related to the disposition of the loan.

Foreclosed property at June 30, 2013 consisted of twenty-one parcels of real estate with a combined carrying value of $6.2 million. During the first six months of 2013, the Bank foreclosed on three mortgage loans secured by residential property valued at $257,000 which resulted in a charge to the allowance of $147,000. Also, the Bank sold two properties acquired through foreclosure with an aggregate book value of $982,000. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the Consolidated Balance Sheet.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial loans secured by nonresidential or non-owner occupied residential real estate, construction, commercial and industrial loans, single-family residential and consumer which is predominately real estate secured by junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews its internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Net Income. The Company recorded net income of $1.8 million, or $0.66 per diluted share, for the three months ended June 30, 2013 as compared to net income of $1.2 million, or $0.46 per diluted share, for the three months ended June 30, 2012.

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

	Three Months Ended June 30,
	2013			2012
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$524,728	$5,963	4.56%	$501,757	$6,231	4.99%
Mortgage-backed securities	37,523	246	2.63%	61,580	564	3.68%
Investment securities(2)	68,211	713	4.19%	68,181	731	4.31%
Other interest-earning assets(3)	39,111	14	1.14%	3,074	—	— %*
Total interest-earning assets	669,573	6,936	4.15%	634,592	7,526	4.77%
Noninterest-earning assets	45,938			48,329
Total assets	$715,511			$682,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$570,271	$712	0.50%	$550,040	$926	0.68%
Borrowings from the FHLB	53,303	226	1.70%	46,785	351	3.02%
Total interest-bearing liabilities	623,574	938	0.60%	596,825	1,277	0.86%
Noninterest-bearing liabilities	7,508			6,486
Total liabilities	631,082			603,311
Stockholders’ equity	84,429			79,610
Total liabilities and stockholders’ equity	$715,511			$682,921
Net interest income—tax equivalent basis		5,998			6,249
Interest rate spread(4)—tax equivalent basis			3.55%			3.91%
Net yield on interest-earning assets(5)—tax equivalent basis			3.59%			3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.33%			106.33%
Less: tax-equivalent interest adjustments		(192)			(198)
Net interest income		$5,806			$6,051
Interest rate spread(4)			3.44%			3.78%
Net yield on interest-earning assets(5)			3.48%			3.84%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $192,000 and $198,000 for the quarters ended June 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

(3)	Includes interest-bearing deposits in other banks.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
*	Is less than $500 for period indicated.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and interest expense (dollars in thousands) attributed to (i) changes in volume (changes in the weighted average balance of the total interest earning asset and interest-bearing liability portfolios multiplied by the prior year rate), and (ii) changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on the absolute value of changes due to volume and changes due to rate.

	For the three months ended June 30,
	2013 vs 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,414	$(1,682)	$(268)
Mortgage-backed securities	(184)	(134)	(318)
Investment securities (1)	2	(20)	(18)
Other interest-earning assets	—	14	14
Total interest-earning assets	1,232	(1,822)	(590)
Interest expense:
Deposits	214	(428)	(214)
Borrowings from the FHLB	268	(393)	(125)

Total interest-bearing liabilities	482	(821)	(339)
Net change in net interest income	$750	$(1,001)	$(251)

(1)
Tax equivalent adjustments to interest on investment securities were $192,000 and $198,000 for the quarters ended June 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $590,000, or 7.8%, to $6.9 million for the quarter ended June 30, 2013 compared with the second quarter of 2012. Interest income from loans receivable decreased by $268,000, the result of a decrease in the average yield on loans of 43 basis points netted against the effect of a $23.0 million increase in the average balance of loans outstanding. The decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with lower yields than the existing portfolio loans that had matured or refinanced. Interest income from mortgage-backed securities was lower in the quarter ended June 30, 2013 in comparison to the same period in 2012 mainly because the yield associated with principal repayments and sales which occurred during the intervening period was higher than the yield on the remaining mortgage-backed securities.

Total Interest Expense. Total interest expense decreased by $339,000 to $938,000 during the three-month period ended June 30, 2013 as compared with the same period in 2012. The average interest rate paid on the Bank’s deposits was 18 basis points lower in 2013 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $125,000 between the second quarter of 2013 compared to the same quarter of 2012. During the intervening period, the Bank increased its average outstanding borrowings by $6.5 million, which included an increase in long-term advances with rates lower than the maturing advances, which resulted in a decrease in the cost of borrowed funds of 132 basis points.

Noninterest Income. Total noninterest income was $1.9 million for the second quarter of 2013 compared with $739,000 for the same period in 2012. Income from the benefits paid on the bank owned life insurance policies was $934,000 during the second quarter of 2013 due to the death of two insured individuals. Fair value adjustments to mortgage servicing rights increased loan servicing income by $271,000 from the second quarter of 2012 to the same quarter of 2013.

Noninterest Expense. Total noninterest expense increased by $483,000 to $5.1 million for the three months ended June 30, 2013 compared to the same period in 2012. Merger-related costs attributable to the announced acquisition of Roebling totaled $295,000 during the second quarter of 2013. Employee compensation increased by $145,000 in 2013, mainly the result of stock option expense for option grants in 2013. Foreclosed real estate expense decreased $105,000 in the quarter ended June 30, 2013 as compared to the same period in 2012 mainly due to a decrease in the holding costs of real estate acquired through foreclosure that resulted from the disposition of such properties during the intervening period

Income Tax Expense. The Company’s effective tax rate was 19.0% for the quarter ended June 30, 2013 compared to 23.9% for the quarter ended June 30, 2012. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance offset by merger-related costs treated as nondeductible.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Net Income. The Company recorded net income of $3.0 million, or $1.10 per diluted share, for the six months ended June 30, 2013 as compared to net income of $2.4 million, or $0.88 per diluted share, for the six months ended June 30, 2012.

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
	Six Months Ended June 30,
	2013			2012
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$525,000	$12,029	4.62%	$497,576	$12,428	5.02%
Mortgage-backed securities	39,744	519	2.63%	61,776	1,103	3.59%
Investment securities(2)	66,680	1,421	4.30%	67,608	1,455	4.33%
Other interest-earning assets(3)	34,022	18	0.11%	8,347	2	0.05%
Total interest-earning assets	665,446	13,987	4.24%	635,307	14,988	4.74%
Noninterest-earning assets	46,252			49,443
Total assets	$711,698			$684,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$565,536	$1,443	0.51%	$552,282	$1,992	0.73%
Borrowings from the FHLB	54,701	474	1.75%	47,086	756	3.23%
Total interest-bearing liabilities	620,237	1,917	0.62%	599,368	2,748	0.92%
Noninterest-bearing liabilities	7,363			6,504
Total liabilities	627,600			605,872
Stockholders’ equity	84,098			78,878
Total liabilities and stockholders’ equity	$711,698			$684,750
Net interest income—tax equivalent basis		12,070			12,240
Interest rate spread(4)—tax equivalent basis			3.62%			3.82%
Net yield on interest-earning assets(5)—tax equivalent basis			3.66%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.29%			106.00%
Less: tax-equivalent interest adjustments		(386)			(397)
Net interest income		$11,684			$11,843
Interest rate spread(4)			3.50%			3.70%
Net yield on interest-earning assets(5)			3.54%			3.75%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $386,000 and $397,000 for the six months ended June 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the six months ended June 30,
	2013 vs 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$1,441	$(1,840)	$(399)
Mortgage-backed securities	(335)	(249)	(584)
Investment securities (1)	(26)	(8)	(34)
Other interest-earning assets	11	5	16
Total interest-earning assets	1,091	(2,092)	(1,001)
Interest expense:
Deposits	135	(684)	(549)
Borrowings from the FHLB	289	(571)	(282)

Total interest-bearing liabilities	424	(1,255)	(831)
Net change in net interest income	$667	$(837)	$(170)

(1)
Tax equivalent adjustments to interest on investment securities were $386,000 and $397,000 for the six months ended June 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $1.0 million, or 6.7%, to $14.0 million for the six months ended June 30, 2013 compared with the same period of 2012. Interest income from loans receivable decreased by $399,000, the result of a decrease in the average yield on loans of 40 basis points netted against the effect of a $27.4 million increase in the average balance of loans outstanding. The decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with a lower yield than the existing portfolio loans that had matured or refinanced. Interest income from mortgage-backed securities was lower in the 2013 quarter in comparison to the same period of 2012 mainly because the yield associated with principal repayments and sales which occurred during the intervening period was higher than the yield on the remaining mortgage-backed securities.

Total Interest Expense. Total interest expense decreased by $831,000 to $1.9 million during the six-month period ended June 30, 2013 as compared with the same period in 2012. The average interest rate paid on the Bank’s deposits was 22 basis points lower in 2013 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $282,000 between the first half of 2013 compared to the same period of 2012. During the intervening period, the Bank increased its average outstanding borrowings by $7.6 million, which included an increase in long-term advances with rates lower than the maturing advances, which resulted in a decrease in the cost of borrowed funds of 148 basis points.

Noninterest Income. Total noninterest income was $3.3 million for the first six months of 2013 compared with $2.0 million for the same period in 2012. Income from the benefits paid on the bank owned life insurance policies was $934,000 during the second quarter of 2013 due to the death of two insured individuals. Gain on disposition of premises and equipment included $417,000 related to an eminent domain matter affecting a parcel of Company property, a $153,000 increase over the amount recorded in 2012 related to the same matter, which is now finalized. Fair value adjustments to mortgage servicing rights increased loan servicing income by $265,000 between the first six months of 2012 and the same period of 2013.

Noninterest Expense. Total noninterest expense increased by $681,000 to $10.2 million for the six months ended June 30, 2013 compared to the same period in 2012. Merger-related costs attributable to the acquisition of Roebling totaled $615,000 during the first half of 2013. Employee compensation increased by $88,000 in 2013, mainly the result of a $131,000 increase in stock option expense for option grants in 2013. Offsetting this increase was a decline in the employee group health insurance premiums. Foreclosed real estate expense decreased $168,000 in 2013 over the same period in 2012 mainly due to a decrease in the holding costs of real estate acquired through foreclosure that resulted from the disposition of such properties during the intervening period.

Income Tax Expense. The Company’s effective tax rate was 24.9% for the six months ended June 30, 2013 compared to 22.8% for the six months ended June 30, 2012.
These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance offset by merger-related costs treated as nondeductible.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, and pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the six-month period ended June 30, 2013 in the ability of the Bank and its subsidiaries to fund their operations.

At June 30, 2013, the Bank had commitments outstanding under letters of credit of $930,000, commitments to originate loans of $21.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $45.2 million. At June 30, 2013, the Bank had $5.2 million in outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2013 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $2.1 million at June 30, 2013 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the six-month period ended June 30, 2013. On July 1, 2013, the Company received a $6 million dividend from the Bank, used in addition to cash on hand to fund the cash portion of the purchase of Roebling as described in Note 12.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2013.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.9 million at June 30, 2013.

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

Date:	August 14, 2013	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 14, 2013	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)