Form 10-Q
period 2013-09-30
TF FINANCIAL CORP
filed 2013-11-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  1-35163

TF FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	74-2705050
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

3 Penns Trail, Newtown, Pennsylvania	18940
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 13, 2013

Class	Outstanding
$.10 par value common stock	3,149,239 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At
	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and cash equivalents	$31,004	$31,137
Investment securities
Available for sale	129,074	102,284
Held to maturity (fair value of $1,719 and $2,271 as of September 30, 2013 and December 31, 2012, respectively)	1,540	1,965
Loans receivable, held for sale	691	706
Loans receivable, net of allowance of $6,691 and $6,922 at September 30, 2013 and December 31, 2012, respectively	622,330	526,720
Federal Home Loan Bank ("FHLB") stock — at cost	3,425	5,431
Accrued interest receivable	2,669	2,460
Premises and equipment, net	8,657	6,108
Goodwill	4,324	4,324
Core deposit intangible	528	—
Bank owned life insurance	18,451	19,109
Other assets	10,641	11,592
TOTAL ASSETS	$833,334	$711,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$681,825	$560,315
Advances from the FHLB	50,990	60,656
Advances from borrowers for taxes and insurance	2,344	2,880
Accrued interest payable	729	817
Other liabilities	4,635	4,223
Total liabilities	740,523	628,891
Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at September 30, 2013 and December 31, 2012, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 3,147,902 and 2,838,493 shares outstanding at September 30, 2013 and December 31, 2012, respectively, net of shares in treasury of 2,142,098 and 2,451,507, respectively.	529	529
Additional paid-in capital	56,072	54,328
Unearned ESOP shares	(877)	(970)
Treasury stock — at cost	(44,530)	(50,896)
Retained earnings	83,394	78,984
Accumulated other comprehensive (loss) income	(1,777)	970
Total stockholders’ equity	92,811	82,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$833,334	$711,836

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest income
Loans, including fees	$6,947	$6,436	$18,976	$18,864
Investment securities
Fully taxable	540	544	1,264	1,840
Exempt from federal taxes	411	415	1,241	1,280
Interest-bearing deposits and other	5	—	23	2
TOTAL INTEREST INCOME	7,903	7,395	21,504	21,986
Interest expense
Deposits	799	803	2,242	2,795
Borrowings	219	338	693	1,094
TOTAL INTEREST EXPENSE	1,018	1,141	2,935	3,889
NET INTEREST INCOME	6,885	6,254	18,569	18,097
Provision for loan losses	—	750	839	1,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,885	5,504	17,730	16,347
Noninterest income
Service fees, charges and other operating income	592	380	1,769	1,237
Earnings on bank owned life insurance	136	152	416	456
Bank owned life insurance death benefit proceeds	—	—	934	—
Gain on sale of loans	104	382	635	920
Gain on disposition of premises and equipment	—	—	420	277
Gain on acquisition	1,214	—	1,214	—
TOTAL NONINTEREST INCOME	2,046	914	5,388	2,890
Noninterest expense
Compensation and benefits	3,125	2,651	8,784	8,222
Occupancy and equipment	867	686	2,273	2,068
Federal deposit insurance premiums	188	146	430	447
Merger-related costs	2	—	617	—
Professional fees	311	349	829	874
Marketing and advertising	132	76	303	267
Foreclosed real estate expense	114	78	573	705
Core deposit intangible	25	—	25	—
Other operating	2,018	480	3,110	1,588
TOTAL NONINTEREST EXPENSE	6,782	4,466	16,944	14,171
INCOME BEFORE INCOME TAXES	2,149	1,952	6,174	5,066
Income tax expense	183	479	1,185	1,189
NET INCOME	$1,966	$1,473	$4,989	$3,877
Earnings per share—basic	$0.64	$0.54	$1.75	$1.42
Earnings per share—diluted	$0.64	$0.54	$1.75	$1.42
Dividends paid per share	$0.10	$0.05	$0.20	$0.15
Weighted average shares outstanding:
Basic	3,052	2,729	2,846	2,724
Diluted	3,055	2,732	2,847	2,727

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$1,966	$1,473	$4,989	$3,877
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding (losses) gains	(242)	544	(4,360)	870
Tax effect	82	(185)	1,482	(296)
Net of tax amount	(160)	359	(2,878)	574
Pension plan benefit adjustment:
Related to actuarial losses and prior service cost	66	71	198	214
Tax effect	(22)	(24)	(67)	(73)
Net of tax amount	44	47	131	141
Total other comprehensive (loss) income	(116)	406	(2,747)	715
Comprehensive income	$1,850	$1,879	$2,242	$4,592

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$4,989	$3,877
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	(34)	304
Premiums and discounts on investment securities, net	222	181
Premiums and discounts on mortgage-backed securities, net	323	229
Amortization of premiums on certificates of deposit	98	—
Deferred loan origination costs, net	142	132
Provision for loan losses	839	1,750
Amortization of core deposit intangible	25	—
Depreciation of premises and equipment	506	573
Increase in value of bank owned life insurance	(416)	(456)
Income from life insurance death benefit	(934)	—
Stock-based compensation	588	366
Proceeds from sale of loans originated for sale	28,813	39,656
Origination of loans held for sale	(28,468)	(39,512)
Gain on acquisition	(1,214)	—
Loss on foreclosed real estate	448	425
Gain on :
Sale of loans	(635)	(920)
Disposition of premises and equipment	(420)	(277)
Decrease in:
Accrued interest receivable	167	5
Other assets	1,642	644
(Decrease) increase in:
Accrued interest payable	(94)	(432)
Other liabilities	424	944
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,011	7,489

INVESTING ACTIVITIES
Loan originations	(86,727)	(110,383)
Loan principal payments	91,605	65,723
Proceeds from sale of foreclosed real estate	1,641	6,736
Proceeds from disposition of premises and equipment	417	356
Proceeds from maturities of investment securities available for sale	5,545	5,300
Proceeds from bank owned life insurance	2,183	—
Principal repayments on mortgage-backed securities held to maturity	505	506
Principal repayments on mortgage-backed securities available for sale	14,975	20,489
Purchase of investment securities available for sale	(13,088)	(4,260)
Purchase of mortgage-backed securities available for sale	(1,867)	(13,520)
Purchase of premises and equipment	(899)	(387)
Redemption of FHLB stock	2,395	1,408
Acquisition, net of cash acquired	(3,173)	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	13,512	(28,032)

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012
	(in thousands)
FINANCING ACTIVITIES
Net decrease in deposits	(6,339)	(18,015)
Net increase in short-term FHLB borrowings	—	14,304
Proceeds of long-term FHLB borrowings	—	32,197
Repayment of long-term FHLB borrowings	(12,717)	(18,253)
Net decrease in advances from borrowers for taxes and insurance	(965)	(505)
Purchase of treasury stock	(274)	—
Exercise of stock options	216	7
Tax benefit (expense) arising from exercise of stock options	2	(1)
Common stock dividends paid	(579)	(407)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(20,656)	9,327
NET DECREASE IN CASH AND CASH EQUIVALENTS	(133)	(11,216)
Cash and cash equivalents at beginning of period	31,137	14,928
Cash and cash equivalents at end of period	$31,004	$3,712

Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$3,121	$4,321
Income taxes	$875	$375
Noncash transactions:
Capitalization of mortgage servicing rights	$305	$404
Transfers from loans to foreclosed real estate	$557	$2,925

Acquisition of Roebling Financial Corp, Inc.
Noncash assets acquired:
Investment securities
Available for sale	$37,260
Held to maturity	79
Loans	102,026
FHLB stock	389
Accrued interest receivable	376
Premises and equipment, net	2,154
Core deposit intangible	553
Bank owned life insurance	175
Other assets	1,685
	144,697
Liabilities assumed:
Deposits	127,750
Advances from the FHLB	3,051
Advances from borrowers for taxes and insurance	429
Other liabilities	1,408
	132,638
Net noncash assets acquired	12,059
Cash acquired	$4,081

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of September 30, 2013 (unaudited) and December 31, 2012 and for the three and nine-month periods ended September 30, 2013 and 2012 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”) and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 4 — ACQUISITION OF ROEBLING FINANCIAL CORP, INC.

On July 2, 2013, the Company closed on a merger transaction pursuant to which the Company acquired Roebling Financial Corp, Inc. (“Roebling”), the parent company of Roebling Bank, in a stock and cash transaction.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Roebling for a total purchase price of approximately $14.9 million.  As a result of the acquisition, the Company issued 306,873 common shares, or 20.31% of the total shares outstanding as of September 30, 2013, to former shareholders of Roebling. As a result of  the merger, Roebling was merged with and into the Company, and Roebling Bank was merged with and into 3rd Fed Bank.

The following table summarizes the purchase of Roebling as of July 2, 2013:

	At July 2, 2013
	(in thousands, except per share data)
Purchase Price Consideration in Common Stock
Roebling common shares settled for stock	843,058
Exchange Ratio	0.364
TF Financial Corporation shares issued	306,873
Value assigned to TF Financial Corporation common share	$25.00
Purchase price assigned to Roebling common shares exchanged for TF Financial		$7,672

Purchase Price Consideration - Cash for Common Stock
Roebling shares exchanged for cash	843,478
Purchase price paid to each Roebling common share exchanged for cash	$8.60
Purchase price assigned to Roebling common shares exchanged for cash		7,254

Total Purchase Price		14,926

Net Assets Acquired:

Roebling shareholders’ equity	$16,461

Adjustments to reflect assets acquired at fair value:
Investments	2
Loans
Interest rate	932
General credit	(1,069)
Specific credit - non-amortizing	(325)
Specific credit - amortizing	(198)
Eliminate allowance for loan losses	1,214
Core deposit intangible	553
Owned premises	(976)
Leased premises contracts	33
Deferred tax assets	(276)
Other assets	280
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(440)
FHLB advances	(51)
		16,140
Purchase gain resulting from acquisition		$1,214

The following condensed statement reflects the values assigned to Roebling’s net assets as of the acquisition date:

	At July 2, 2013
	(in thousands)

Total purchase price		$14,926

Net assets acquired:
Cash	$4,081
Investment securities	37,339
Loans	102,026
Premises and equipment, net	2,154
Core deposit intangible	553
Other assets	2,625
Time deposits	(49,061)
Deposits other than time deposits	(78,689)
Other liabilities	(4,888)
		16,140
Purchase gain on acquisition		$1,214

The acquired assets and assumed liabilities were measured at preliminary estimated fair values. Management made certain estimates and exercised judgment in accounting for the acquisition.  The following is a description of the methods used to determine fair value of significant assets and liabilities at the acquisition date:

Cash and cash equivalents — The Company acquired $4.1 million in cash and cash equivalents, which management deemed to reflect fair value based on the short term nature of the asset.

Investment Securities — The Company acquired $37.3 million in U.S. Government and federal agency and mortgage-backed securities that were recorded at fair value. Please refer to Note 9 - Fair Value Measurements and Fair Value of Financial Instruments for a discussion of methodologies used to determine fair value.

Loans — The Company acquired $102.0 million in loans with and without evidence of credit quality deterioration. The loans consisted of residential mortgage loans, consumer loans which include second mortgage loans and home equity secured lines of credit, commercial real estate loans and other commercial loans.

At the acquisition date, the Company recorded $101.2 million of loans without evidence of credit quality deterioration and $797,000 of loans acquired with evidence of credit quality deterioration. The following table reflects the composition of the loans acquired as well as the fair value adjustments made:

	At July 2, 2013
	Loans acquired with no credit quality deterioration	Loans acquired loans with credit quality deterioration	Total
	(in thousands)
Residential
Residential mortgages	$54,965	$21	$54,986
Commercial
Real estate-commercial	13,262	—	13,262
Real estate-residential	5,143	356	5,499
Real estate-multi-family	1,595	331	1,926
Commercial and industrial loans	308	—	308
Consumer
Home equity and second mortgage	25,847	89	25,936
Other consumer	109	—	109
Total	$101,229	$797	$102,026

The Company estimated the general credit risk fair value adjustment based on guidance from ASC 820-10, Fair Value Measurements which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and thus Level 3 fair value procedures were utilized, primarily the use of present value techniques incorporating assumptions which market participants would use in estimating fair values. In lieu of reliable market information, the Company used its own assumptions in an effort to determine a reasonable estimate of fair value. Loans acquired without credit quality deterioration were evaluated using a two-part general credit fair value analysis for all loan groups: 1) expected lifetime credit migration losses and 2) estimated fair value adjustment for qualitative factors. An adjustment of $932,000 was made to reflect a general credit risk fair value. Additionally, the Company recorded an increase of $1.1 million to reflect the fair value of loans based on current interest rates on loans similar to those acquired.

A specific credit fair value adjustment was made as prescribed by ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Accordingly, the Company reviewed the Roebling loan portfolio on a loan by loan basis to determine whether loans met the definition of credit impaired as set forth in ASC 310-30. Specifically: 1) Had there been credit deterioration from the loan's inception until the acquisition date and 2) Is it probable that not all of the contractual cash flows will be collected on the loan. Based on this analysis, loans with a principal balance of $1.3 million were identified as being within the scope of ASC 310-30. The Company estimated the cash flows on each loan whether from expected monthly payments or from the liquidation of the underlying collateral on collateral dependent loans. The contractual cash flows in excess of the aggregate expected cash flows resulted in a credit-related non-accretable yield in the amount of $325,000. Additionally, the aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount of $198,000.

The following table contains the fair value adjustments on loans acquired without significant credit deterioration:

Fair value of loans acquired not accounted for under ASC 310-30	At July 2, 2013
(in thousands)
Contractual amount of acquired loans at acquisition	$101,365
Contractual cash flows not expected to be collected (general credit valuation)	(1,068)
Expected cash flows at acquisition	100,297
Interest rate fair value adjustment	932
Total	$101,229

The following table contains the adjustments on loans acquired with credit deterioration:

Fair value of loans acquired accounted for under ASC 310-30	At July 2, 2013
(in thousands)
Contractual amount of acquired loans at acquisition	$1,320
Contractual cash flows not expected to be collected (non-accretable yield)	(325)
Expected cash flows at acquisition	995
Interest component of expected cash flows (accretable yield)	(198)
Total	$797

Premises and equipment, net — The Company acquired $2.2 million in land and buildings because of the Roebling merger, which reflects fair value. The fair value as of the acquisition date was determined by an appraisal conducted by an independent qualified appraiser.

Core deposit intangible — The Company recorded a core deposit intangible of $553,000. A core deposit intangible arises from a financial institution having a deposit base comprised of stable customer relationships. These deposits are generally at interest rates or on terms that are favorable to the financial institution. Fair value of the core deposit intangible was estimated based on guidance from ASC 820-10. There is no active observable market for sale information on community bank core deposits and thus Level 3 fair value procedures were utilized, primarily the use of the income approach which is based on an analysis of the expected after tax cash flow benefits of the acquired core deposits versus the cost of utilizing an alternative source (brokered deposits) for its funding. Core deposits exclude certificates of deposit and other accounts, which the Company judged to be non-core deposits. The cost of core deposits incorporated estimates of the costs of maintaining and supporting the deposits such as interest, branch expenses, personnel, and data processing. This cost was compared to the alternative funding source and the resulting economic benefit was discounted over the expected life of the acquired core deposits using a long-term market-based after tax rate of return.

Core deposit intangible is amortized over the expected useful life. The life is periodically reassessed to determine if any amortization period adjustments are required. During the three and nine months ended September 30, 2013, no such adjustments were recorded. The gross carrying amount of the core deposit intangible at September 30, 2013 was $528,000 with $25,000 accumulated amortization as of that date.

As of September 30, 2013, the current year and estimated future amortization expense for the core deposit intangible was as follows:

At September 30, 2013
(in thousands)
2013	$76
2014	91
2015	80
2016	70
2017	60
2018	50
2019	40
2020	30
2021	21
2022	10
$528

Deposits — The Company assumed $127.8 million in deposits which included $49.1 million of interest-bearing time deposits ("CDs"). An increase of $440,000 was made to reflect the fair value of the CDs. This fair value adjustment is based on guidance derived from ASC 820-10 and is based on current market interest rates on CDs of the same remaining maturity as Roebling's CDs. Market rates were obtained from independent third party sources for CDs offered in New Jersey on or about the acquisition date.

Results of operations for Roebling prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine-month periods ended September 30, 2013. The following table presents financial information regarding the former Roebling operations included in the Consolidated Statement of Income from the date of acquisition through September 30, 2013 under the column “Actual from acquisition date through September 30, 2013”. In addition, the following table presents unaudited pro forma information as if the acquisition of Roebling had occurred on January 1, 2012 under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below, but any purchase gain has been excluded.

Actual from Acquisition Date
Through September 30, 2013
(in thousands)
Net interest income	$1,119
Noninterest income	123
Net loss	(840)

	Pro Formas
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net interest income	$7,759	$8,698	$23,917	$22,130
Noninterest income	832	1,060	4,432	3,289
Net income	661	1,410	3,835	4,045
Pro forma earnings per share:
Basic	$0.22	$0.46	$1.26	$1.33
Diluted	$0.22	$0.46	$1.26	$1.33

NOTE 5 — EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended September 30, 2013
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,966	3,051,581	$0.64
Effect of dilutive securities
Stock options and grants	—	3,903	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,966	3,055,484	$0.64

	For the nine months ended September 30, 2013
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$4,989	2,845,608	$1.75
Effect of dilutive securities
Stock options and grants	—	1,316	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$4,989	2,846,924	$1.75

There were 31,963 options to purchase shares of common stock with exercise prices ranging from $25.71 to $32.51 per share which were outstanding during the three and nine months ended September 30, 2013 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

	For the three months ended September 30, 2012
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

There were 65,337 options to purchase shares of common stock with exercise prices ranging from $23.53 to $32.51 per share which were outstanding during the three and nine months ended September 30, 2012 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity in accumulated other comprehensive (loss) income for the three months ended September 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive (Loss) Income (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at June 30, 2013	$1,087	$(2,748)	$(1,661)
Other comprehensive loss before reclassifications	(160)	—	(160)
Amounts reclassified from accumulated other comprehensive income (loss)	—	44	44
Period change	(160)	44	(116)
Balance at September 30, 2013	$927	$(2,704)	$(1,777)

Balance at June 30, 2012	$3,864	$(2,809)	$1,055
Other comprehensive income before reclassifications	359	—	359
Amounts reclassified from accumulated other comprehensive income (loss)	—	47	47
Period change	359	47	406
Balance at September 30, 2012	$4,223	$(2,762)	$1,461

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

	Amount reclassified from accumulated other comprehensive income (loss) For the three months ended September 30, (2)		Affected line item in the consolidated statements of income
	2013	2012
	(in thousands)
Defined benefit pension plan (1)
Amortization of net actuarial loss	$66	$71	Compensation and benefits
Related income tax expense	(22)	(24)	Income tax expense
Net effect on accumulated other comprehensive income for the period	$44	$47	Net income

(1)	Included in the computation of net periodic pension cost. See Note 11 – Employee Benefit Plans for additional detail.
(2)	Amounts in parentheses indicate debits.

The activity in accumulated other comprehensive (loss) income for the nine months ended September 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive (Loss) Income (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2012	$3,805	$(2,835)	$970
Other comprehensive loss before reclassifications	(2,878)	—	(2,878)
Amounts reclassified from accumulated other comprehensive income	—	131	131
Period change	(2,878)	131	(2,747)
Balance at September 30, 2013	$927	$(2,704)	$(1,777)

Balance at December 31, 2011	$3,649	$(2,903)	$746
Other comprehensive income before reclassifications	574	—	574
Amounts reclassified from accumulated other comprehensive income	—	141	141
Period change	574	141	715
Balance at September 30, 2012	$4,223	$(2,762)	$1,461

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

	Amount reclassified from accumulated other comprehensive income (loss) For the nine months ended September 30, (2)		Affected line item in the consolidated statements of income
	2013	2012
	(in thousands)
Defined benefit pension plan (1)
Amortization of net actuarial loss	$198	$214	Compensation and benefits
Related income tax expense	(67)	(73)	Income tax expense
Net effect on accumulated other comprehensive income for the period	$131	$141	Net income

(1)	Included in the computation of net periodic pension cost. See Note 11 – Employee Benefit Plans for additional detail.
(2)	Amounts in parentheses indicate debits.

NOTE 7 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$22,576	$34	$(311)	$22,299
State and political subdivisions	58,571	1,721	(687)	59,605
Residential mortgage-backed securities issued by quasi-governmental agencies	46,522	749	(101)	47,170
Total investment securities available for sale	127,669	2,504	(1,099)	129,074

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,540	179	—	1,719
Total investment securities	$129,209	$2,683	$(1,099)	$130,793

	At December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
State and political subdivisions	$55,254	$4,360	$(4)	$59,610
Residential mortgage-backed securities issued by quasi-governmental agencies	41,265	1,409	—	42,674
Total investment securities available for sale	96,519	5,769	(4)	102,284

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,965	306	—	2,271
Total investment securities	$98,484	$6,075	$(4)	$104,555

There were no sales of investment securities during the three and nine months ended September 30, 2013 or 2012.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At September 30, 2013
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Investment securities
Due in one year or less	$1,649	$1,681	$—	$—
Due after one year through five years	19,218	19,564	—	—
Due after five years through ten years	39,321	39,373	—	—
Due after ten years	20,959	21,286	—	—
	81,147	81,904	—	—

Mortgage-backed securities	46,522	47,170	1,540	1,719
Total investment and mortgage-backed securities	$127,669	$129,074	$1,540	$1,719

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013:

		Less than		12 months
	Number	12 months		or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Government and federal agencies	10	$14,325	$(311)	$—	$—	$14,325	$(311)
State and political subdivisions	17	15,751	(687)	—	—	15,751	(687)
Residential mortgage-backed securities issued by quasi-governmental agencies	37	16,100	(101)	—	—	16,100	(101)
Total temporarily impaired securities	64	$46,176	$(1,099)	$—	$—	$46,176	$(1,099)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
State and political subdivisions	1	$617	$(4)	$—	$—	$617	$(4)
Total temporarily impaired securities	1	$617	$(4)	$—	$—	$617	$(4)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at September 30, 2013 and December 31, 2012, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive (loss) income.

NOTE 8 — LOANS RECEIVABLE

Loans receivable are summarized as follows:
	At
	September 30, 2013	December 31, 2012
	(in thousands)
Held for investment:
Residential
Residential mortgages	$379,358	$323,665

Commercial
Real estate-commercial	122,635	104,766
Real estate-residential	25,852	21,570
Real estate-multi-family	18,625	19,118
Construction loans	9,351	16,288
Commercial and industrial loans	5,885	4,646
Total commercial loans	182,348	166,388

Consumer
Home equity and second mortgage	64,377	40,143
Other consumer	1,813	1,835
Total consumer loans	66,190	41,978

Total loans	627,896	532,031
Net deferred loan origination costs, and unamortized premiums and discounts	1,125	1,611
Less allowance for loan losses	(6,691)	(6,922)
Total loans receivable	$622,330	$526,720

Held for sale:
Residential
Residential mortgages	$691	$706

The following tables present by credit quality indicators the composition of the commercial loan portfolio:

	At September 30, 2013
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$106,412	$7,194	$9,029	$—	$122,635
Real estate-residential	22,828	490	2,534	—	25,852
Real estate-multi-family	14,957	—	3,668	—	18,625
Construction loans	6,174	—	3,177	—	9,351
Commercial and industrial loans	5,853	32	—	—	5,885
Total	$156,224	$7,716	$18,408	$—	$182,348

	At December 31, 2012
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$91,446	$4,192	$9,128	$—	$104,766
Real estate-residential	19,244	1,018	1,308	—	21,570
Real estate-multi-family	15,751	—	3,367	—	19,118
Construction loans	7,397	4,097	4,794	—	16,288
Commercial and industrial loans	4,565	81	—	—	4,646
Total	$138,403	$9,388	$18,597	$—	$166,388

In order to assess and monitor the credit risk associated with commercial loans, the Company employs a risk rating methodology whereby each commercial loan is initially assigned a risk grade. At least annually, all risk ratings are reviewed in light of information received such as tax returns, rent rolls, cash flow statements, appraisals, and any other information which may affect the then current risk rating, which is adjusted upward or downward as needed. At the end of each quarter, the risk ratings are summarized and become a component of the evaluation of the allowance for loan losses. The Company’s risk rating definitions mirror those promulgated by banking regulators and are as follows:

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

The following tables present by credit quality indicator the composition of the residential mortgage and consumer loan portfolios:

	At September 30, 2013
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$377,257	$2,101	$379,358
Home equity and second mortgage	64,160	217	64,377
Other consumer	1,812	1	1,813
Total	$443,229	$2,319	$445,548

	At December 31, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$321,400	$2,265	$323,665
Home equity and second mortgage	40,000	143	40,143
Other consumer	1,827	8	1,835
Total	$363,227	$2,416	$365,643

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

The following table presents by class nonperforming loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued:

	At
	September 30, 2013	December 31, 2012
	(in thousands)
Residential
Residential mortgages	$2,101	$2,265
Commercial
Real estate-commercial	785	1,098
Real estate-residential	684	51
Real estate-multi-family	149	—
Construction loans	2,944	4,794
Consumer
Home equity and second mortgage	217	143
Other consumer	1	8
Total nonperforming loans	$6,881	$8,359
Total loans past due 90 days as to interest or principal and accruing interest	$—	$—

The following tables present by class loans individually evaluated for impairment:
	At September 30, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,209	$1,217	$85	$1,831	$—
Commercial
Real estate-commercial	—	—	—	137	—
Real estate-residential	342	342	47	86	—
Construction loans	2,944	3,142	2,000	3,832	—
	4,495	4,701	2,132	5,886	—
With no allowance recorded:
Commercial
Real estate-commercial	552	552	—	552	—
Real estate-residential	—	—	—	136	—
Loans acquired with deteriorated credit quality	813	1,320	—	271	—
	1,365	1,872	—	959	—
Total	$5,860	$6,573	$2,132	$6,845	$—

	At December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$2,137	$2,214	$218	$2,061	$—
Commercial
Real estate-commercial	546	1,497	296	697	—
Real estate-residential	51	51	4	298	—
Construction loans	4,737	5,137	1,029	3,604	—
Commercial and industrial loans	—	—	—	2	—
	7,471	8,899	1,547	6,662	—
With no allowance recorded:
Residential
Residential mortgages	—	—	—	698	—
Commercial
Real estate-commercial	552	552	—	1,012	—
Real estate-residential	—	—	—	216	—
Construction loans	57	116	—	1,932	—
	609	668	—	3,858	—
Total	$8,080	$9,567	$1,547	$10,520	$—

The following tables present by class the contractual aging of delinquent loans:

	At September 30, 2013
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$375,676	$1,637	$10	$2,035	$3,682	$379,358	$—
Commercial
Real estate-commercial	121,850	—	—	785	785	122,635	—
Real estate-residential	24,798	—	370	684	1,054	25,852	—
Real estate-multi-family	18,289	187	—	149	336	18,625	—
Construction loans	6,174	—	233	2,944	3,177	9,351	—
Commercial and industrial loans	5,885	—	—	—	—	5,885	—
Consumer
Home equity and second mortgage	64,048	60	52	217	329	64,377	—
Other consumer	1,808	4	—	1	5	1,813	—
Total	$618,528	$1,888	$665	$6,815	$9,368	$627,896	$—

	At December 31, 2012
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$319,982	$1,161	$329	$2,193	$3,683	$323,665	$—
Commercial
Real estate-commercial	102,868	800	—	1,098	1,898	104,766	—
Real estate-residential	21,488	31	—	51	82	21,570	—
Real estate-multi-family	19,118	—	—	—	—	19,118	—
Construction loans	11,494	—	—	4,794	4,794	16,288	—
Commercial and industrial loans	4,646	—	—	—	—	4,646	—
Consumer
Home equity and second mortgage	39,842	34	124	143	301	40,143	—
Other consumer	1,824	—	3	8	11	1,835	—
Total	$521,262	$2,026	$456	$8,287	$10,769	$532,031	$—

Activity in the allowance for loan losses for the three and nine months ended September 30, 2013 is summarized as follows:

	Balance July 1, 2013	Provision	Charge-offs	Recoveries	Balance September 30, 2013
	(in thousands)
Residential
Residential mortgages	$1,780	$175	$(184)	$—	$1,771
Commercial
Real estate-commercial	1,237	(104)	—	—	1,133
Real estate-residential	360	53	(31)	—	382
Real estate-multi-family	172	(35)	—	—	137
Construction loans	2,342	(62)	—	—	2,280
Commercial and industrial loans	71	5	(9)	3	70
Consumer
Home equity and second mortgage	210	5	—	—	215
Other consumer	24	3	(5)	1	23
Unallocated	720	(40)	—	—	680
Total	$6,916	$—	$(229)	$4	$6,691

	Balance January 1, 2013	Provision	Charge-offs	Recoveries	Balance September 30, 2013
	(in thousands)
Residential
Residential mortgages	$1,849	$301	$(391)	$12	$1,771
Commercial
Real estate-commercial	1,754	(186)	(435)	—	1,133
Real estate-residential	608	(136)	(90)	—	382
Real estate-multi-family	245	(108)	—	—	137
Construction loans	1,697	719	(150)	14	2,280
Commercial and industrial loans	119	(47)	(9)	7	70
Consumer
Home equity and second mortgage	251	(29)	(15)	8	215
Other consumer	11	33	(24)	3	23
Unallocated	388	292	—	—	680
Total	$6,922	$839	$(1,114)	$44	$6,691

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 is summarized as follows:

	Balance July 1, 2012	Provision	Charge-offs	Recoveries	Balance September 30, 2012
	(in thousands)
Residential
Residential mortgages	$1,620	$373	$(126)	$46	$1,913
Commercial
Real estate-commercial	1,913	100	(18)	—	1,995
Real estate-residential	699	(52)	(1)	—	646
Real estate-multi-family	284	(34)	—	—	250
Construction loans	1,002	166	(31)	—	1,137
Commercial and industrial loans	137	(41)	—	9	105
Consumer
Home equity and second mortgage	265	(25)	(11)	—	229
Other consumer	12	8	(9)	—	11
Unallocated	231	255	—	—	486
Total	$6,163	$750	$(196)	$55	$6,772

	Balance January 1, 2012	Provision	Charge-offs	Recoveries	Balance September 30, 2012
	(in thousands)
Residential
Residential mortgages	$2,194	$365	$(702)	$56	$1,913
Commercial
Real estate-commercial	2,819	108	(932)	—	1,995
Real estate-residential	464	600	(418)	—	646
Real estate-multi-family	358	(108)	—	—	250
Construction loans	1,260	768	(891)	—	1,137
Commercial and industrial loans	138	106	(156)	17	105
Consumer
Home equity and second mortgage	448	(187)	(32)	—	229
Other consumer	22	9	(23)	3	11
Unallocated	397	89	—	—	486
Total	$8,100	$1,750	$(3,154)	$76	$6,772

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any portfolio segment.

Loans receivable include certain loans that have been modified as Troubled Debt Restructurings (“TDRs”), where economic concessions have been granted to borrowers experiencing financial difficulties. The objective for granting the concessions is to maximize the recovery of the investment in the loan and may include reductions in the interest rate, payment extensions, forgiveness of interest or principal, forbearance or other actions. TDRs are classified as nonperforming at the time of restructuring and typically return to performing status after considering the borrower’s positive repayment performance for a reasonable period of time, at least six months.

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

There were no loans classified as TDRs for the three and nine months ended September 30, 2013. The following tables present by class loans classified as TDRs for the three and nine months ended September 30, 2012:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Residential		(in thousands)			(in thousands)
Residential mortgage	—	$—	$—	1	$852	$852
Total	—	$—	$—	1	$852	$852

The following table presents loans classified as TDRs that subsequently defaulted:

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential	(in thousands)		(in thousands)
Residential mortgage	1	$337	1	$337
Total	1	$337	1	$337

During the first quarter of 2012, a TDR totaling $167,000 which had been previously identified as in default of its modified terms was repaid and a $40,000 loss was charged to the allowance for loan losses.

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Roebling acquisition as of July 2, 2013:

At July 2, 2013
(in thousands)
Unpaid principal balance	$1,320
Interest	638
Contractual cash flows	1,958
Non-accretable discount	(963)
Expected cash flows	995
Accretable discount	(198)
Estimated fair value	$797

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the three months ended September 30, 2013:

At September 30, 2013
(in thousands)
Balance at beginning of period	$—
Acquisition of impaired loans	198
Accretion	(16)
Balance at end of period	$182

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	July 2, 2013	September 30, 2013
	Acquired Loans with	Acquired Loans with
	Specific Evidence of	Specific Evidence of
	Deterioration in Credit	Deterioration in Credit
	Quality (ASC 310-30)	Quality (ASC 310-30)
(in thousands)
Outstanding balance	$ 1,958	$1,958
Carrying amount	797	813

There were no material increases or decreases in the expected cash flows of these loans between July 2, 2013 the acquisition date and September 30, 2013. There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of the acquisition date as well as those acquired without specific evidence of deterioration in credit quality as of September 30, 2013.

The following tables present by class the ending balance of the allowance for loan losses and ending loan balance based on impairment method as of September 30, 2013:

	Evaluated for impairment
Allowance	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$—	$85	$1,686	$1,771
Commercial
Real estate-commercial	—	—	1,133	1,133
Real estate-residential	—	47	335	382
Real estate-multi-family	—	—	137	137
Construction loans	—	2,000	280	2,280
Commercial and industrial loans	—	—	70	70
Consumer
Home equity and second mortgage	—	—	215	215
Other consumer	—	—	23	23
Unallocated	—	—	680	680
Total	$—	$2,132	$4,559	$6,691

	Evaluated for impairment
Loan balance	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$22	$1,209	$378,127	$379,358
Commercial
Real estate-commercial	—	552	122,083	122,635
Real estate-residential	363	342	25,147	25,852
Real estate-multi-family	338	—	18,287	18,625
Construction loans	—	2,944	6,407	9,351
Commercial and industrial loans	—	—	5,885	5,885
Consumer
Home equity and second mortgage	90	—	64,287	64,377
Other consumer	—	—	1,813	1,813
Total	$813	$5,047	$622,036	$627,896

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

NOTE 9 — FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of September 30, 2013 and December 31, 2012. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

 Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			September 30,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$22,299	$—	$22,299
State and political subdivisions	—	59,605	—	59,605
Residential mortgage-backed securities issued by quasi- governmental agencies	—	47,170	—	47,170
Total investment securities available for sale	$—	$129,074	$—	$129,074

Loans receivable, held for sale	$—	$691	$—	$691

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2012
	(in thousands)
Assets
Investment securities available for sale
State and political subdivisions	$—	$59,610	$—	$59,610
Residential mortgage-backed securities issued by quasi- governmental agencies	—	42,674	—	42,674
Total investment securities available for sale	$—	$102,284	$—	$102,284

Loans receivable, held for sale	$—	$706	$—	$706

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

 Values for loans held for sale utilize active pricing quotes which exist in the secondary market and are therefore deemed a Level 2 hierarchy.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at September 30, 2013 are summarized below:

				Balance as of
	Fair value hierarchy levels			September 30,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Impaired loans	$—	$—	$3,728	$3,728
Real estate acquired through foreclosure	—	—	5,786	5,786
Mortgage servicing rights	—	1,471	—	1,471

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at September 30, 2013:

	Fair value	Valuation	Unobservable	Range of
Description	estimate	technique	Input	inputs
	(in thousands)

Impaired loans	$3,728	Appraisal of collateral (1)	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%
Real estate acquired through foreclosure	5,786	Appraisal of collateral (1)	Discount rate to reflect current market conditions and liquidation expenses	5%-20%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.3 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively. The fair value of the mortgage servicing rights was $1.5 million and $956,000 at September 30, 2013 and December 31, 2012, respectively, and was included in other assets in the consolidated balance sheets.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at September 30, 2013 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$31,004	$31,004	$31,004	$—	$—
Investment securities	81,904	81,904	—	81,904	—
Mortgage-backed securities	48,710	48,889	—	48,889	—
Loans receivable, including loans held for sale	623,021	627,032	—	691	626,341

Liabilities
Deposits with stated maturities	$193,283	$196,311	$—	$—	$196,311
Deposits with no stated maturities	488,542	488,542	488,542	—	—
Borrowings with stated maturities	50,990	49,935	—	—	49,935

The recorded carrying amounts and fair values segregated by fair value hierarchy level at December 31, 2012 are summarized below:

	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$31,137	$31,137	$31,137	$—	$—
Investment securities	59,610	59,610	—	59,610	—
Mortgage-backed securities	44,639	44,945	—	44,945	—
Loans receivable, including loans held for sale	527,426	539,665	—	706	538,959

Liabilities
Deposits with stated maturities	$171,417	$175,025	$—	$—	$175,025
Deposits with no stated maturities	388,898	388,898	388,898	—	—
Borrowings with stated maturities	60,656	60,939	—	—	60,939

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

 NOTE 10 — STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a two to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. The fair value of each option grant during the first nine months of 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Weighted average assumptions
Dividend yield	0.81%
Expected volatility	16.82%
Risk-free interest rate	0.65%
Fair value of options granted during the period	$3.12
Expected lives in years	5

There were no stock options granted during the three or nine months ended September 30, 2012.

At September 30, 2013, there was $421,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 9.6 months. Option activity under the Company’s stock option plan as of September 30, 2013 was as follows:

	At September 30, 2013
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2013	89,279	$24.08
Options granted	205,000	24.28
Options exercised	(8,547)	25.24
Options forfeited	(3,635)	27.30
Options expired	(14,279)	24.26
Outstanding at September 30, 2013	267,818	$24.14	2.93	$1,062
Options exercisable at September 30, 2013	56,115	$24.25	1.58	$265

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:

	At September 30,
	2013	2012
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$5	$6
Cash receipts from options exercised	216	7

The Company issues stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan. The cost associated with these grants is included as a component of stock-based compensation. The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended September 30,
	2013	2012
	(in thousands)
Stock-based compensation expense
Director fees	$38	$38
Stock option expense	86	6
Employee Stock Ownership Plan ("ESOP") expense	79	68
Total stock-based compensation expense	$203	$112

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $9,000 and $8,000 for the three months ended September 30, 2013 and 2012, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $31,000 and $2,000 for the three months ended September 30, 2013 and 2012, respectively.

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Stock-based compensation expense
Director fees	$108	$112
Stock option expense	229	20
Employee Stock Ownership Plan ("ESOP") expense	225	210
Total stock-based compensation expense	$562	$342

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $26,000 and $24,000 for the nine months ended September 30, 2013 and 2012, respectively.

Stock-based compensation expense related to stock options resulted in a tax benefit of $70,000 and $7,000 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:

	For the three months ended September 30,
	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$206	$184
Interest cost	89	90
Expected return on plan assets	(182)	(161)
Recognized net actuarial loss	66	71
Net periodic benefit cost	$179	$184

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$617	$552
Interest cost	266	270
Expected return on plan assets	(546)	(483)
Amortization of prior service cost	2	2
Recognized net actuarial loss	196	212
Net periodic benefit cost	$535	$553

Employer contributions of $653,000 were made during the nine months ended September 30, 2013. There were no employer contributions for the nine months ended September 30, 2012.

NOTE 12 — CONTINGENCIES

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; failure to realize the anticipated benefits as a result of our acquisition of Roebling and Roebling Bank; the possibility that any remaining integration of Roebling’s business and operation with the Company may be more difficult and/or take longer than anticipated and may have unanticipated adverse results; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Condition

The Company’s total assets at September 30, 2013 and December 31, 2012 were $833.3 million and $711.8 million, respectively, representing an increase of $121.5 million during the nine-month period which was largely due to the acquisition of Roebling. Loans receivable, net increased by $95.6 million during the first nine months of 2013. The acquisition of Roebling resulted in an increase in loans receivable of $102.0 million in addition to originations of consumer and single-family residential mortgage loans totaling $64.8 million and originations of commercial loans totaling $21.9 million. Offsetting these increases were principal repayments totaling $91.6 million on loans. The Company increased the allowance for loan losses by $839,000 and transferred $557,000 from loans to real estate acquired through foreclosure. Loans receivable held for sale was relatively unchanged as originations of loans for sale in the secondary market totaled $28.5 million and proceeds from loan sales totaled $28.8 million. Investment securities increased by $26.4 million mainly the result of securities acquired from Roebling totaling $37.3 million and purchases of $15.0 million. Offsetting these increases were principal repayments and maturities totaling $21.0 million, a decrease in the fair value of available for sale securities of $4.4 million and net premium amortization of $545,000.

Total liabilities increased by $111.6 million during the first nine months of 2013. Deposit balances increased $121.5 million during the period. The branches acquired from the Roebling acquisition resulted in an addition of $127.8 million of deposits. Checking, money market and savings accounts increased by $21.0 million, and retail CDs decreased by $26.8 million during the first nine months of 2013. Advances from the FHLB decreased by $12.8 million, the result of scheduled amortization and maturities including repayment of $3.1 million of advances acquired from Roebling.

Total consolidated stockholders’ equity of the Company was $92.8 million or 11.1% of total assets at September 30, 2013. During the first nine months of 2013, the Company issued 306,873 shares of its common stock in conjunction with the Roebling acquisition that increased stockholders equity by $7.7 million. Additionally the Company issued 22,767 shares of its common stock associated with the ESOP, the 2011 Director Stock Compensation Plan and the exercise of stock options which combined with stock option expense resulted in an increase to stockholders equity of $803,000. Stockholder’s equity was also increased by net income for the nine-month period of $5.0 million. Offsetting these increases were cash dividends paid of $579,000 a decrease in accumulated other comprehensive income net of tax of $2.7 million, and repurchases of 10,412 of common stock totaling $274,000. At September 30, 2013, there were approximately 99,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Nonperforming assets include real estate owned, which is carried at estimated fair value less costs to sell and nonperforming loans. Nonperforming loans include loan balances 90 days or more past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s nonperforming assets:

	At
Nonperforming Assets	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$2,101	$2,265	$2,122
Commercial
Real estate-commercial	785	1,098	1,116
Real estate-residential	684	51	839
Real estate-multi-family	149	—	—
Construction loans	2,944	4,794	6,119
Consumer
Home equity and second mortgage	217	143	204
Other consumer	1	8	—
Total nonperforming loans	6,881	8,359	10,400
Real estate owned	5,786	7,282	7,619
Total nonperforming assets	$12,667	$15,641	$18,019
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of nonperforming loans to gross loans	1.07%	1.56%	1.92%
Ratio of nonperforming loans to total assets	1.10%	1.17%	1.49%
Ratio of total nonperforming assets to total assets	1.52%	2.20%	2.59%

Nonperforming construction loans include a participation in a commercial construction project with a principal balance due of $3.1 million. The Bank has recorded a partial charge-off of $198,000 from the allowance for loan losses equal to the difference between the recorded investment and a recent appraisal. Additionally, $2.0 million of the allowance for loan losses has been allocated to this loan for a potential shortfall related to the disposition of the loan.

Foreclosed property at September 30, 2013 consisted of eight parcels of real estate with a combined carrying value of $5.9 million. During the first nine months of 2013, the Bank foreclosed on six mortgage loans secured by residential property valued at $557,000 which resulted in a charge to the allowance of $481,000. Also, the Bank sold two properties acquired through foreclosure with an aggregate book value of $1.6 million. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net Income. The Company recorded net income of $2.0 million, or $0.64 per diluted share, for the three months ended September 30, 2013 as compared to net income of $1.5 million, or $0.54 per diluted share, for the three months ended September 30, 2012.

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

	Three Months Ended September 30,
	2013			2012
	Average balance	Interest	Average yld/cost	Average balance	Interest		Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$622,416	$6,947	4.43%	$527,195	$6,436		4.86%
Mortgage-backed securities	50,737	322	2.52%	55,820	453		3.23%
Investment securities(2)	86,942	814	3.71%	64,304	699		4.32%
Other interest-earning assets(3)	35,294	5	0.06%	393	—	*	—%
Total interest-earning assets	795,389	8,088	4.03%	647,712	7,588		4.66%
Noninterest-earning assets	48,405			46,168
Total assets	$843,794			$693,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$691,646	$799	0.46%	$538,637	$803		0.59%
Borrowings from the FHLB	55,358	219	1.57%	66,740	338		2.01%
Total interest-bearing liabilities	747,004	1,018	0.54%	605,377	1,141		0.75%
Noninterest-bearing liabilities	5,529			7,179
Total liabilities	752,533			612,556
Stockholders’ equity	91,261			81,324
Total liabilities and stockholders’ equity	$843,794			$693,880
Net interest income-tax equivalent basis		7,070			6,447
Interest rate spread(4)-tax equivalent basis			3.49%				3.91%
Net yield on interest-earning assets(5)-tax equivalent basis			3.53%				3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.48%				106.99%
Less: tax-equivalent interest adjustments		(185)			(193)
Net interest income		$6,885			$6,254
Interest rate spread(4)			3.40%				3.79%
Net yield on interest-earning assets(5)			3.43%				3.84%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $185,000 and $193,000 for the quarters ended September 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the three months ended September 30,
	2013 vs 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$3,379	$(2,868)	$511
Mortgage-backed securities	(38)	(93)	(131)
Investment securities (1)	642	(527)	115
Other interest-earning assets	1	4	5
Total interest-earning assets	3,984	(3,484)	500
Interest expense:
Deposits	804	(808)	(4)
Borrowings from the FHLB	(52)	(67)	(119)

Total interest-bearing liabilities	752	(875)	(123)
Net change in net interest income	$3,232	$(2,609)	$623

(1)
Tax equivalent adjustments to interest on investment securities were $185,000 and $193,000 for the quarters ended September 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $500,000, or 6.5%, to $8.1 million for the quarter ended September 30, 2013 compared with the third quarter of 2012. Interest income from loans receivable increased by $511,000, the result of a $95.2 million increase in the average balance of loans outstanding netted against the effect of a decrease in the average yield on loans of 43 basis points. The merger with Roebling resulted in the increase in the average balance of loans outstanding whereas the decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with lower yields than the existing portfolio loans that had matured or refinanced. Interest income from mortgage-backed securities was lower in the quarter ended September 30, 2013 in comparison to the same period in 2012 mainly because the yield associated with principal repayments and sales which occurred during the intervening period was higher than the yield on the remaining mortgage-backed securities as well as the low yield on the mortgage-backed securities acquired from Roebling. Interest income from investment securities increased during the third quarter of 2013 as compared with the third quarter of 2012 due to the higher outstanding average balance of agency securities acquired from Roebling as well as purchases of municipal securities during the intervening period. Offsetting the increase in balance was the effect of lower yields on the securities acquired from Roebling.

Total Interest Expense. Total interest expense decreased by $123,000 to $1.0 million, during the three-month period ended September 30, 2013 as compared with the same period in 2012. Interest expense incurred on deposits was largely unchanged between the periods. The average balance outstanding on deposits increased $153.0 million between the third quarters of 2013 and 2012 mainly as a result of the Roebling acquisition. The average interest rate paid on the Bank’s deposits was 13 basis points lower in 2013 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $119,000 in the third quarter of 2013 as compared to the same quarter of 2012. During the intervening period, the Bank decreased its average outstanding borrowings by $11.4 million and because the remaining advances had rates lower than the maturing advances, a decrease in the cost of borrowed funds of 53 basis points resulted.

Noninterest Income. Total noninterest income was $2.0 million for the third quarter of 2013 compared with $914,000 for the same period in 2012. Purchase gain associated with the acquisition of Roebling totaled $1.2 million. Fair value adjustments to mortgage servicing rights increased loan servicing income by $85,000 during the third quarter of 2013 compared to the same quarter of 2012.

Noninterest Expense. Total noninterest expense increased by $2.3 million to $6.8 million for the three months ended September 30, 2013 compared to the same period in 2012. Acquisition costs attributable to Roebling totaled $1.4 million during the third quarter of 2013 and included contract exit fees as well as technology related costs and consultant fees incurred for the system conversion of the data from Roebling to the Bank. Employee compensation increased by $474,000 in 2013, mainly the result of employee costs associated with staffing the five additional branches acquired from Roebling. In addition, stock option expense for option grants increased $80,000 in the third quarter of 2013 over the same period in 2012. Occupancy costs increased $181,000 in the third quarter of 2013 is the result of operating and maintaining the five additional branch offices acquired from Roebling.

Income Tax Expense. The Company’s effective tax rate was 8.5% for the quarter ended September 30, 2013 compared to 24.5% for the quarter ended September 30, 2012. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds, bank owned life insurance and purchase gain associated with the Roebling acquisition.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net Income. The Company recorded net income of $5.0 million, or $1.75 per diluted share, for the nine months ended September 30, 2013 as compared to net income of $3.9 million, or $1.42 per diluted share, for the nine months ended September 30, 2012.

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
	Nine Months Ended September 30,
	2013			2012
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$557,829	$18,976	4.55%	$507,521	$18,864	4.96%
Mortgage-backed securities	43,448	841	2.59%	59,776	1,556	3.48%
Investment securities(2)	73,508	2,229	4.05%	66,498	2,154	4.33%
Other interest-earning assets(3)	34,451	23	0.09%	5,676	2	0.05%
Total interest-earning assets	709,236	22,069	4.16%	639,471	22,576	4.72%
Noninterest-earning assets	46,974			48,345
Total assets	$756,210			$687,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$609,531	$2,242	0.49%	$547,700	$2,795	0.68%
Borrowings from the FHLB	54,922	693	1.69%	53,685	1,094	2.72%
Total interest-bearing liabilities	664,453	2,935	0.59%	601,385	3,889	0.86%
Noninterest-bearing liabilities	6,746			6,732
Total liabilities	671,199			608,117
Stockholders’ equity	85,011			79,699
Total liabilities and stockholders’ equity	$756,210			$687,816
Net interest income—tax equivalent basis		19,134			18,687
Interest rate spread(4)—tax equivalent basis			3.57%			3.86%
Net yield on interest-earning assets(5)—tax equivalent basis			3.61%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.74%			106.33%
Less: tax-equivalent interest adjustments		(565)			(590)
Net interest income		$18,569			$18,097
Interest rate spread(4)			3.46%			3.73%
Net yield on interest-earning assets(5)			3.50%			3.78%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $565,000 and $590,000 for the nine months ended September 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the nine months ended September 30,
	2013 vs 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,308	$(2,196)	$112
Mortgage-backed securities	(371)	(344)	(715)
Investment securities (1)	268	(193)	75
Other interest-earning assets	18	3	21
Total interest-earning assets	2,223	(2,730)	(507)
Interest expense:
Deposits	437	(990)	(553)
Borrowings from the FHLB	40	(441)	(401)

Total interest-bearing liabilities	477	(1,431)	(954)
Net change in net interest income	$1,746	$(1,299)	$447

(1)
Tax equivalent adjustments to interest on investment securities were $565,000 and $590,000 for the nine months ended September 30, 2013 and 2012, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, decreased by $507,000 or 2.2%, to $22.1 million for the nine months ended September 30, 2013 compared with the same period of 2012. Interest income from loans receivable increased by $112,000 as the result of a $50.4 million increase in the average balance of loans outstanding netted against the effect of a decrease in the average yield on loans of 40 basis points. The merger with Roebling resulted in the increase in the average balance of loans outstanding whereas the decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with lower yields than the existing portfolio loans that had matured or refinanced. Interest income from mortgage-backed securities was lower in the nine months ended September 30, 2013 in comparison to the same period in 2012 mainly because the yield associated with principal repayments and sales which occurred during the intervening period was higher than the yield on the remaining mortgage-backed securities as well as the low yield on the mortgage-backed securities acquired from Roebling. Interest income from investment securities increased during the nine months ended September 30, 2013 as compared with the same period in 2012 due to the higher outstanding average balance of agency securities acquired from Roebling as well as purchases of municipal securities during the intervening period. Offsetting the increase in balance was the effect of lower yields on the securities acquired from Roebling.

Total Interest Expense. Total interest expense decreased by $954,000 to $2.9 million during the nine-month period ended September 30, 2013 as compared with the same period in 2012. The average outstanding balance of deposits increased $61.8 million during the first nine months of 2013 as compared to the same period in 2012 mainly as a result of the Roebling acquisition. The average interest rate paid on the Bank’s deposits was 19 basis points lower in 2013 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $401,000 in the first nine months of 2013 when compared to the same period of 2012. During the intervening period, the average outstanding borrowings increased only by $1.2 million, however new advances had rates lower than the maturing advances, resulting in a decrease in the cost of borrowed funds of 103 basis points between the periods.

Noninterest Income. Total noninterest income was $5.4 million for the first nine months of 2013 compared with $2.9 million for the same period in 2012. Purchase gain associated with the acquisition of Roebling totaled $1.2 million. In addition, income from the benefits paid on the bank owned life insurance policies was $934,000 during the second quarter of 2013 due to the death of two insured individuals. Fair value adjustments to mortgage servicing rights increased loan servicing income by $349,000 during the first nine months of 2013 compared to the same time period of 2012. Gain on disposition of premises and equipment included $417,000 related to an eminent domain matter affecting a parcel of Company property, a $143,000 increase over the amount recorded in 2012 related to the same matter, which is now finalized. Offsetting these increases was a decrease in the gain on sale of loans in the secondary market of $285,000.

Noninterest Expense. Total noninterest expense increased by $2.8 million to $16.9 million for the nine months ended September 30, 2013 compared to the same period in 2012. Acquisition costs attributable to Roebling totaled $1.4 million during the third quarter of 2013 and included contract exit fees as well as technology related costs and consultant fees incurred for the system conversion of the data from Roebling to the Bank. Professional merger-related costs attributable to the acquisition of Roebling totaled $617,000 during the first nine months of 2013. Employee compensation increased by $562,000 in 2013, mainly the result of employee costs associated with staffing the five additional branches acquired from Roebling. In addition, stock option expense for option grants increased $209,000 for the nine months ended September 2013 over the same period in 2012. The occupancy costs increased $205,000 in the third quarter of 2013 is largely the result of operating and maintaining the five additional branch offices acquired from Roebling.

Income Tax Expense. The Company’s effective tax rate was 19.2% for the nine months ended September 30, 2013 compared to 23.5% for the nine months ended September 30, 2012. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds, bank owned life insurance and purchase gain associated with the Roebling acquisition offset by merger-related costs treated as nondeductible.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, and pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the nine-month period ended September 30, 2013 in the ability of the Bank and its subsidiaries to fund their operations.

At September 30, 2013, the Bank had commitments outstanding under letters of credit of $856,000, commitments to originate loans of $13.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $54.9 million. At September 30, 2013, the Bank had $3.1 million in outstanding commitments to sell loans. There has been no material change during the nine months ended September 30, 2013 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $2.5 million at September 30, 2013 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the nine-month period ended September 30, 2013.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of September 30, 2013.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $6.7 million at September 30, 2013.

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

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended September 30, 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	—	—	101,957
August 1, 2013 - August 31, 2013	1,200	$27.37	1,200	100,757
September 1, 2013 - September 30, 2013	1,405	$27.41	1,405	99,352
Quarterly total	2,605	$27.39	2,605

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document
		101.SCH	XBRL Taxonomy Extension Schema Document
		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
		101.LAB	XBRL Taxonomy Extension Label Linkbase Document
		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
		101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2013	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	November 13, 2013	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)