Form 10-K
period 2013-12-31
TF FINANCIAL CORP
filed 2014-03-26
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as quoted on the Nasdaq System on June 30, 2013, was $53.1 million (2,091,185 shares at $25.40 per share).

As of March 17, 2014 there were outstanding 3,150,244 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2013. (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

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

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL).  THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT AND OTHER LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; FAILURE TO REALIZE THE ANTICIPATED BENEFITS AS A RESULT OF OUR ACQUISITION OF ROEBLING FINANCIAL CORP, INC. AND ROEBLING BANK; THE POSSIBILITY THAT ANY REMAINING INTEGRATION OF THE BUSINESS AND OPERATIONS OF ROEBLING FINANCIAL CORP, INC. AND ROEBLING BANK WITH THE COMPANY AND THE BANK MAY BE MORE DIFFICULT AND/OR TAKE LONGER THAN ANTICIPATED AND MAY HAVE UNANTICIPATED ADVERSE RESULTS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.	Business

BUSINESS OF THE COMPANY

On July 13, 1994, the Company consummated its public offering of 5,290,000 shares of its common stock and acquired 3rd Fed Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. The Company was originally incorporated under Delaware law in March 1994 and subsequently reorganized as a Pennsylvania Corporation in May 2011. In 2011, the Bank elected to convert from a federally-regulated and chartered financial institution to a state-chartered savings bank and submitted an election to remain a savings association for purposes of holding company regulation following the conversion. The Bank received approval for this conversion from the Commonwealth of Pennsylvania on December 27, 2011. The official charter conversion became effective January 30, 2012.

The Company is a savings and loan holding company and is subject to regulation by the Pennsylvania Department of Banking and Securities (the “Department of Banking”), the Board of Governors of the Federal Reserve System (the “FRB”), and the Securities and Exchange Commission (the “SEC”). The Company does not transact any material business other than through its direct and indirect subsidiaries: 3rd Fed Bank, Teragon Financial Corporation, Penns Trail Development Corporation, and Third Delaware Corporation. At December 31, 2013, the Company had total assets of $835.7 million, total liabilities of $740.8 million and stockholders’ equity of $94.9 million.

BUSINESS OF THE BANK

The Bank is a community oriented Pennsylvania-chartered stock savings bank offering a variety of financial services to meet the needs of the communities it serves. The Bank’s deposits are insured up to the maximum amount allowable by the Federal Deposit Insurance Corporation (the “FDIC”).

As of December 31, 2013 the Bank operated eighteen branch offices in Bucks and Philadelphia counties, Pennsylvania and in Burlington, Mercer and Ocean counties, New Jersey.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds primarily to originate or purchase loans secured by first mortgages on owner-occupied, one-to four-family residences in its market area and to invest in mortgage-backed and investment securities. At December 31, 2013, one-to four-family residential mortgage loans totaled $372.3 million or 60% of the Bank’s total loan portfolio. At that same date, the Bank had approximately $46.8 million or 6% of total assets invested in mortgage-backed securities and $78.7 million or 9% of total assets in investment securities. The Bank also originates commercial real estate and multi-family, construction and consumer loans.

The Bank has two subsidiaries, Third Delaware Corporation, which was incorporated in 1998 for the purpose of holding and investing in securities for the Bank, and Teragon Financial Corporation which holds a 75% limited partnership interest in a captive title insurance agency, Third Fed Abstract, L. P. During 2007, Teragon Financial Corporation was granted approval by the Commonwealth of Pennsylvania to conduct business as an insurance agency.

Acquisition of Roebling Financial Corp, Inc.

On July 2, 2013, the Company closed on a merger transaction with Roebling Financial Corp, Inc. The acquisition is discussed in Note 3 to the Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 hereto (the “Annual Report”).

Market Area

The Bank offers a wide range of consumer and business products at its eighteen full service branch offices located in Bucks and Philadelphia counties in Pennsylvania, and Burlington, Mercer and Ocean counties in New Jersey. Five of the branch offices are located in Bucks County, the third wealthiest county in Pennsylvania. Bucks County is a growing region offering opportunity for growth for the Bank. Six branches are located in the northeast section of Philadelphia where the Bank was founded. Although Philadelphia County is experiencing population decline, the Bank’s branches in this section of Philadelphia represent a deposit stronghold. Five branches were acquired due to the acquisition of Roebling Financial Corp, Inc. Four of these branches are located in Burlington County and one branch is located in Ocean County. The acquisition of these branches provides new markets in which the Company can offer its array of products and services. The remaining two branches are in Mercer County, New Jersey, which has an expanding population and represents another growth area for the Bank.

Competition

The Bank faces varying degrees of competition from banks, thrift institutions and credit unions at its various branch locations. Stronger competition has come from local and very large regional commercial banks based in and around the Philadelphia area. Based upon the latest available data, at June 30, 2013 the Company’s share of deposits in each of the counties in which it operates was as follows:

	Market Share for	Market Share for ZIP Codes
County, State	Entire County	Including Company Branches
Philadelphia, Pennsylvania	0.53%	9.38%
Bucks, Pennsylvania	1.55%	5.39%
Mercer, New Jersey	0.64%	6.00%
Burlington , New Jersey	1.09%	11.41%
Ocean, New Jersey	0.22%	35.80%

Lending Activities

General.  The Bank’s loan portfolio composition consists primarily of adjustable-rate (“ARM”) and fixed-rate first mortgage loans secured by one-to four-family residences. The Bank also makes commercial real estate and multi-family loans, construction loans and consumer and other loans. At December 31, 2013, the Bank’s mortgage loans outstanding were $547.1 million, of which $372.3 million were secured by first mortgages on one-to four-family residential property. Of the one-to four-family residential mortgage loans outstanding at that date, 18% were ARMs and 82% were fixed-rate loans. At that same date, commercial loans secured by real estate totaled $166.0 million, and construction loans totaled $8.8 million. The construction loans are predominately floating-rate, prime-rate-based loans.

Consumer and other loans held by the Bank totaled $65.9 million or 11% of total loans outstanding at December 31, 2013, of which $64.2 million consisted of home equity and second mortgage loans. At that same date commercial business loans totaled $6.8 million or 1% of total loans.

The following table sets forth the composition of the Bank’s loan portfolio and mortgage-backed and related securities portfolios in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
Residential mortgages	$371,961	60.05%	$323,665	60.84%	$277,824	55.44%	$269,077	52.84%	$271,651	50.85%
Commercial – real estate secured	165,973	26.79%	145,454	27.34%	156,450	31.22%	163,910	32.19%	168,098	31.46%
Construction loans	8,773	1.42%	16,288	3.06%	16,336	3.26%	18,799	3.69%	29,671	5.55%
Total mortgage loans	546,707	88.26%	485,407	91.24%	450,610	89.92%	451,786	88.72%	469,420	87.86%
Consumer loans:
Home equity and second mortgage	64,202	10.37%	40,143	7.55%	44,165	8.81%	49,430	9.71%	54,811	10.26%
Other consumer	1,697	0.27%	1,835	0.34%	1,971	0.39%	2,407	0.47%	2,565	0.48%
Total consumer and other loans	65,899	10.64%	41,978	7.89%	46,136	9.20%	51,837	10.18%	57,376	10.74%
Commercial loans:
Commercial and industrial loans	6,849	1.10%	4,646	0.87%	4,414	0.88%	5,575	1.10%	7,462	1.40%
Total commercial-business loans	6,849	1.10%	4,646	0.87%	4,414	0.88%	5,575	1.10%	7,462	1.40%
Total loans	619,455	100.00%	532,031	100.00%	501,160	100.00%	509,198	100.00%	534,258	100.00%
Net of:
Deferred loan origination costs and unamortized premiums	1,288		1,611		1,065		658		609
Allowance for loan losses	(6,575)		(6,922)		(8,100)		(8,328)		(5,215)
Total loans, held for investment, net	$614,168		$526,720		$494,125		$501,528		$529,652

Loans held for sale:
Mortgage loans:
Residential mortgages	$349	100.00%	$706	100.00%	$488	100.00%	$130	100.00%	$1,082	100.00%
Total loans held for sale	$349	100.00%	$706	100.00%	$488	100.00%	$130	100.00%	$1,082	100.00%

Mortgage-backed securities held to maturity:
Federal Home Loan Mortgage Corporation (“FHLMC”)	$381	25.57%	$342	17.40%	$449	17.35%	$566	17.86%	$754	20.20%
Federal National Mortgage Association (“FNMA”)	477	32.01%	895	45.55%	1,242	47.99%	1,489	46.99%	1,698	45.49%
Government National Mortgage Association (“GNMA”)	632	42.42%	728	37.05%	897	34.66%	1,114	35.15%	1,281	34.31%
Total mortgage-backed securities held to maturity	$1,490	100.00%	$1,965	100.00%	$2,588	100.00%	$3,169	100.00%	$3,733	100.00%

Mortgage-backed securities available-for-sale:
FHLMC	$10,009	22.10%	$2,159	5.06%	$3,586	6.36%	$2,355	3.54%	$3,440	4.40%
FNMA	29,153	64.39%	30,001	70.30%	23,454	41.60%	9,734	14.64%	9,146	11.70%
GNMA	2,164	4.78%	726	1.70%	1,140	2.02%	1,637	2.46%	1,886	2.41%
Real estate investment mortgage conduit ("REMICs")	3,954	8.73%	9,788	22.94%	28,202	50.02%	52,765	79.36%	63,726	81.49%
Total mortgage-backed securities available for sale	$45,280	100.00%	$42,674	100.00%	$56,382	100.00%	$66,491	100.00%	$78,198	100.00%

Loan Maturity and Repricing Information.  The following table sets forth certain information at December 31, 2013, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their maturity date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 2013 are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due 1/1/14 -	Due 1/1/15 -	Due After
	12/31/14	12/31/18	12/31/18
	(In thousands)
Loans held for sale:
Residential mortgages	$—	$—	$349
Total loans held for sale	$—	$—	$349

Loans receivable:
Residential mortgages	$163	$4,679	$367,119
Commercial – real estate secured	7,600	14,181	144,192
Construction loans	8,773	—	—
Consumer and other	301	3,096	62,502
Commercial and industrial loans	1,914	1,336	3,599
Total loans receivable	$18,751	$23,292	$577,412

The following table sets forth the dollar amount of all loans due after December 31, 2014, which have predetermined interest rates and which have floating or adjustable interest rates. Loans which have rate adjustments after ten years are considered to have predetermined rates.

	Predetermined	Floating or
	Rates	Adjustable Rate
	(In thousands)
Loans held for sale:
Residential mortgages	$349	$—
Total loans held for sale	$349	$—

Loans receivable:
Residential mortgages	$304,142	$67,656
Commercial – real estate secured	38,880	119,493
Consumer and other	35,241	30,357
Commercial and industrial loans	2,958	1,977
Total loans receivable	$381,221	$219,483

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

The Bank offers a variety of ARM loans with terms of 30 years with interest rates that adjust at the end of six months, one, three, five, seven and ten years and adjust by a maximum of 3% to 5% per adjustment with a cap of 5% to 6% over the life of the loan.

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

The Bank sells a portion of its conforming fixed-rate mortgage loan originations in the secondary market to FNMA while retaining the servicing rights on these loans. As of December 31, 2013, the Bank’s portfolio of loans serviced for FHLMC or FNMA totaled approximately $150.8 million. The Bank also brokers a small portion of its loan closings to correspondents on a servicing released basis. However, the Bank is primarily a portfolio lender.

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

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the feasibility and cash flow potential of the project and the borrower’s creditworthiness. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be impacted to a greater extent by adverse conditions in the real estate market or the economy than residential real estate loans. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. Similarly, on commercial office buildings and hotel properties, the Bank requires minimum debt service coverage and obtains operating statements of such properties. At December 31, 2013, the five largest commercial real estate and multi-family loans totaled $25.4 million with no single loan larger than $7.6 million.

Construction and Land Acquisition Lending.  At December 31, 2013, the Bank’s construction and land acquisition loans totaled $8.8 million or 1% of the Bank’s total loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Land acquisition lending is susceptible to the risks of obtaining necessary approvals and permits, and the feasibility of the project once such approvals are obtained. At December 31, 2013, the five largest construction and land acquisition loans totaled $6.8 million with no single loan larger than $2.9 million.

Consumer and Other Loans.  The Bank also offers consumer and other loans in the form of home equity and second mortgage loans (referred to hereinafter collectively as “second mortgage loans”), automobile loans and student loans. These loans totaled $65.9 million or 11% of the Bank’s total loan portfolio at December 31, 2013. The Bank originates consumer loans through its retail banking channel and mortgage loan department.

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

The Bank offers second mortgage loans on one-to four-family residences. At December 31, 2013, second mortgage and home equity loans totaled $64.2 million, or 10% of the Bank’s total loan portfolio. Second mortgage loans are offered as fixed-rate loans for a term not to exceed 15 years or prime-rate-based floating rate loans with amortization periods up to 15 years and in some cases, an interest-only period of up to the first 60 months of the loan term. Such loans are only made on owner-occupied one-to four-family residences and are subject to a 90% combined loan to value ratio. The underwriting standards for second mortgage loans are the same as the Bank’s standards applicable to one-to four-family residential loans.

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

The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 2013, the Bank had approximately $6.8 million outstanding in commercial business loans, which represented approximately 1% of its total loan portfolio. At December 31, 2013, the five largest commercial business loans totaled $4.1 million with no single loan larger than $1.3 million.

Loan Approval Authority and Underwriting.  The Board of Directors of the Bank sets the authority to approve loans based on the amount, type of loan (i.e., secured or unsecured) and total exposure to the borrower. Where there are one or more existing loans to a borrower, the level of approval required is governed by the proposed total exposure including the new loan. The Board has approved loan authority and limits for certain of the Bank’s lending personnel and senior officers, including the president of the Bank. Individual approval authority ranges from $100,000 to $1.0 million for secured loans, and $50,000 to $100,000 for unsecured loans. Members of an in-house loan committee including five senior members of management can approve in certain combinations all loans over $1.0 million up to $2.0 million. The committee has the authority to approve secured loans up to $2.0 million and unsecured loans up to $200,000. Secured loans greater than $2.0 million through $5.0 million and unsecured loans greater than $200,000 through $3.0 million require the approval of the Loan Committee of the Board of Directors, which is composed of four members of the Board of Directors of the Bank. All loans over $5 million or loans that cause the aggregate lending relationship to exceed $5.0 million must be approved by the Bank’s Board of Directors.

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

Loans to One Borrower. Under applicable Pennsylvania and federal law, the Bank has, subject to certain exemptions, a lending limit to one borrower in an amount equal to 15% of the Bank’s capital account. In addition, the Bank may extend credit to a single borrower secured by federal and state securities and other specified collateral in an amount up to an additional 10% of its capital account. A Pennsylvania bank’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities, and general reserves for loan losses. The Bank’s maximum loan-to-one borrower limit was approximately $14.1 million as of December 31, 2013 and the Bank’s five largest aggregate lending relationships pursuant to the loans to one borrower regulations had balances ranging from $5.8 to $8.4 million.

Mortgage-Backed Securities

To supplement lending activities, the Bank invests in residential mortgage-backed securities. The majority of such securities are classified as available for sale. In addition, they serve as collateral for borrowings and, through repayments, are a source of liquidity.

The mortgage-backed securities portfolio as of December 31, 2013, consisted of pass-through certificates issued by the FHLMC ($10.4 million), FNMA ($29.6 million), GNMA ($2.8 million), and REMICs formed from pass-through certificates issued by these same agencies ($4.0 million).

At December 31, 2013, the amortized cost of mortgage-backed securities totaled $46.5 million, or 6% of total assets, and the fair value of such securities totaled approximately $47.0 million.

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

	At December 31,
	2013	2012	2011
	(In thousands)
Held to maturity:
FHLMC ARMs	$40	$5	$9
FHLMC-fixed rate	341	337	440
FNMA ARMs	21	—	—
FNMA-fixed rate	456	895	1,242
GNMA ARMs	17	—	-
GNMA-fixed rate	615	728	897
Total mortgage-backed securities held to maturity	$1,490	$1,965	$2,588
Available-for-sale:
FHLMC ARMs	$3,211	$—	$—
FHLMC-fixed rate	6,798	2,159	3,586
FNMA ARMs	4,963	—	—
FNMA-fixed rate	24,190	30,001	23,454
GNMA ARMs	1,620	—	-
GNMA-fixed rate	544	726	1,140
REMICs-fixed rate	3,954	9,788	28,202
Total mortgage-backed securities available for sale	$45,280	$42,674	$56,382

Mortgage-Backed Securities Maturity.  The following table sets forth the maturity and the weighted average coupon (“WAC”) of the Bank’s mortgage-backed securities portfolio at December 31, 2013. The table does not include estimated prepayments. Adjustable-rate mortgage-backed securities are shown as maturing based on contractual maturities.

	Held		Available
Contractually Due	to Maturity	WAC	for Sale	WAC
	(Dollars in thousands)

Less than 1 year	$—	—%	$109	4.25%
1 to 3 years	5	2.24%	77	5.23%
3 to 5 years	143	5.28%	1,301	4.38%
5 to 10 years	20	3.52%	5,807	3.60%
10 to 20 years	1,322	6.33%	23,695	3.16%
Over 20 years	—	—%	14,291	3.55%
Total mortgage-backed securities	$1,490	6.18%	$45,280	3.88%

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

Delinquent Loans.  Generally, the Bank establishes a reserve for uncollected interest on loans past due more than 90 days. These loans are included in the table of nonaccrual loans below. Loans also are placed on a nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income and the further accrual of interest ceases unless the underlying facts that prompted a nonaccrual determination are deemed to have improved significantly.

Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and real estate owned by the Bank at the dates indicated. The Bank had no loans contractually past due more than 90 days for which accrued interest has been recorded.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgages	$2,994	$2,265	$5,502	$3,618	$1,117
Commercial – real estate secured	1,861	1,149	2,711	9,594	2,506
Construction loans	3,177	4,794	4,044	4,307	4,554
Consumer and other	300	151	278	1,415	107
Commercial and industrial loans	—	—	6	44	—
Total nonaccrual loans	8,332	8,359	12,541	18,978	8,284

Real estate owned, net	5,601	7,282	11,730	7,482	1,279
Total nonperforming assets	$13,933	$15,641	$24,271	$26,460	$9,563
Total nonaccrual loans to loans	1.35%	1.56%	2.49%	3.72%	1.55%
Total nonaccrual loans to total assets	1.00%	1.17%	1.84%	2.74%	1.16%
Total nonperforming assets to total assets	1.67%	2.20%	3.56%	3.82%	1.34%

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

At December 31, 2013, the Bank was not aware of any other significant potential problem loans. “Potential problem loans” are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers’ ability to comply with present repayment terms.

At December 31, 2013, the Bank had no foreign loans and no loan concentrations exceeding 10% of total loans. “Loan concentrations” are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

Although the allowance has been determined based on loan class, the total allowance is available to absorb any and all losses from any class of the loan portfolio. At December 31, 2013, management believes that the allowance for loan losses is at an adequate level.
The following table sets forth information with respect to the allocation of the Bank’s allowance for loan losses by loan type at the dates and for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$6,922	$8,100	$8,328	$5,215	$3,855
Provision for loan losses	839	2,400	3,728	4,241	2,930
Charge-offs:
Residential mortgages	(465)	(768)	(172)	(49)	(149)
Commercial – real estate secured	(525)	(1,438)	(2,041)	(831)	(278)
Construction loans	(150)	(1,182)	(1,521)	(59)	(1,092)
Consumer and other	(85)	(116)	(237)	(53)	(88)
Commercial and industrial loans	(10)	(156)	(44)	(146)	(9)
Recoveries:
Residential mortgages	12	56	12	—	—
Construction loans	14	—	1	—	5
Consumer and other	14	4	8	9	13
Commercial and industrial loans	9	22	38	1	28
Balance at end of year	$6,575	$6,922	$8,100	$8,328	$5,215

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.70%	0.79%	0.22%	0.29%
Ratio of allowance for loan losses to nonperforming loans at the end of the period	78.91%	82.81%	64.59%	43.88%	63.00%
Ratio of allowance for loan losses to loans receivable at the end of the period	1.06%	1.30%	1.61%	1.63%	0.98%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, gross, at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$1,722	60.0%	$1,849	60.8%	$2,194	55.5%	$1,839	52.8%	$962	50.9%
Commercial – real estate secured	1,793	26.8%	2,607	27.3%	3,071	31.2%	3,099	32.2%	2,031	31.5%
Construction loans	2,208	1.4%	1,697	3.1%	1,830	3.2%	2,479	3.7%	1,736	5.5%
Consumer and other loans	264	10.7%	262	7.9%	470	9.2%	623	10.2%	317	10.7%
Commercial and industrial loans	97	1.1%	119	0.9%	138	0.9%	76	1.1%	169	1.4%
Unallocated	491	—%	388	—%	397	—%	212	—%	—	—%
Total allowance	$6,575	100.0%	$6,922	100.0%	$8,100	100.0%	$8,328	100.0%	$5,215	100.0%

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

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Interest-earning deposits	$41,092	$41,092	$26,440	$26,440	$10,430	$10,430

Securities available for sale:
U.S. government and agency obligations	$18,572	$18,063	$—	$—	$2,995	$3,030
State and political subdivisions	60,159	60,669	55,254	59,610	51,287	55,091
Total	$78,731	$78,732	$55,254	$59,610	$54,282	$58,121

Investment Portfolio Maturities

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Bank’s investment securities portfolio, exclusive of interest-earning deposits, at December 31, 2013. Yields on tax exempt obligations have been computed on a tax equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)
U.S. government and agency obligations	$—	—%	$6,032	1.17%	$12,540	1.70%	$—	—%	$18,572	1.53%	$18,063
State and political subdivisions	$1,645	4.87%	$10,634	4.95%	$26,968	4.35%	$20,912	5.23%	$60,159	4.78%	$60,669
Total	$1,645	4.87%	$16,666	3.58%	$39,508	3.51%	$20,912	5.23%	$78,731	4.01%	$78,732

Sources of Funds

General.  Deposits, borrowings, loan repayments and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, noninterest-bearing checking, NOW checking, money market, and certificate accounts. Of the deposit accounts, $48.0 million or 7% consist of IRA, Keogh or SEP retirement accounts at December 31, 2013.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank’s deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has historically maintained a high level of core deposits consisting of regular savings, money market, noninterest-bearing checking, and NOW checking, which has contributed to a low cost-of-funds. At December 31, 2013, core deposits amounted to 72% of total deposits.

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

	At December 31,
	2013			2012			2011
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Transaction Accounts:
Interest-bearing checking accounts	$114,184	16.70%	0.28%	$76,370	13.63%	0.23%	$65,677	11.91%	0.34%
Money market accounts	180,215	26.35%	0.46%	153,827	27.45%	0.51%	155,010	28.12%	0.62%
Noninterest-bearing checking accounts	68,133	9.96%	—	52,433	9.36%	—	43,910	7.96%	—
Total transaction accounts	362,532	53.01%	0.32%	282,630	50.44%	0.34%	264,597	47.99%	0.45%
Passbook accounts	130,878	19.14%	0.22%	106,268	18.97%	0.23%	105,617	19.16%	0.39%
Certificates of deposit	190,492	27.85%	1.03%	171,417	30.59%	1.06%	181,074	32.85%	1.56%
Total deposits	$683,902	100.00%	0.50%	$560,315	100.00%	0.54%	$551,288	100.00%	0.79%

At December 31, 2013, the Bank had outstanding certificates of deposit in amounts of $100,000 or more maturing as follows:

Maturing Period	Amount
(In thousands)
Three months or less	$9,592
Over three through six months	10,043
Over six through twelve months	11,587
Over twelve months	16,646
Total	$47,868

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

	At December 31,
	2013	2012	2011
	(Dollars in thousands)

FHLB advances	$49,605	$60,656	$46,908

Weighted average interest rate	1.59%	1.88%	3.37%

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance of FHLB advances	$60,656	$83,238	$65,001
Weighted average balance of FHLB advances	53,747	56,837	55,274
Weighted average interest rate of FHLB advances	1.68%	2.47%	3.52%

Subsidiary Activity

At December 31, 2013, the Bank had two wholly-owned operating subsidiaries, Third Delaware Corporation and Teragon Financial Corporation. Third Delaware Corporation was formed in 1998 for the purpose of investing in securities. At December 31, 2013, the Bank had $257.5 million invested in Third Delaware Corporation. During 2004, Teragon Financial Corporation (“Teragon”) invested $7,500 in a limited partnership entitled Third Fed Abstract, L. P., whose purpose is to operate a title insurance agency, primarily to capture certain title insurance premiums generated by the Bank’s lending activities. At December 31, 2013 the Bank had an investment of $223,000 in Teragon. During 2007, Teragon was granted approval by the state of Pennsylvania to conduct business as an insurance agency, and during 2013, Teragon received $18,000 of insurance commissions.

Personnel

As of December 31, 2013, the Company had 184 full-time and 19 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

REGULATION

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Financial Reform Legislation.  On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act has and will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years, some of which have been made, and the effect of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process.

Some of the provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs. The specific impact of the Dodd-Frank Act on our current activities or new financial activities will be considered in the future, and our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

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

The Banking Code also provides state-chartered savings banks with all the powers enjoyed by the federal savings institutions, subject to regulation by the Department of Banking.  The Federal Deposit Insurance Corporation Act, however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments that not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund ("DIF") and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the Federal Deposit Insurance Corporation Act.

Insurance of Deposit Accounts.  The Bank’s deposits are insured by the DIF of the FDIC. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for noninterest-bearing transaction accounts until December 31, 2013. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.

In May 2009, the FDIC imposed a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution could not exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount was used to offset future FDIC premiums beginning with the March 2010 payment through the June 2013 payment. The remaining unexhausted prepayment was refunded to the Company in June 2013.

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

Regulatory Capital Requirements.  The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. The FDIC’s capital regulations require banks to meet two capital standards:

(1) a leverage capital requirement of Tier 1 capital equal to at least 4.0% of total adjusted assets; (2) a risk-based capital requirement of qualifying total capital equal to at least 8.0% of total risk-weighted assets. In addition, the FDIC’s prompt corrective action regulation provides that a bank that has less than the minimum leverage capital requirement will be deemed to be “undercapitalized” and will be subject to various capital plan and activities restriction requirements. The prompt corrective action regulation also provides that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

The Bank is also subject to minimum capital requirements imposed by the Department of Banking on Pennsylvania-chartered depository institutions. Under the Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4.0%. In addition, the Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution based on the institution’s substandard performance in any of a number of areas.

At December 31, 2013, the Bank was in compliance with all of its regulatory capital requirements.

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

Qualified Thrift Lender Test.  The Home Owners’ Loan Act (“HOLA”), as amended, requires subsidiary institutions of savings and loan holding companies to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, the Company will continue its status as a grandfathered unitary savings and loan holding company. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test requires an institution to be in compliance nine out of every twelve months. As of December 31, 2013, the Bank was in compliance with its QTL requirement with 71.0% of its assets invested in QTIs.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Pittsburgh, one of twelve regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount equal to 4.00% of its advances outstanding from the FHLB plus 0.35% of its member asset value (“MAV”). The FHLB determines the Bank’s MAV by assigning a borrowing factor to the Bank’s investment in loans and securities. At December 31, 2013, the Bank was in compliance with this requirement with a MAV of $394.3 million and $3.4 million in FHLB stock.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2013, no reserves were required to be maintained on the first $12.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $79.5 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Savings associations have authority to borrow from the Federal Reserve Bank “discount window.”

Recent Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements will apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size. The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015. The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules would require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt. The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a

10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted. Savings associations will continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings. The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages. Instead, the amended regulations will continue to follow the previous capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans will have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is located and conducts its business at 3 Penns Trail, Newtown, Pennsylvania. At December 31, 2013, the Bank operated from its administrative offices and eighteen branch offices located in Philadelphia and Bucks Counties, Pennsylvania and Mercer County, New Jersey. The Bank also owns one parcel of land and a building behind its Doylestown branch office. The parcel is available to be leased to a third-party. The net book value of the land and building was $17,026. In addition, a subsidiary of the Company, Penns Trail Development Corporation, owns investment property with a book value of $687,000.

The following table sets forth certain information regarding the Bank’s operating properties:

Location	Leased or Owned
ADMINISTRATIVE OFFICE
Newtown Office	Owned
3 Penns Trail
Newtown, PA 18940

BRANCH AND LOAN OFFICES
Frankford Office	Leased
4625 Frankford Avenue
Philadelphia, PA 19124

Ewing Office	Owned
2075 Pennington Road
Ewing, NJ 08618

Hamilton Office	Owned
1850 Route 33
Hamilton Square, NJ 08690

Fishtown Office	Owned
York & Memphis Streets
Philadelphia, PA 19125

Cross Keys Office	Owned
834 North Easton Road
Doylestown, PA 18902

Bridesburg Office	Owned
Orthodox & Almond Streets
Philadelphia, PA 19137

New Britain Office	Leased
600 Town Center
New Britain, PA 18901

Newtown Office	Leased
950 Newtown Yardley Road
Newtown, PA 18940

Mayfair Office	Owned
Roosevelt Blvd. at Unruh
Philadelphia, PA 19149

Doylestown Office	Owned
60 North Main Street
Doylestown, PA 18901

Feasterville Office	Leased
1201 Buck Road
Feasterville, PA 19053

Woodhaven Office	Leased
12051 Knights Road
Philadelphia, PA 19154

Girard Office	Leased
136 West Girard Avenue
Philadelphia, PA 19123

Village Office	Owned
34 Main Street
Roebling, NJ 08554

Florence Office	Owned
Route 130 & Delaware Avenue
Roebling, NJ 08554

Westampton Office	Leased
1934 Route 541
Westampton, NJ 08060

Delran Office	Owned
3104 Bridgeboro Road
Delran, NJ 08075

New Egypt Office	Owned
8 Jacobstown Road
New Egypt, NJ 08533

PROCESSING OPERATIONS
Operations Center	Owned
62-66 Walker Lane
Newtown, PA 18940

Operations Center	Owned
70 Walker Lane
Newtown, PA 18940

Operations Center	Leased
98 Walker Lane
Newtown, PA 18940

Item 3.	Legal Proceedings

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

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the section captioned “Corporate Profile and Related Information —Stock Market Information,” “—Dividend Policy” and “—Stock Price and Dividend History” in the Registrant’s 2013 Annual Report to Stockholders and is incorporated herein by reference.

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended December 31, 2013:

Month			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plan or	the Plans or
	Shares Purchased	Paid per Share	Program	Programs
October 1, 2013 - October 31, 2013	—	—	—	99,352

November 1, 2013 - November 30, 2013	—	—	—	99,352

December 1, 2013 - December 31, 2013	—	—	—	99,352

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2013 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2013 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of TF Financial Corporation and its subsidiaries included in the Registrant’s 2013 Annual Report to Stockholders are incorporated herein by reference.

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

(b)	Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is included in the Registrant’s 2013 Annual Report to Stockholders and is incorporated herein by reference. Neither this Annual Report on Form 10-K nor the Annual Report to Stockholders includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

The information contained under the sections captioned “Proposal I — Election of Directors — General Information and the Nominees; Security Ownership of Management” and “— Biographical Information”, “—Meetings and Committees of the Board of Directors”, “—Director Nomination Process” ,and “Additional Information About Directors and Executive Officers —Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2013 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	254,144	$23.71	71,500
Equity compensation plans not approved by shareholders	—	—	—
Total	254,144	$23.71	71,500

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The following financial statements and the reports of the independent auditor of the Company included in the Company’s 2013 Annual Report to Stockholders are incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income For the Years Ended December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

(2)	All other schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)           The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger, dated December 28, 2012, by and among TF Financial Corporation, 3rd Fed Bank, Roebling Financial Corp, Inc. and Roebling Bank (1)
3.1	Amended and Restated Articles of Incorporation of TF Financial Corporation (2)
3.2	Bylaws of TF Financial Corporation (3)
4.0	Stock Certificate of TF Financial Corporation (4)
10.1	Third Federal Savings and Loan Association Management Stock Bonus Plan (4)
10.2	Severance Agreement with Kent C. Lufkin (5)
10.3	Severance Agreement with Dennis R. Stewart (7)
10.4	TF Financial Corporation 1997 Stock Option Plan (8)
10.5	Severance Agreement with Robert N. Dusek (9)
10.6	TF Financial Corporation Incentive Compensation Plan (10)
10.7	TF Financial Corporation 2005 Stock-Based Incentive Plan (11)
10.8	Severance Agreement with Elizabeth Kaspern (12)
10.9	TF Financial Corporation Stock Repurchase Plan (13)
10.10	TF Financial Corporation 2011 Directors Stock Compensation Plan (14)
10.11	TF Financial Corporation 2012 Stock Option Plan (3)
10.12
Agreement by and among TF Financial Corporation, Dennis Pollack, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, Broad Park Investors, LLC, CBPS, LLC, LSBK06-08, LLC, Seidman and Associates, LLC, Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP (15)

10.13
Amendment No. 1 to Agreement by and among TF Financial Corporation, Dennis Pollack, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, Broad Park Investors, LLC, CBPS, LLC, LSBK06-08, LLC, Seidman and Associates, LLC, Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP (16)

10.14
Amendment No. 2 to Agreement by and among TF Financial Corporation, Dennis Pollack, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, Broad Park Investors, LLC, CBPS, LLC, LSBK06-08, LLC, Seidman and Associates, LLC, Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP (17)

13.0	2013 Annual Report to Stockholders
21.0	Subsidiary Information
23.0	Consent of Independent Registered Public Accounting Firm-S.R. Snodgrass, P.C.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

(1)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2012.

(2)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2011.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(4)	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, File No. 33-76960.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on February 21, 2013.

(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

(11)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 20, 2005.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

(14)	Incorporated herein by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 29, 2011.

(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2011.

(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2012.

(17)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TF FINANCIAL CORPORATION

Dated: March 26, 2014	By:	/s/ Kent C. Lufkin
Kent C. Lufkin
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2014.

By:	/s/ Kent C. Lufkin	By:	/s/ Dennis R. Stewart
	Kent C. Lufkin		Dennis R. Stewart
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ Robert N. Dusek	By:	/s/ Carl F. Gregory
	Robert N. Dusek		Carl F. Gregory
	Chairman of the Board		Director

By:	/s/ H. Donald Perkins, Jr.	By:	/s/ Dennis Pollack
	H. Donald Perkins, Jr.		Dennis Pollack
	Director		Director

By:	/s/ Joseph F. Slabinski, III	By:	/s/ Kenneth A. Swanstrom
	Joseph F. Slabinski, III		Kenneth A. Swanstrom
	Director		Director

By:	/s/ Albert M. Tantala, Sr.	By:	/s/ James B. Wood
	Albert M. Tantala, Sr.		James B. Wood
	Director		Director