Form 10-Q
period 2014-03-31
TF FINANCIAL CORP
filed 2014-05-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: May 14, 2014

Class	Outstanding
$.10 par value common stock	3,151,562 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At
	March 31, 2014	December 31, 2013
	(in thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$60,175	$45,310
Investment securities
Available for sale	128,891	124,012
Held to maturity (fair value of $1,577 and $1,680 as of March 31, 2014 and December 31, 2013, respectively)	1,401	1,490
Loans receivable, net	603,656	614,168
Loans receivable, held for sale	1,319	349
Federal Home Loan Bank ("FHLB") stock — at cost	3,314	3,370
Accrued interest receivable	2,571	2,520
Premises and equipment, net	8,510	8,616
Goodwill	4,324	4,324
Core deposit intangible	478	503
Bank owned life insurance	18,717	18,586
Other assets	12,660	12,441
TOTAL ASSETS	$846,016	$835,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$692,210	$683,902
Advances from the FHLB	48,311	49,605
Advances from borrowers for taxes and insurance	2,609	3,228
Accrued interest payable	713	671
Other liabilities	5,215	3,408
Total liabilities	749,058	740,814

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at March 31, 2014 and December 31, 2013, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 3,150,244 and 3,149,239 shares outstanding at March 31, 2014 and December 31, 2013, respectively, net of shares in treasury of 2,139,756 and 2,140,761, respectively.	529	529
Additional paid-in capital	56,361	56,197
Unearned ESOP shares	(815)	(846)
Treasury stock — at cost	(44,481)	(44,502)
Retained earnings	85,689	84,675
Accumulated other comprehensive loss	(325)	(1,178)
Total stockholders’ equity	96,958	94,875
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$846,016	$835,689

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(dollars in thousands, except per share data)

Interest income
Loans, including fees	$6,677	$6,066
Investment securities
Fully taxable	502	369
Exempt from federal taxes	417	418
Interest-bearing deposits and other	3	4
TOTAL INTEREST INCOME	7,599	6,857
Interest expense
Deposits	766	731
Borrowings	193	248
TOTAL INTEREST EXPENSE	959	979
NET INTEREST INCOME	6,640	5,878
Provision for loan losses	—	439
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,640	5,439
Noninterest income
Service fees, charges and other operating income	516	527
Bank owned life insurance	131	143
Gain on sale of loans	74	305
Gain on sale of investment securities	1	—
Gain on disposition of premises and equipment	—	420
TOTAL NONINTEREST INCOME	722	1,395
Noninterest expense
Compensation and benefits	3,383	2,817
Occupancy and equipment	907	697
Federal deposit insurance premiums	134	110
Professional fees	305	288
Merger-related costs	—	320
Marketing and advertising	144	39
Foreclosed real estate expense	13	224
Core deposit intangible amortization	25	—
Other operating	579	535
TOTAL NONINTEREST EXPENSE	5,490	5,030
INCOME BEFORE INCOME TAXES	1,872	1,804
Income tax expense	491	581
NET INCOME	$1,381	$1,223

Earnings per share—basic	$0.45	$0.45
Earnings per share—diluted	$0.45	$0.45
Dividends paid per share	$0.12	$0.05
Weighted average shares outstanding:
Basic	3,061,790	2,738,375
Diluted	3,080,659	2,741,889

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)

Net income	$1,381	$1,223
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	1,231	(1,273)
Tax effect	(419)	433
Reclassification adjustment for gains realized in net income	(1)	—
Tax effect	—	—
Net of tax amount	811	(840)

Pension plan benefit adjustment:
Related to actuarial losses	62	66
Tax effect	(20)	(23)
Net of tax amount	42	43
Total other comprehensive income (loss)	853	(797)
Comprehensive income	$2,234	$426

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,381	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	64	23
Premiums and discounts on investment securities, net	72	69
Premiums and discounts on mortgage-backed securities, net	101	114
Accretion of premiums on certificates of deposits	(65)	—
Deferred loan origination costs, net	44	67
Provision for loan losses	—	439
Amortization of core deposit intangible	25	—
Depreciation of premises and equipment	166	167
Increase in value of bank owned life insurance	(131)	(143)
Stock-based compensation	215	174
Proceeds from sale of loans originated for sale	3,519	11,860
Origination of loans held for sale	(4,454)	(11,680)
Loss on foreclosed real estate	—	178
Gain on:
Sale of loans	(74)	(305)
Sale of investment securities	(1)	—
Disposition of premises and equipment	—	(420)
(Increase) decrease in:
Accrued interest receivable	(51)	5
Other assets	325	267
Increase (decrease) in:
Accrued interest payable	42	67
Other liabilities	1,368	(236)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,546	1,869

INVESTING ACTIVITIES
Loan originations	(9,531)	(29,085)
Loan principal payments	19,437	34,343
Proceeds from sale of foreclosed real estate	55	34
Proceeds from disposition of premises and equipment	—	417
Proceeds from maturities of investment securities available for sale	2,115	1,945
Proceeds from sale of investment securities available for sale	1,921	—
Principal repayments on mortgage-backed securities held to maturity	89	87
Principal repayments on mortgage-backed securities available for sale	2,375	5,879
Purchase of investment securities available for sale	(1,135)	(2,792)
Purchase of mortgage-backed securities available for sale	(9,096)	—
Purchase of premises and equipment	(60)	(85)
Redemption of FHLB stock	56	798
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,226	11,541

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	8,373	11,015
Repayment of long-term FHLB borrowings	(1,294)	(6,505)
Net decrease in advances from borrowers for taxes and insurance	(619)	(230)
Common stock dividends paid	(367)	(137)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,093	4,143
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,865	17,553
Cash and cash equivalents at beginning of period	45,310	31,137
Cash and cash equivalents at end of period	$60,175	$48,690
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$982	$912
Income taxes	$750	$250
Noncash transactions:
Capitalization of mortgage servicing rights	$39	$120
Transfers from loans to foreclosed real estate	$562	$100

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2014 (unaudited) and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”) and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Roebling for a total purchase price of approximately $14.9 million.  As a result of the acquisition, the Company issued 306,873 common shares to former shareholders of Roebling.  Roebling was merged with and into the Company, and Roebling Bank was merged with and into the Bank.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made certain estimates and exercised judgment in accounting for the acquisition. The following condensed statement reflects the values assigned to Roebling’s net assets as of the acquisition date:

	At July 2, 2013
	(in thousands)

Total purchase price		$14,926

Net assets acquired:
Cash	$4,081
Investment securities	37,339
Loans receivable	102,026
Premises and equipment	2,154
Core deposit intangible	553
Other assets	2,531
Time deposits	(49,061)
Deposits other than time deposits	(78,689)
Other liabilities	(4,888)
		16,046
Purchase gain on acquisition		$1,120

NOTE 5 — EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended March 31, 2014
		Weighted
		average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common stockholders	$1,381	3,061,790	$0.45
Effect of dilutive securities
Stock options and grants	—	18,869	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,381	3,080,659	$0.45

There were 71,500 options to purchase shares of common stock with an exercise price of $30.03 per share which were outstanding during the three months ended March 31, 2014 that were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity in accumulated other comprehensive (loss) income for the three months ended March 31, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive (Loss) Income (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2013	$176	$(1,354)	$(1,178)
Other comprehensive income before reclassifications	812	—	812
Amounts reclassified from accumulated other comprehensive income	(1)	42	41
Period change	811	42	853
Balance at March 31, 2014	$987	$(1,312)	$(325)

Balance at December 31, 2012	$3,805	$(2,835)	$970
Other comprehensive loss before reclassifications	(840)	—	(840)
Amounts reclassified from accumulated other comprehensive income	—	43	43
Period change	(840)	43	(797)
Balance at March 31, 2013	$2,965	$(2,792)	$173

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate approximating 34%.
(2)	Amounts in parenthesis indicate debits.

	Amount reclassified from accumulated other comprehensive income (loss) For the three months ended March 31, (1)		Affected line item in the consolidated statements of net income
	2014	2013
	(in thousands)
Investment securities available for sale
Net securities gains reclassified into earnings	$(1)	$—	Gain on sale of investment securities
Related income tax expense	—	—	Income tax expense
Net effect on accumulated other income (loss) for the period	(1)	—	Net of tax
Defined benefit pension plan (2)
Amortization of net actuarial loss and prior service cost	62	66	Compensation and benefits
Related income tax expense	(20)	(23)	Income tax expense
Net effect on accumulated other comprehensive income (loss) for the period	42	43
Total reclassification for the period	$41	$43	Net income

(1)	Amounts in parenthesis indicate debits.
(2)	Included in the computation of net periodic pension cost. See Note 11 – Employee Benefit Plans for additional detail.

NOTE 7 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$16,666	$15	$(294)	$16,387
State and political subdivisions	59,093	1,840	(522)	60,411
Residential mortgage-backed securities issued by quasi-governmental agencies	51,636	614	(157)	52,093
Total investment securities available for sale	127,395	2,469	(973)	128,891

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,401	176	—	1,577
Total investment securities	$128,796	$2,645	$(973)	$130,468

	At December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$18,572	$4	$(513)	$18,063
State and political subdivisions	60,159	1,526	(1,016)	60,669
Residential mortgage-backed securities issued by quasi-governmental agencies	45,015	540	(275)	45,280
Total investment securities available for sale	123,746	2,070	(1,804)	124,012

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,490	191	(1)	1,680
Total investment securities	$125,236	$2,261	$(1,805)	$125,692

Gross realized gains were $5,000 from the sale proceeds of investment securities available for sale of $1.0 million for the quarter ended March 31, 2014. Gross realized losses were $4,000 from the sale proceeds of investment securities available for sale of $1.0 million for the quarter ended March 31, 2014. There were no sales of investment securities during the three months ended March 31, 2013.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At March 31, 2014
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(in thousands)
Investment securities
Due in one year or less	$2,042	$2,051	$—	$—
Due after one year through five years	16,235	16,528	—	—
Due after five years through ten years	37,674	37,784	—	—
Due after ten years	19,808	20,435	—	—
	75,759	76,798	—	—

Mortgage-backed securities	51,636	52,093	1,401	1,577
Total investment and mortgage-backed securities	$127,395	$128,891	$1,401	$1,577

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government and federal agencies	8	$12,445	$(294)	$—	$—	$12,445	$(294)
State and political subdivisions	9	6,970	(241)	4,325	(281)	11,295	(522)
Residential mortgage-backed securities issued by quasi-governmental agencies	53	25,759	(157)	—	—	25,759	(157)
Total temporarily impaired securities	70	$45,174	$(692)	$4,325	$(281)	$49,499	$(973)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government and federal agencies	13	$17,028	$(513)	$—	$—	$17,028	$(513)
State and political subdivisions	24	19,646	(1,016)	—	—	19,646	(1,016)
Residential mortgage-backed securities issued by quasi-governmental agencies	65	24,508	(276)	—	—	24,508	(276)
Total temporarily impaired securities	102	$61,182	$(1,805)	$—	$—	$61,182	$(1,805)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at March 31, 2014 and December 31, 2013, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive loss.

NOTE 8 — LOANS RECEIVABLE

Loans receivable are summarized as follows:
	At
	March 31, 2014	December 31, 2013
	(in thousands)
Held for investment:
Residential
Residential mortgages	$360,992	$371,961

Commercial
Real estate-commercial	122,294	129,345
Real estate-residential	24,123	20,005
Real estate-multi-family	18,197	16,623
Construction loans	6,915	8,773
Commercial and industrial loans	7,630	6,849
Total commercial loans	179,159	181,595

Consumer
Home equity and second mortgage	64,654	64,202
Other consumer	1,595	1,697
Total consumer loans	66,249	65,899

Total loans	606,400	619,455
Net deferred loan origination costs and unamortized premiums	1,318	1,288
Less allowance for loan losses	(4,062)	(6,575)
Total loans receivable	$603,656	$614,168

Held for sale:
Residential
Residential mortgages	$1,319	$349

The following table presents the composition of the commercial loan portfolio by credit quality indicators:

	At March 31, 2014
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$110,425	$2,955	$8,914	$—	$122,294
Real estate-residential	22,033	483	1,607	—	24,123
Real estate-multi-family	14,702	—	3,495	—	18,197
Construction loans	6,682	—	233	—	6,915
Commercial and industrial loans	7,600	30	—	—	7,630
Total	$161,442	$3,468	$14,249	$—	$179,159

	At December 31, 2013
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$113,260	$7,142	$8,943	$—	$129,345
Real estate-residential	17,182	487	2,336	—	20,005
Real estate-multi-family	13,114	—	3,509	—	16,623
Construction loans	5,596	—	3,177	—	8,773
Commercial and industrial loans	6,817	32	—	—	6,849
Total	$155,969	$7,661	$17,965	$—	$181,595

In order to assess and monitor the credit risk associated with commercial loans, the Company employs a risk rating methodology whereby each commercial loan is initially assigned a risk grade. At least annually, all risk ratings are reviewed in light of information received such as tax returns, rent rolls, cash flow statements, appraisals, and any other information which may affect the then-current risk rating, which is adjusted upward or downward as needed. At the end of each quarter the risk ratings are summarized and become a component of the evaluation of the allowance for loan losses. The Company’s risk rating definitions mirror those promulgated by banking regulators and are as follows:

Pass: A good quality loan that is characterized by satisfactory liquidity; reasonable debt capacity and coverage; acceptable management in all critical positions and normal operating results for its peer group. The Company has grades 1 through 6 within the Pass category which reflect the increasing amount of attention paid to the individual loan because of, among other things, trends in debt service coverage, management weaknesses, or collateral values.

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

The following table presents the composition of the residential mortgage and consumer loan portfolios by credit quality indicators:

	At March 31, 2014
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$359,977	$1,015	$360,992
Home equity and second mortgage	64,455	199	64,654
Other consumer	1,595	—	1,595
Total	$426,027	$1,214	$427,241

	At December 31, 2013
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$368,967	$2,994	$371,961
Home equity and second mortgage	63,902	300	64,202
Other consumer	1,697	—	1,697
Total	$434,566	$3,294	$437,860

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

The following table presents by class nonperforming loans including impaired loans and loan balances 90 days or more past due for which the accrual of interest has been discontinued:
	At
	March 31, 2014	December 31, 2013
	(in thousands)
Residential
Residential mortgages	$1,015	$2,994
Commercial
Real estate-commercial	897	774
Real estate-residential	682	896
Real estate-multi-family	191	191
Construction loans	233	3,177
Commercial and industrial loans	—	—
Consumer
Home equity and second mortgage	199	300
Other consumer	—	—
Total nonperforming loans	$3,217	$8,332

The following tables present loans individually evaluated for impairment by class:

	At March 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,127	$1,127	$127	$1,131	$—
Commercial
Real estate-residential	498	498	46	791	—
Construction loans	233	233	21	1,705	—
	1,858	1,858	194	3,627	—
With no allowance recorded:
Residential
Residential mortgages	22	33	—	603	—
Commercial
Real estate-commercial	897	897	—	835	—
Real estate-residential	184	322	—	184	—
Real estate-multifamily	191	372	—	191	—
Consumer
Home equity and second mortgage	16	16	—	39	—
	1,310	1,640	—	1,852	—
Total	$3,168	$3,498	$194	$5,479	$—

	At December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,135	$1,135	$128	$1,620	$—
Commercial
Real estate-commercial	—	—	—	109	—
Real estate-residential	712	712	77	211	—
Construction loans	3,177	3,375	2,021	3,701	—
	5,024	5,222	2,226	5,641	—
With no allowance recorded:
Residential
Residential mortgages	1,184	1,184	—	241	—
Commercial
Real estate-commercial	774	774	—	607	—
Real estate-residential	184	321	—	108	—
Real estate-multi-family	191	372	—	77	—
Consumer
Home equity and second mortgage	47	81	—	7	—
	2,380	2,732	—	1,040	—
Total	$7,404	$7,954	$2,226	$6,681	$—

The following tables present the contractual aging of delinquent loans by class:

	At March 31, 2014
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$359,724	$173	$80	$1,015	$1,268	$360,992	$—
Commercial
Real estate-commercial	121,397	—	131	766	897	122,294	—
Real estate-residential	23,441	—	—	682	682	24,123	—
Real estate-multi-family	18,006	—	—	191	191	18,197	—
Construction loans	6,682	—	—	233	233	6,915	—
Commercial and industrial loans	7,630	—	—	—	—	7,630	—
Consumer
Home equity and second mortgage	64,314	105	36	199	340	64,654	—
Other consumer	1,595	—	—	—	—	1,595	—
Total	$602,789	$278	$247	$3,086	$3,611	$606,400	$—

	At December 31, 2013
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$369,271	$111	$—	$2,579	$2,690	$371,961	$—
Commercial
Real estate-commercial	127,786	785	—	774	1,559	129,345	—
Real estate-residential	18,589	180	340	896	1,416	20,005	—
Real estate-multi-family	16,432	—	—	191	191	16,623	—
Construction loans	5,596	—	—	3,177	3,177	8,773	—
Commercial and industrial loans	6,849	—	—	—	—	6,849	—
Consumer
Home equity and second mortgage	63,543	355	4	300	659	64,202	—
Other consumer	1,686	7	4	—	11	1,697	—
Total	$609,752	$1,438	$348	$7,917	$9,703	$619,455	$—

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 is summarized as follows:

	Balance January 1, 2014	Provision	Charge-offs	Recoveries	Balance March 31, 2014
	(in thousands)
Residential
Residential mortgages	$1,722	$60	$(169)	$1	$1,614
Commercial
Real estate-commercial	1,220	(270)	—	—	950
Real estate-residential	437	82	(107)	—	412
Real estate-multi-family	136	1	—	—	137
Construction loans	2,208	326	(2,179)	—	355
Commercial and industrial loans	97	3	—	1	101
Consumer
Home equity and second mortgage	214	60	(47)	—	227
Other consumer	50	(3)	(14)	1	34
Unallocated	491	(259)	—	—	232
Total	$6,575	$—	$(2,516)	$3	$4,062

	Balance January 1, 2013	Provision	Charge-offs	Recoveries	Balance March 31, 2013
	(in thousands)
Residential
Residential mortgages	$1,849	$49	$(98)	$—	$1,800
Commercial
Real estate-commercial	1,754	(8)	(435)	—	1,311
Real estate-residential	608	52	(59)	—	601
Real estate-multi-family	245	(8)	—	—	237
Construction loans	1,697	297	(111)	11	1,894
Commercial and industrial loans	119	3	—	3	125
Consumer
Home equity and second mortgage	251	(33)	(15)	8	211
Other consumer	11	3	(3)	—	11
Unallocated	388	84	—	—	472
Total	$6,922	$439	$(721)	$22	$6,662

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

There were no new loan modifications deemed TDRs during the three months ended March 31, 2014 and 2013. Additionally, there were no loans previously identified as TDRs which defaulted on the modified terms during the three months ended March 31, 2014 and 2013.

In 2013, the Company acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable that all contractually required payments would not be collected. The following table presents information regarding the outstanding principal balance and related carrying amount:

	At March 31, 2014	At December 31, 2013
	(in thousands)
Outstanding principal balance	$ 743	$808
Carrying amount	413	444

The table below presents changes in the amortizable yield for purchased credit-impaired loans as follows for the three months ended March 31, 2014:

At March 31, 2014
(in thousands)
Balance at beginning of period	$154
Acquisition of impaired loans	—
Accretion	(12)
Balance at end of period	$142

There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2014 and December 31, 2013.

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of March 31, 2014. Acquired loans were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

	Evaluated for impairment
Allowance for loan losses	Loans acquired without credit deterioration	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$—	$—	$127	$1,487	$1,614
Commercial
Real estate-commercial	—	—	—	950	950
Real estate-residential	—	—	46	366	412
Real estate-multi-family	—	—	—	137	137
Construction loans	—	—	21	334	355
Commercial and industrial loans	—	—	—	101	101
Consumer
Home equity and second mortgage	—	—	—	227	227
Other consumer	—	—	—	34	34
Unallocated	—	—	—	232	232
Total	$—	$—	$194	$3,868	$4,062

	Evaluated for impairment
Loans receivable	Loans acquired without credit deterioration	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$49,198	$22	$1,127	$310,645	$360,992
Commercial
Real estate-commercial	12,229	—	897	109,168	122,294
Real estate-residential	4,913	184	498	18,528	24,123
Real estate-multi-family	1,092	191	—	16,914	18,197
Construction loans	—	—	233	6,682	6,915
Commercial and industrial loans	258	—	—	7,372	7,630
Consumer
Home equity and second mortgage	23,706	16	—	40,932	64,654
Other consumer	114	—	—	1,481	1,595
Total	$91,510	$413	$2,755	$511,722	$606,400

The following tables present the ending balance of the allowance for loan losses and ending loan balance by portfolio and by class based on impairment method as of December 31, 2013. Acquired loans were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

	Evaluated for impairment
Allowance for loan losses	Loans acquired without credit deterioration	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$—	$—	$128	$1,594	$1,722
Commercial
Real estate-commercial	—	—	—	1,220	1,220
Real estate-residential	—	—	77	360	437
Real estate-multi-family	—	—	—	136	136
Construction loans	—	—	2,021	187	2,208
Commercial and industrial loans	—	—	—	97	97
Consumer
Home equity and second mortgage	—	—	—	214	214
Other consumer	—	—	—	50	50
Unallocated	—	—	—	491	491
Total	$—	$—	$2,226	$4,349	$6,575

	Evaluated for impairment
Loans receivable	Loans acquired without credit deterioration	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$50,985	$22	$2,297	$318,657	$371,961
Commercial
Real estate-commercial	12,787	—	774	115,784	129,345
Real estate-residential	4,913	184	712	14,196	20,005
Real estate-multi-family	1,116	191	—	15,316	16,623
Construction loans	—	—	3,177	5,596	8,773
Commercial and industrial loans	279	—	—	6,570	6,849
Consumer
Home equity and second mortgage	24,806	47	—	39,349	64,202
Other consumer	126	—	—	1,571	1,697
Total	$95,012	$444	$6,960	$517,039	$619,455

NOTE 9 — FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of March 31, 2014 and December 31, 2013. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			March 31,
	Level 1	Level 2	Level 3	2014
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$16,387	$—	$16,387
State and political subdivisions	—	60,411	—	60,411
Residential mortgage-backed securities issued by quasi- governmental agencies	—	52,093	—	52,093
Total investment securities available for sale	$—	$128,891	$—	$128,891

Loans receivable, held for sale	$—	$1,319	$—	$1,319

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$18,063	$—	$18,063
State and political subdivisions	—	60,669	—	60,669
Residential mortgage-backed securities issued by quasi- governmental agencies	—	45,280	—	45,280
Total investment securities available for sale	$—	$124,012	$—	$124,012

Loans receivable, held for sale	$—	$349	$—	$349

Investment securities available for sale and mortgage-backed securities available for sale are valued primarily by a third party pricing agent. U.S. Government and federal agency securities are primarily priced through a multidimensional relational model, a Level 2 hierarchy, which incorporates dealer quotes and other market information including, defined sector breakdown, benchmark yields, base spread, yield to maturity, and corporate actions. State and political subdivision securities are valued within the Level 2 hierarchy using inputs with a series of matrices that reflect benchmark yields, ratings updates, and spread adjustments. Mortgage-backed securities include Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) certificates which are valued under a Level 2 hierarchy using a matrix correlation to benchmark yields, spread analysis, and prepayment speeds.

 Values for loans held for sale utilize active pricing quotes which exist in the secondary market and are therefore deemed a Level 2 hierarchy.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at March 31, 2014 are summarized below:

				Balance as of
	Fair value hierarchy levels			March 31,
	Level 1	Level 2	Level 3	2014
	(in thousands)

Impaired loans	$—	$—	$2,974	$2,974
Real estate acquired through foreclosure	—	—	6,108	6,108
Mortgage servicing rights	—	1,452	—	1,452

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at March 31, 2014:

				Range of
	Fair value	Valuation	Unobservable	inputs
Description	estimate	technique	Input	(weighted average)
	(in thousands)

Impaired loans	$2,974	Appraisal of collateral (1)	Discount rate to reflect current market	5%-15%
			conditions and ultimate recoverability	(7.39%)
Real estate acquired through foreclosure	6,108	Appraisal of collateral (1)	Discount rate to reflect current market	5%-20%
			conditions and liquidation expenses	(16.67%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at December 31, 2013 are summarized below:

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2013
	(in thousands)

Impaired loans	$—	$—	$5,178	$5,178
Real estate acquired through foreclosure	—	—	5,601	5,601
Mortgage servicing rights	—	1,472	—	1,472

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at December 31, 2013:

				Range of
	Fair value	Valuation	Unobservable	inputs
Description	estimate	technique	Input	(weighted average)
	(in thousands)

Impaired loans	$5,178	Appraisal of collateral (1)	Discount rate to reflect current market	5%-15%
			conditions and ultimate recoverability	(6.59%)
Real estate acquired through foreclosure	5,601	Appraisal of collateral (1)	Discount rate to reflect current market	5%-20%
			conditions and liquidation expenses	(17.47%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The fair value of impaired loans is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs that are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Impaired loans are evaluated and valued while the loan is identified as impaired, at the lower of the recorded investment in the loan or fair value. The range and weighted average of liquidation expenses are presented as a percent of the appraised value.

Real estate acquired through foreclosure is initially valued at the lower of the recorded investment in the loan or fair value at foreclosure and subsequently adjusted for further decreases in market value, less costs to sell, if necessary. Fair value is determined by using the value of the real estate acquired through foreclosure based on appraisals prepared by qualified independent licensed appraisers contracted by the Company to perform the assessment and is therefore classified as a Level 3 hierarchy.

The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.5 million at March 31, 2014 and December 31, 2013, respectively. The fair value of the mortgage servicing rights was $1.5 million at March 31, 2014 and December 31, 2013, respectively, and was included in other assets in the consolidated balance sheets.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at March 31, 2014 and December 31, 2013 are summarized below:

	At March 31, 2014
	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$60,175	$60,175	$60,175	$—	$—
Investment securities	76,798	76,798	—	76,798	—
Mortgage-backed securities	53,494	53,670	—	53,670	—
Loans receivable, net	604,975	613,668	—	1,319	612,349

Liabilities
Deposits with stated maturities	$187,143	$188,734	$—	$—	$188,734
Deposits with no stated maturities	505,067	505,067	505,067	—	—
Borrowings with stated maturities	48,311	47,450	—	—	47,450

	At December 31, 2013
	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$45,310	$45,310	$45,310	$—	$—
Investment securities	78,732	78,732	—	78,732	—
Mortgage-backed securities	46,770	46,960	—	46,960	—
Loans receivable, net	614,517	614,246	—	349	613,897

Liabilities
Deposits with stated maturities	$190,492	$193,258	$—	$—	$193,258
Deposits with no stated maturities	493,410	493,410	493,410	—	—
Borrowings with stated maturities	49,605	48,426	—	—	48,426

The fair value of cash and cash equivalents equals the historical book value. The fair value of investment and mortgage-backed securities is described and presented under fair value measurement guidelines as discussed earlier.

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

NOTE 10 — STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to seven years when issued, vest over a two to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. The fair value of each option grant during the three months ended March 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
Weighted average assumptions	2014	2013
Dividend yield	1.61%	0.83%
Expected volatility	15.85%	17.24%
Risk-free interest rate	0.56%	0.67%
Fair value of options granted during the period	$3.90	$3.13
Expected lives in years	5	5

At March 31, 2014, there was $541,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 20 months. Option activity under the Company’s stock option plan for the quarter ended March 31, 2014 was as follows:

	At March 31, 2014
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2014	254,144	$23.71	2.81	$1,132
Options granted	71,500	30.03	5.00	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Outstanding At March 31, 2014	325,644	$25.10	3.06	1,562
Options exercisable At March 31, 2014	149,894	$23.26	2.37	988

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter and the exercise price, multiplied by the number of in-the-money options).

There were no exercises of stock options for the three months ended March 31, 2014 or 2013.

The Company issues stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan. The cost associated with these grants is included as a component of stock-based compensation. The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Stock-based compensation expense
Director fees	$28	$34
Stock option expense	89	59
Employee Stock Ownership Plan ("ESOP") expense	81	73
Total stock-based compensation expense	$198	$166

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $17,000 and $8,000 for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense related to stock options resulted in a tax benefit of $24,000 and $18,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Components of net periodic benefit cost
Service cost	$205	$206
Interest cost	128	89
Expected return on plan assets	(209)	(182)
Recognized net actuarial loss	62	66
Net periodic benefit cost	$186	$179

There were no employer contributions for the three months ended March 31, 2014 and 2013.

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

Financial Condition

The Company’s total assets at March 31, 2014 and December 31, 2013 were $846.0 million and $835.7 million, respectively, representing an increase of $10.3 million during the three-month period. Largely as a result of the repayment of loans receivable and an increase in customer deposits, cash and cash equivalents increased by $14.9 million during the first three months of 2014. Investment securities increased by $4.8 million due to security purchases of $10.2 million and an increase in the fair value of available for sale securities of $1.2 million, which were offset by principal repayments, maturities and sales totaling $6.5 million and net premium amortization of $173,000. Loans receivable, net decreased by $10.5 million during the first quarter of 2014. Principal repayments of $19.4 million on loans were partially offset by originations of consumer and single-family residential mortgage loans totaling $6.0 million and originations of commercial loans totaling $3.5 million. The Company also transferred $562,000 from loans to real estate acquired through foreclosure. Loans receivable held for sale increased to $1.3 million at March 31, 2014 as originations of loans for sale in the secondary market totaled $4.5 million during the quarter and proceeds from loan sales totaled $3.5 million.

Total liabilities increased by $8.2 million during the first three months of 2014. Deposit balances increased $8.3 million during the period with checking, money market and savings accounts increasing by $11.6 million. Retail certificates of deposit (“CDs”) decreased $3.3 million during the first three months of 2014.  Advances from the FHLB decreased by $1.3 million, the result of scheduled amortization and maturities.

Total consolidated stockholders’ equity of the Company was $97.0 million or 11.5% of total assets at March 31, 2014. At March 31, 2014, there were approximately 99,000 shares available for repurchase under the previously announced share repurchase plan.

Asset Quality

Nonperforming assets include real estate owned, which is carried at estimated fair value less costs to sell, and nonperforming loans. Nonperforming loans include loan balances 90 days or more past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s nonperforming assets:

	At
Nonperforming Assets	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$1,015	$2,994	$2,242
Commercial
Real estate-commercial	897	774	552
Real estate-residential	682	896	50
Real estate-multi-family	191	191
Construction loans	233	3,177	4,649
Commercial and industrial loans	—	—	—
Consumer
Home equity and second mortgage	199	300	143
Other consumer	—	—	11
Total nonperforming loans	3,217	8,332	7,647
Real estate owned	6,108	5,601	7,170
Total nonperforming assets	$9,325	$13,933	$14,817
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of nonperforming loans to gross loans	0.53%	1.34%	1.45%
Ratio of nonperforming loans to total assets	0.38%	1.00%	1.07%
Ratio of total nonperforming assets to total assets	1.10%	1.67%	2.07%

Foreclosed property at March 31, 2014 consisted of ten parcels of real estate with a combined carrying value of $6.1 million. During the first quarter of 2014, the Bank foreclosed on four mortgage loans secured by seven residential properties valued at $562,000. Also, the Bank sold one property acquired through foreclosure with a carrying value of $55,000. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the Consolidated Balance Sheets.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial loans secured by nonresidential or non-owner occupied residential real estate; construction; commercial and industrial loans; single-family residential; and consumer which is predominately real estate-secured by junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews its internally classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Net Income. The Company recorded net income of $1,381,000 or $0.45 per diluted share, for the three months ended March 31, 2014 as compared to net income of $1,223,000, or $0.45 per diluted share, for the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014			2013
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable (1)	$610,590	$6,677	4.43%	$525,275	$6,066	4.68%
Mortgage-backed securities	48,185	309	2.60%	41,988	273	2.64%
Investment securities (2)	80,063	801	4.06%	65,131	711	4.43%
Other interest-earning assets (3)	46,666	3	0.03%	28,877	4	0.06%
Total interest-earning assets	785,504	7,790	4.02%	661,271	7,054	4.33%
Noninterest-earning assets	50,462			46,572
Total assets	$835,966			$707,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$684,900	766	0.45%	$560,750	731	0.53%
Borrowings from the FHLB	48,872	193	1.60%	56,114	248	1.79%
Total interest-bearing liabilities	733,772	959	0.53%	616,864	979	0.64%
Noninterest-bearing liabilities	6,316			7,216
Total liabilities	740,088			624,080
Stockholders’ equity	95,878			83,763
Total liabilities and stockholders’ equity	$835,966			$707,843
Net interest income—tax equivalent basis		6,831			6,075
Interest rate spread (4)—tax equivalent basis			3.49%			3.69%
Net yield on interest-earning assets (5)—tax equivalent basis			3.53%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.05%			107.20%
Less: tax equivalent interest adjustments		(191)			(197)
Net interest income		$6,640			$5,878
Interest rate spread (4)			3.39%			3.56%
Net yield on interest-earning assets (5)			3.43%			3.60%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $191,000 and $197,000 for the quarters ended March 31, 2014 and 2013, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the three months ended March 31
	2014 vs 2013 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,429	$(1,818)	$611
Mortgage-backed securities	61	(25)	36
Investment securities (1)	419	(329)	90
Other interest-earning assets	9	(10)	(1)
Total interest-earning assets	2,918	(2,182)	736
Interest expense:
Deposits	534	(499)	35
Borrowings from the FHLB	(30)	(25)	(55)

Total interest-bearing liabilities	504	(524)	(20)
Net change in net interest income	$2,414	$(1,658)	$756

(1)
Tax equivalent adjustments to interest on investment securities were $191,000 and $197,000 for the quarters ended March 31, 2014 and 2013, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $736,000, or 10.4%, to $7.8 million for the quarter ended March 31, 2014 compared with the first quarter of 2013. Interest income from loans receivable increased by $611,000, the result of an $85.3 million increase in the average balance of loans outstanding offset by the effect of a decrease in the average yield on loans of 25 basis points. The merger with Roebling resulted in the increase in the average balance of loans outstanding whereas the decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with lower yields than the existing portfolio loans that had been repaid. Interest income from investment and mortgage-backed securities was higher in the quarter ended March 31, 2014 in comparison to the same period of 2013 mainly because of the securities acquired from Roebling. Offsetting the increase in the average balance was the effect of lower yields on the agency securities acquired from Roebling.

Total Interest Expense. Total interest expense decreased by $20,000 to $959,000 during the three-month period ended March 31, 2014 as compared with the same period in 2013. Interest expense associated with borrowings from the FHLB decreased $55,000 in the first quarter of 2014 compared to the same quarter of 2013. The Bank decreased its average outstanding borrowings by $7.2 million which resulted in a decrease in the cost of borrowed funds of 19 basis points. The average outstanding balance of deposits increased $124.2 million during the first quarter of 2014 as compared to the same period in 2013 mainly as a result of the Roebling acquisition. The average interest rate paid on the Bank’s deposits was eight basis points lower in the first quarter of 2014 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing.

Noninterest income. Total noninterest income was $722,000 for the first quarter of 2014 compared with $1.4 million for the same period in 2013. The decrease was mainly the result of a $417,000 gain related to an eminent domain matter affecting a parcel of Company property recorded in 2013 whereas there was no such disposition in the 2014 period. Additionally, gain on sale of loans in the secondary market decreased $231,000 between the quarters due to weak loan activity during the first quarter of 2014.

Noninterest expense. Total noninterest expense increased by $460,000 to $5.5 million for the three months ended March 31, 2014 compared to the same period in 2013. Employee compensation increased by $566,000 in the first quarter of 2014, which was mainly the result of employee costs associated with staffing the five additional branches acquired from Roebling. In addition, as a result of slow loan origination activity, compensation expense deferred was lower in the first quarter of 2014 as compared to the same period in 2013. Occupancy costs increased $210,000 in 2014, largely the result of operating and maintaining the five additional branch offices acquired from Roebling. Additionally, there was an increase of $85,000 in costs incurred related to snow removal during the first quarter of 2014 over the same period in 2013. Marketing and advertising expenses increased in the first quarter of 2014 as compared to the same period in 2013 due to an aggressive and integrated print-TV-direct mail- telemarketing outreach campaign designed to raise the Bank’s visibility and position in specific sub-markets to capture share and grow loans. Offsetting these increases, was a decrease in merger-related costs of $320,000 attributable to the acquisition of Roebling Financial Corp, Inc. incurred during 2013, while there was no such costs in 2014. Foreclosed real estate expense decreased $211,000 in first quarter of 2014 mainly due to a decrease in the holding costs of real estate acquired through foreclosure, resulting from the disposition of such properties during the intervening period.

Income tax expense. The Company’s effective tax rate was 26.2% for the quarter ended March 31, 2014 compared to 32.2% for the quarter ended March 31, 2013. These effective tax rates differ from the Company’s marginal tax rate of 34% largely due to tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance, and the treatment of merger-related costs as nondeductible during 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans and pay withdrawals of deposits and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the three-month period ended March 31, 2014 in the ability of the Bank and its subsidiaries to fund their operations.

At March 31, 2014, the Bank had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $53.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $60.7 million. At March 31, 2014, the Bank had $4.5 million in outstanding commitments to sell loans. There has been no material change during the three months ended March 31, 2014 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $2.2 million at March 31, 2014 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the three-month period ended March 31, 2014.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of March 31, 2014.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $4.1 million at March 31, 2014.

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

Date:	May 14, 2014	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	May 14, 2014	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)