Form 10-Q
period 2014-06-30
TF FINANCIAL CORP
filed 2014-08-14
CIK 921051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: August 14, 2014

Class	Outstanding
$.10 par value common stock	3,155,762 shares

The following Exhibits are being furnished as part of this report:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

TF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I-CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At
	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and cash equivalents	$48,291	$45,310
Investment securities
Available for sale	129,686	124,012
Held to maturity (fair value of $1,515 and $1,680 as of June 30, 2014 and December 31, 2013, respectively)	1,340	1,490
Loans receivable, net	610,097	614,168
Loans receivable, held for sale	129	349
Federal Home Loan Bank ("FHLB") stock — at cost	3,544	3,370
Accrued interest receivable	2,523	2,520
Premises and equipment, net	8,351	8,616
Goodwill	4,324	4,324
Core deposit intangible	453	503
Bank owned life insurance	18,851	18,586
Other assets	11,977	12,441
TOTAL ASSETS	$839,566	$835,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$685,988	$683,902
Advances from the FHLB	47,120	49,605
Advances from borrowers for taxes and insurance	3,284	3,228
Accrued interest payable	725	671
Other liabilities	4,274	3,408
Total liabilities	741,391	740,814

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized at June 30, 2014 and December 31, 2013, none issued	—	—
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,290,000 shares issued, 3,151,562 and 3,149,239 shares outstanding at June 30, 2014 and December 31, 2013, respectively, net of shares in treasury of 2,138,438 and 2,140,761, respectively.	529	529
Additional paid-in capital	56,546	56,197
Unearned ESOP shares	(784)	(846)
Treasury stock — at cost	(44,454)	(44,502)
Retained earnings	85,907	84,675
Accumulated other comprehensive income (loss)	431	(1,178)
Total stockholders’ equity	98,175	94,875
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,566	$835,689

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Interest income
Loans, including fees	$6,636	$5,963	$13,313	$12,029
Investment securities
Fully taxable	550	355	1,051	724
Exempt from federal taxes	410	412	828	830
Interest-bearing deposits and other	4	14	7	18
TOTAL INTEREST INCOME	7,600	6,744	15,199	13,601
Interest expense
Deposits	774	712	1,540	1,443
Borrowings	187	226	380	474
TOTAL INTEREST EXPENSE	961	938	1,920	1,917
NET INTEREST INCOME	6,639	5,806	13,279	11,684
Provision for loan losses	100	400	100	839
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,539	5,406	13,179	10,845
Noninterest income
Service fees, charges and other operating income	552	650	1,068	1,177
Bank owned life insurance	134	137	265	280
Bank owned life insurance death benefit proceeds	—	934	—	934
Gain on sale of loans	101	226	175	531
Gain on sale of investment securities	16	—	17	—
Gain on disposition of premises and equipment	—	—	—	420
TOTAL NONINTEREST INCOME	803	1,947	1,525	3,342
Noninterest expense
Compensation and benefits	3,206	2,842	6,589	5,659
Occupancy and equipment	829	709	1,736	1,406
Federal deposit insurance premiums	125	132	259	242
Professional fees	278	230	583	518
Merger-related costs	1,068	295	1,068	615
Marketing and advertising	76	132	220	171
Foreclosed real estate expense	35	235	48	459
Core deposit intangible amortization	25	—	50	—
Other operating	615	557	1,194	1,092
TOTAL NONINTEREST EXPENSE	6,257	5,132	11,747	10,162
INCOME BEFORE INCOME TAXES	1,085	2,221	2,957	4,025
Income tax expense	500	421	991	1,002
NET INCOME	$585	$1,800	$1,966	$3,023

Earnings per share—basic	$0.19	$0.66	$0.64	$1.10
Earnings per share—diluted	$0.19	$0.66	$0.63	$1.10
Dividends paid per share	$0.12	$0.05	$0.24	$0.10
Weighted average shares outstanding:
Basic	3,066	2,743	3,064	2,741
Diluted	3,115	2,743	3,098	2,741

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)

Net income	$585	$1,800	$1,966	$3,023
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	1,099	(2,845)	2,330	(4,118)
Tax effect	(374)	967	(793)	1,400
Reclassification adjustment for gains realized in net income	(16)	—	(17)	—
Tax effect	6	—	6	—
Net of tax amount	715	(1,878)	1,526	(2,718)
Pension plan benefit adjustment:
Related to actuarial losses and prior service cost	61	66	123	132
Tax effect	(20)	(22)	(40)	(45)
Net of tax amount	41	44	83	87
Total other comprehensive income (loss)	756	(1,834)	1,609	(2,631)
Comprehensive income (loss)	$1,341	$(34)	$3,575	$392

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,966	$3,023
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment adjustment of mortgage loan servicing rights	117	(77)
Premiums and discounts on investment securities, net	149	144
Premiums and discounts on mortgage-backed securities, net	195	208
Accretion of premiums on certificates of deposit	(111)	—
Deferred loan origination costs, net	96	105
Provision for loan losses	100	839
Amortization of core deposit intangible	50	—
Depreciation of premises and equipment	337	334
Increase in value of bank owned life insurance	(265)	(280)
Income from life insurance death benefit	—	(934)
Stock-based compensation	450	380
Proceeds from sale of loans originated for sale	10,890	21,088
Origination of loans held for sale	(10,618)	(21,580)
Loss on foreclosed real estate	11	375
Gain on:
Sale of loans	(175)	(531)
Sale of investment securities	(17)	—
Disposition of premises and equipment	—	(420)
(Increase) decrease in:
Accrued interest receivable	(3)	38
Other assets	703	(93)
Increase in:
Accrued interest payable	54	71
Other liabilities	39	157
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,968	2,847

INVESTING ACTIVITIES
Loan originations	(33,512)	(56,636)
Loan principal payments	36,825	59,116
Proceeds from sale of foreclosed real estate	441	987
Proceeds from disposition of premises and equipment	—	417
Proceeds from maturities of investment securities available for sale	4,795	2,545
Proceeds from sale of investment securities available for sale	6,728	—
Proceeds from bank owned life insurance	—	2,183
Principal repayments on mortgage-backed securities held to maturity	149	294
Principal repayments on mortgage-backed securities available for sale	4,740	10,889
Purchase of investment securities available for sale	(4,584)	(10,902)
Purchase of mortgage-backed securities available for sale	(15,366)	(1,867)
Purchase of premises and equipment	(72)	(767)
Redemption of FHLB stock	56	1,585
Purchase of FHLB stock	(230)	—
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(30)	7,844

TF FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
FINANCING ACTIVITIES
Net increase in customer deposits	2,197	11,097
Net decrease in short-term FHLB borrowings	(2,485)	(8,122)
Net increase in advances from borrowers for taxes and insurance	56	415
Exercise of stock options	8	13
Tax benefit arising from exercise of stock options	1	1
Common stock dividends paid	(734)	(274)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(957)	3,130
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,981	13,821
Cash and cash equivalents at beginning of period	45,310	31,137
Cash and cash equivalents at end of period	$48,291	$44,958
Supplemental disclosure of cash flow information
Cash paid for:
Interest on deposits and borrowings	$1,916	$1,846
Income taxes	$750	$575
Noncash transactions:
Capitalization of mortgage servicing rights	$123	$220
Transfers from loans to foreclosed real estate	$562	$257

The accompanying notes are an integral part of these statements

TF FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2014 (unaudited) and December 31, 2013 and for the three and six-month periods ended June 30, 2014 and 2013 (unaudited) include the accounts of TF Financial Corporation (the “Company”) and its wholly owned subsidiaries: 3rd Fed Bank (the “Bank”) and Penns Trail Development Corporation. The accompanying consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated balance sheet but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures or footnotes required by US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This update is not expected to have a significant impact on the Company’s financial statements.

NOTE 4 — CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 5 — ACQUISITION OF ROEBLING FINANCIAL CORP, INC.

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

NOTE 6 — EARNINGS PER SHARE

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	For the three months ended June 30, 2014
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$585	3,066,399	$0.19
Effect of dilutive securities
Stock options and grants	—	49,037	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$585	3,115,436	$0.19

	For the six months ended June 30, 2014
	Income (numerator)	Weighted average shares (denominator)	Per share Amount
Basic earnings per share
Income available to common stockholders	$1,966	3,064,107	$0.64
Effect of dilutive securities
Stock options and grants	—	34,036	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,966	3,098,143	$0.63

There were no options outstanding during the three and six months ended June 30, 2014 to purchase shares of common stock excluded in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.

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

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss) (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at March 31, 2014	$987	$(1,312)	$(325)
Other comprehensive income before reclassifications	725	—	725
Amounts reclassified from accumulated other comprehensive income (loss)	(10)	41	31
Period change	715	41	756
Balance at June 30, 2014	$1,702	$(1,271)	$431

Balance at March 31, 2013	$2,965	$(2,792)	$173
Other comprehensive loss before reclassifications	(1,878)	—	(1,878)
Amounts reclassified from accumulated other comprehensive income	—	44	44
Period change	(1,878)	44	(1,834)
Balance at June 30, 2013	$1,087	$(2,748)	$(1,661)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

	Amount reclassified from accumulated other comprehensive income For the three months ended June 30, (1)		Affected line item in the consolidated statements of net income
	2014	2013
	(in thousands)
Investment securities available for sale
Net securities gains reclassified into earnings	$16	$—	Gain on sale of investment securities
Related income tax expense	(6)	—	Income tax expense
Net effect on accumulated other income for the period	10	—	Net of tax
Defined benefit pension plan (2)
Amortization of net actuarial loss	$(61)	$(66)	Compensation and benefits
Related income tax expense	20	22	Income tax expense
Net effect on accumulated other comprehensive income for the period	(41)	(44)	Net of tax
Total reclassification for the period	$(31)	$(44)	Net income

(1)	Amounts in parentheses indicate debits.
(2)	Included in the computation of net periodic pension cost. See Note 12 – Employee Benefit Plans for additional detail.

The activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss) (1), (2)
	Unrealized gains (losses) on securities available for sale	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2013	$176	$(1,354)	$(1,178)
Other comprehensive income before reclassifications	1,537	—	1,537
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	83	72
Period change	1,526	83	1,609
Balance at June 30, 2014	$1,702	$(1,271)	$431

Balance at December 31, 2012	$3,805	$(2,835)	$970
Other comprehensive loss before reclassifications	(2,718)	—	(2,718)
Amounts reclassified from accumulated other comprehensive income	—	87	87
Period change	(2,718)	87	(2,631)
Balance at June 30, 2013	$1,087	$(2,748)	$(1,661)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

	Amount reclassified from accumulated other comprehensive income For the six months ended June 30, (1)		Affected line item in the consolidated statements of net income
	2014	2013
	(in thousands)
Investment securities available for sale
Net securities gains reclassified into earnings	$17	$—	Gain on sale of investment securities
Related income tax expense	(6)	—	Income tax expense
Net effect on accumulated other income for the period	11	—	Net of tax
Defined benefit pension plan (2)
Amortization of net actuarial loss and prior service cost	$(123)	$(132)	Compensation and benefits
Related income tax expense	40	45	Income tax expense
Net effect on accumulated other comprehensive income for the period	(83)	(87)	Net of tax
Total reclassification for the period	$(72)	$(87)	Net income

(1)	Amounts in parentheses indicate debits.
(2)	Included in the computation of net periodic pension cost. See Note 12 – Employee Benefit Plans for additional detail.

NOTE 8 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

	At June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$11,884	$45	$(168)	$11,761
State and political subdivisions	59,775	2,179	(304)	61,650
Residential mortgage-backed securities issued by quasi-governmental agencies	55,448	966	(139)	56,275
Total investment securities available for sale	127,107	3,190	(611)	129,686

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,340	176	(1)	1,515
Total investment securities	$128,447	$3,366	$(612)	$131,201

	At December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale
U.S. Government and federal agencies	$18,572	$4	$(513)	$18,063
State and political subdivisions	60,159	1,526	(1,016)	60,669
Residential mortgage-backed securities issued by quasi-governmental agencies	45,015	540	(275)	45,280
Total investment securities available for sale	123,746	2,070	(1,804)	124,012

Held to maturity
Residential mortgage-backed securities issued by quasi-governmental agencies	1,490	191	(1)	1,680
Total investment securities	$125,236	$2,261	$(1,805)	$125,692

Gross realized gains were $22,000 from the sale proceeds of investment securities available for sale of $3.8 million for the three months ended June 30, 2014. Gross realized losses were $6,000 from the sale proceeds of investment securities available for sale of $948,000 for the three months ended June 30, 2014.

Gross realized gains were $27,000 from the sale proceeds of investment securities available for sale of $4.8 million for the six months ended June 30, 2014. Gross realized losses were $10,000 from the sale proceeds of investment securities available for sale of $1.9 million for the six months ended June 30, 2014.

There were no sales of investment securities during the three or six months ended June 30, 2013.

The amortized cost and fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.

	At June 30, 2014
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Investment securities
Due in one year or less	$400	$401	$—	$—
Due after one year through five years	18,541	18,818	—	—
Due after five years through ten years	31,733	32,241	—	—
Due after ten years	20,985	21,951	—	—
	71,659	73,411	—	—

Mortgage-backed securities	55,448	56,275	1,340	1,515
Total investment and mortgage-backed securities	$127,107	$129,686	$1,340	$1,515

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014:

		Less than		12 months
	Number	12 months		or longer		Total
Description of Securities	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Government and federal agencies	3	$949	$(5)	$6,837	$(163)	$7,786	$(168)
State and political subdivisions	16	4,176	(37)	8,726	(267)	12,902	(304)
Residential mortgage-backed securities issued by quasi- governmental agencies	39	9,543	(140)	—	—	9,543	(140)
Total temporarily impaired securities	58	$14,668	$(182)	$15,563	$(430)	$30,231	$(612)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

		Less than		12 months
	Number	12 months		or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government and federal agencies	13	$17,028	$(513)	$—	$—	$17,028	$(513)
State and political subdivisions	24	19,646	(1,016)	—	—	19,646	(1,016)
Residential mortgage-backed securities issued by quasi- governmental agencies	65	24,508	(276)	—	—	24,508	(276)
Total temporarily impaired securities	102	$61,182	$(1,805)	$—	$—	$61,182	$(1,805)

On a quarterly basis, temporarily impaired securities are evaluated to determine whether such impairment is an other-than-temporary impairment (“OTTI”). The Company has performed this evaluation and has determined that the unrealized losses at
June 30, 2014 and December 31, 2013, respectively, are not considered other-than-temporary but are the result of changes in interest rates, and are therefore reflected in other comprehensive income (loss).

NOTE 9 — LOANS RECEIVABLE

Loans receivable are summarized as follows:
	At
	June 30, 2014	December 31, 2013
	(in thousands)
Held for investment:
Residential
Residential mortgages	$355,658	$371,961

Commercial
Real estate-commercial	131,157	129,345
Real estate-residential	23,697	20,005
Real estate-multi-family	18,936	16,623
Construction loans	8,998	8,773
Commercial and industrial loans	8,965	6,849
Total commercial loans	191,753	181,595

Consumer
Home equity and second mortgage	63,961	64,202
Other consumer	1,532	1,697
Total consumer loans	65,493	65,899

Total loans	612,904	619,455
Net deferred loan origination costs and unamortized premiums	1,341	1,288
Less allowance for loan losses	(4,148)	(6,575)
Total loans receivable	$610,097	$614,168

Held for sale:
Residential
Residential mortgages	$129	$349

The following tables present by credit quality indicators the composition of the commercial loan portfolio:

	At June 30, 2014
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$119,552	$2,930	$8,675	$—	$131,157
Real estate-residential	21,238	861	1,598	—	23,697
Real estate-multi-family	15,457	—	3,479	—	18,936
Construction loans	8,765	—	233	—	8,998
Commercial and industrial loans	8,936	29	—	—	8,965
Total	$173,948	$3,820	$13,985	$—	$191,753

	At December 31, 2013
		Special
	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Real estate-commercial	$113,260	$7,142	$8,943	$—	$129,345
Real estate-residential	17,182	487	2,336	—	20,005
Real estate-multi-family	13,114	—	3,509	—	16,623
Construction loans	5,596	—	3,177	—	8,773
Commercial and industrial loans	6,817	32	—	—	6,849
Total	$155,969	$7,661	$17,965	$—	$181,595

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

The following tables present by credit quality indicator the composition of the residential mortgage and consumer loan portfolios:

	At June 30, 2014
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$354,502	$1,156	$355,658
Home equity and second mortgage	63,836	125	63,961
Other consumer	1,532	—	1,532
Total	$419,870	$1,281	$421,151

	At December 31, 2013
	Performing	Nonperforming	Total
	(in thousands)
Residential mortgages	$368,967	$2,994	$371,961
Home equity and second mortgage	63,902	300	64,202
Other consumer	1,697	—	1,697
Total	$434,566	$3,294	$437,860

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

The following table presents by class nonperforming loans including impaired loans and loan balances 90 days or more past due, for which the accrual of interest has been discontinued:

	At
	June 30, 2014	December 31, 2013
	(in thousands)
Residential
Residential mortgages	$1,156	$2,994
Commercial
Real estate-commercial	1,769	774
Real estate-residential	690	896
Real estate-multi-family	191	191
Construction loans	233	3,177
Consumer
Home equity and second mortgage	125	300
Total nonperforming loans	$4,164	$8,332

The following tables present  loans individually evaluated for impairment by class:
	At June 30, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,124	$1,124	$281	$1,129	$—
Commercial
Real estate-commercial	132	132	64	44	—
Real estate-residential	496	496	200	569
Construction loans	233	233	21	1,215	—
	1,985	1,985	566	2,957	—
With no allowance recorded:
Residential
Residential mortgages	$22	$33	—	$409	$—
Commercial
Real estate-commercial	1,637	1,639	—	1,103	—
Real estate-residential	194	321	—	184	—
Real estate-multi-family	191	372	—	191	—
Consumer
Home equity and second mortgage	15	16	—	39	—
	2,059	2,381	—	1,926	—
Total	$4,044	$4,366	$566	$4,883	$—

	At December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in thousands)
With an allowance recorded:
Residential
Residential mortgages	$1,135	$1,135	$128	$1,620	$—
Commercial
Real estate-commercial	—	—	—	109	—
Real estate-residential	712	712	77	211	—
Construction loans	3,177	3,375	2,021	3,701	—
	5,024	5,222	2,226	5,641	—
With no allowance recorded:
Residential
Residential mortgages	1,184	1,184	—	241	—
Commercial
Real estate-commercial	774	774	—	607	—
Real estate-residential	184	321	—	108	—
Real estate-multi-family	191	372	—	77	—
Consumer
Home equity and second mortgage	47	81	—	7	—
	2,380	2,732	—	1,040	—
Total	$7,404	$7,954	$2,226	$6,681	$—

The following tables present by class the contractual aging of delinquent loans :
	At June 30, 2014
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$353,227	$1,275	$—	$1,156	$2,431	$355,658	$—
Commercial
Real estate-commercial	128,815	572	400	1,370	2,342	131,157	—
Real estate-residential	23,018	—	—	679	679	23,697	—
Real estate-multi-family	18,745	—	—	191	191	18,936	—
Construction loans	8,765	—	—	233	233	8,998	—
Commercial and industrial loans	8,957	—	8	—	8	8,965	—
Consumer
Home equity and second mortgage	63,799	37	—	125	162	63,961	—
Other consumer	1,532	—	—	—	—	1,532	—
Total	$606,858	$1,884	$408	$3,754	$6,046	$612,904	$—

	At December 31, 2013
	Current	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Total loans	Recorded investment over 90 days and accruing interest
	(in thousands)
Residential
Residential mortgages	$369,271	$111	$—	$2,579	$2,690	$371,961	$—
Commercial
Real estate-commercial	127,786	785	—	774	1,559	129,345	—
Real estate-residential	18,589	180	340	896	1,416	20,005	—
Real estate-multi-family	16,432	—	—	191	191	16,623	—
Construction loans	5,596	—	—	3,177	3,177	8,773	—
Commercial and industrial loans	6,849	—	—	—	—	6,849	—
Consumer
Home equity and second mortgage	63,543	355	4	300	659	64,202	—
Other consumer	1,686	7	4	—	11	1,697	—
Total	$609,752	$1,438	$348	$7,917	$9,703	$619,455	$—

Activity in the allowance for loan losses for the three and six months ended June 30, 2014 is summarized as follows:

	Balance April 1, 2014	Provision	Charge-offs	Recoveries	Balance June 30, 2014
	(in thousands)
Residential
Residential mortgages	$1,614	$(31)	$—	$—	$1,583
Commercial
Real estate-commercial	950	103	—	—	1,053
Real estate-residential	412	(45)	—	—	367
Real estate-multi-family	137	(21)	—	—	116
Construction loans	355	104	—	—	459
Commercial and industrial loans	101	(46)	—	3	58
Consumer
Home equity and second mortgage	227	18	(19)	—	226
Other consumer	34	(7)	(4)	6	29
Unallocated	232	25	—	—	257
Total	$4,062	$100	$(23)	$9	$4,148

	Balance January 1, 2014	Provision	Charge-offs	Recoveries	Balance June 30, 2014
	(in thousands)
Residential
Residential mortgages	$1,722	$29	$(169)	$1	$1,583
Commercial
Real estate-commercial	1,220	(167)	—	—	1,053
Real estate-residential	437	37	(107)	—	367
Real estate-multi-family	136	(20)	—	—	116
Construction loans	2,208	430	(2,179)	—	459
Commercial and industrial loans	97	(43)	—	4	58
Consumer
Home equity and second mortgage	214	78	(66)	—	226
Other consumer	50	(10)	(18)	7	29
Unallocated	491	(234)	—	—	257
Total	$6,575	$100	$(2,539)	$12	$4,148

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 is summarized as follows:

	Balance April 1, 2013	Provision	Charge-offs	Recoveries	Balance June 30, 2013
	(in thousands)
Residential
Residential mortgages	$1,800	$77	$(109)	$12	$1,780
Commercial
Real estate-commercial	1,311	(74)	—	—	1,237
Real estate-residential	601	(241)	—	—	360
Real estate-multi-family	237	(65)	—	—	172
Construction loans	1,894	484	(39)	3	2,342
Commercial and industrial loans	125	(55)	—	1	71
Consumer
Home equity and second mortgage	211	(1)	—	—	210
Other consumer	11	27	(16)	2	24
Unallocated	472	248	—	—	720
Total	$6,662	$400	$(164)	$18	$6,916

	Balance January 1, 2013	Provision	Charge-offs	Recoveries	Balance June 30, 2013
	(in thousands)
Residential
Residential mortgages	$1,849	$126	$(207)	$12	$1,780
Commercial
Real estate-commercial	1,754	(82)	(435)	—	1,237
Real estate-residential	608	(189)	(59)	—	360
Real estate-multi-family	245	(73)	—	—	172
Construction loans	1,697	781	(150)	14	2,342
Commercial and industrial loans	119	(52)	—	4	71
Consumer
Home equity and second mortgage	251	(34)	(15)	8	210
Other consumer	11	30	(19)	2	24
Unallocated	388	332	—	—	720
Total	$6,922	$839	$(885)	$40	$6,916

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

There were no new loan modifications deemed TDRs during the three and six months ended June 30, 2014 and 2013.

The following table presents loans classified as TDRs that subsequently defaulted:

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential	(in thousands)		(in thousands)
Residential mortgage	1	$787	1	$787
Total	1	$787	1	$787

No loans previously classified as TDRs defaulted during the six months ended June 30, 2013.

In 2013, the Company acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable that all contractually required payments would not be collected. The following table presents information regarding the outstanding principal balance and related carrying amount:

	At June 30, 2014	At December 31, 2013
	(in thousands)
Outstanding principal balance	$ 742	$808
Carrying amount	412	444

The table below presents changes in the amortizable yield for purchased credit-impaired loans as follows for six months ended June 30, 2014:

At June 30, 2014
(in thousands)
Balance at beginning of period	$154
Acquisition of impaired loans	—
Accretion	(12)
Balance at end of period	$142
There was no accretion during the three months ended June 30, 2014.

An impairment reserve of $64,000 has been assigned to acquired loans with or without specific evidence of deterioration in credit quality at June 30, 2014. There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality at December 31, 2013.

The following tables present by class the ending balance of the allowance for loan losses and ending loan balance based on impairment method as of June 30, 2014. Acquired loans were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

	Evaluated for impairment
Allowance for loan losses	Loans acquired without credit deterioration	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$—	$—	$281	$1,302	$1,583
Commercial
Real estate-commercial	64	—	—	989	1,053
Real estate-residential	—	—	200	167	367
Real estate-multi-family	—	—	—	116	116
Construction loans	—	—	21	438	459
Commercial and industrial loans	—	—	—	58	58
Consumer
Home equity and second mortgage	—	—	—	226	226
Other consumer	—	—	—	29	29
Unallocated	—	—	—	257	257
Total	$64	$—	$502	$3,582	$4,148

	Evaluated for impairment
Loans receivable	Loans acquired without credit deterioration	Loans acquired with credit deterioration	Individually	Collectively	Total
	(in thousands)
Residential
Residential mortgages	$46,448	$22	$1,124	$308,064	$355,658
Commercial
Real estate-commercial	11,774	—	1,771	117,612	131,157
Real estate-residential	4,781	184	496	18,236	23,697
Real estate-multi-family	1,070	191	—	17,675	18,936
Construction loans	—	—	233	8,765	8,998
Commercial and industrial loans	239	—	—	8,726	8,965
Consumer
Home equity and second mortgage	22,661	15	—	41,285	63,961
Other consumer	107	—	—	1,425	1,532
Total	$87,080	$412	$3,624	$521,788	$612,904

The following tables present by class the ending balance of the allowance for loan losses and ending loan balance based on impairment method as of December 31, 2013. Acquired loans were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

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

NOTE 10 — FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial instruments measured at fair value as of June 30, 2014 and December 31, 2013. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement hierarchy has been established for inputs in valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Determination of the appropriate level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement for the instrument or security.

The fair value hierarchy levels are summarized below:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·	Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable and contain assumptions of the party assessing the fair value of the asset or liability.

 Assets measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

				Balance as of
	Fair value hierarchy levels			June 30,
	Level 1	Level 2	Level 3	2014
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$11,761	$—	$11,761
State and political subdivisions	—	61,650	—	61,650
Residential mortgage-backed securities issued by quasi- governmental agencies	—	56,275	—	56,275
Total investment securities available for sale	$—	$129,686	$—	$129,686

Loans receivable, held for sale	$—	$129	$—	$129

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Assets
Investment securities available for sale
U.S. Government and federal agencies	$—	$18,063	$—	$18,063
State and political subdivisions	—	60,669	—	60,669
Residential mortgage-backed securities issued by quasi- governmental agencies	—	45,280	—	45,280
Total investment securities available for sale	$—	$124,012	$—	$124,012

Loans receivable, held for sale	$—	$349	$—	$349

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

 Values for loans held for sale utilize active pricing quotes which exist in the secondary market and are therefore deemed a Level 2 hierarchy.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at June 30, 2014 are summarized below:

				Balance as of
	Fair value hierarchy levels			June 30,
	Level 1	Level 2	Level 3	2014
	(in thousands)
Impaired loans	$—	$—	$3,478	$3,478
Real estate acquired through foreclosure	—	—	5,711	5,711
Mortgage servicing rights	—	1,472	—	1,472

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at June 30, 2014:

				Range of
				inputs
Description	Fair value estimate	Valuation technique	Unobservable Input	(weighted average)

Impaired loans	$3,478	Appraisal of collateral (1)	Discount rate to reflect current market conditions and ultimate recoverability	5%-15%(14.00%)
Real estate acquired through foreclosure	5,711	Appraisal of collateral (1)	Discount rate to reflect current market conditions and liquidation expenses	5%-20% (16.90%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Assets measured at fair value on a nonrecurring basis segregated by fair value hierarchy level at December 31, 2013 are summarized below:

				Balance as of
	Fair value hierarchy levels			December 31,
	Level 1	Level 2	Level 3	2013
	(in thousands)
Impaired loans	$—	$—	$5,178	$5,178
Real estate acquired through foreclosure	—	—	5,601	5,601
Mortgage servicing rights	—	1,472	—	1,472

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine fair value at December 31, 2013:

				Range of
				inputs
Description	Fair value estimate	Valuation technique	Unobservable Input	(weighted average)

Impaired loans	$5,178	Appraisal of collateral (1)	Discount rate to reflect current market conditions and ultimate recoverability	5%-15% (6.59%)
Real estate acquired through foreclosure	5,601	Appraisal of collateral (1)	Discount rate to reflect current market conditions and liquidation expenses	5%-20% (17.47%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

The Company retains a qualified valuation service to calculate the amortized cost and to determine the fair value of the mortgage servicing rights. The valuation service utilizes discounted cash flow analyses adjusted for prepayment speeds, market discount rates and conditions existing in the secondary servicing market. Hence, the fair value of mortgage servicing rights is deemed a Level 2 hierarchy. The amortized cost basis of the Company’s mortgage servicing rights was $1.5 million at June 30, 2014 and December 31, 2013. The fair value of the mortgage servicing rights was $1.5 million at June 30, 2014 and December 31, 2013 and was included in other assets in the consolidated balance sheets.

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

Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The recorded carrying amounts and fair values segregated by fair value hierarchy level at June 30, 2014 and December 31, 2013 are summarized below:

	At June 30, 2014
	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$48,291	$48,291	$48,291	$—	$—
Investment securities	73,411	73,411	—	73,411	—
Mortgage-backed securities	57,615	57,790	—	57,790	—
Loans receivable, net	610,226	620,094	—	129	619,965

Liabilities
Deposits with stated maturities	$181,875	$183,453	$—	$—	$183,453
Deposits with no stated maturities	504,113	504,113	504,113	—	—
Borrowings with stated maturities	47,120	46,678	—	—	46,678

	At December 31, 2013
	Carrying	Fair	Fair value hierarchy levels
	value	value	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash and cash equivalents	$45,310	$45,310	$45,310	$—	$—
Investment securities	78,732	78,732	—	78,732	—
Mortgage-backed securities	46,770	46,960	—	46,960	—
Loans receivable, net	614,517	614,246	—	349	613,897

Liabilities
Deposits with stated maturities	$190,492	$193,258	$—	$—	$193,258
Deposits with no stated maturities	493,410	493,410	493,410	—	—
Borrowings with stated maturities	49,605	48,426	—	—	48,426

The fair value of cash and cash equivalents equals the carrying amount. The fair value of investment and mortgage-backed securities is described and presented under fair value measurement guidelines as discussed earlier.

The fair value of loans receivable has been estimated using the present value of cash flows, discounted at the approximate current market rates, and giving consideration to estimated prepayment risk but not adjusted for credit risk. Loans receivable also include loans receivable held for sale.

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

 NOTE 11 — STOCK-BASED COMPENSATION

The Company has stock benefit plans that allow the Company to grant options and restricted stock to employees and directors. The awards, which have a term of up to 10 years when issued, vest over a two to five year period. The exercise price of each award equals the market price of the Company’s stock on the date of the grant. The fair value of each option grant during the six months ended June 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

[Missing Graphic Reference]

	For the six months ended June 30,
Weighted average assumptions	2014	2013
Dividend yield	1.61%	0.83%
Expected volatility	15.85%	17.24%
Risk-free interest rate	0.56%	0.67%
Fair value of options granted during the period	$3.90	$3.13
Expected lives in years	5	5

At June 30, 2014, there was $447,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested awards under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 16.6 months. Option activity under the Company’s stock option plan as of June 30, 2014 was as follows:

	At June 30, 2014
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($000)
Outstanding at January 1, 2014	254,144	$23.71	2.81	$1,562
Options granted	71,500	30.03	—	—
Options exercised	(400)	19.67	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Outstanding at June 30, 2014	325,244	$25.10	2.81	$5,750
Options exercisable at June 30, 2014	149,494	$23.27	2.13	$2,916

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value and cash receipts of options exercised are as follows:

	At June 30,
	2014	2013
	(in thousands)
Options Exercised
Aggregate intrinsic value of options exercised	$4	$3
Cash receipts from options exercised	8	13

The Company issues stock of the Company as payment for director fees as permitted by the 2011 Director Stock Compensation Plan. The cost associated with these grants is included as a component of stock-based compensation. The following tables provide information regarding the Company’s stock-based compensation expense:

	For the three months ended June 30,
	2014	2013
	(in thousands)
Stock-based compensation expense
Director fees	$28	$36
Stock option expense	95	84
Employee Stock Ownership Plan ("ESOP") expense	95	82
Total stock-based compensation expense	$218	$202

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $17,000 and $9,000 for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense related to stock options resulted in a tax benefit of $31,000 and $26,000 for the three months ended June 30, 2014 and 2013, respectively.

	For the six months ended June 30,
	2014	2013
	(in thousands)
Stock-based compensation expense
Director fees	$56	$70
Stock option expense	184	143
Employee Stock Ownership Plan ("ESOP") expense	176	163
Total stock-based compensation expense	$416	$376

The Bank reports ESOP expense in an amount equal to the fair value of shares released from the ESOP to employees less dividends received on the allocated shares in the plan used for debt service. Dividends on allocated shares used to reduce ESOP expense totaled $34,000 and $17,000 for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense related to stock options resulted in a tax benefit of $55,000 and $44,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 12 — EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension cost included the following:

	For the three months ended June 30,
	2014	2013
	(in thousands)
Components of net periodic benefit cost
Service cost	$205	$206
Interest cost	128	89
Expected return on plan assets	(209)	(182)
Recognized net actuarial loss	61	66
Net periodic benefit cost	$185	$179

	For the six months ended June 30,
	2014	2013
	(in thousands)
Components of net periodic benefit cost
Service cost	$410	$411
Interest cost	256	177
Expected return on plan assets	(418)	(363)
Amortization of prior service cost	2	1
Recognized net actuarial loss	121	131
Net periodic benefit cost	$371	$357

There were no employer contributions for the six months ended June 30, 2014.

In February 2014, the 3rd Fed Defined Benefit Plan (‘the Plan”) was amended to modify the benefit calculation under the Plan by increasing the career average benefit multiplier from 1.5% to 2.0% for all current and future active participants effective as of January 1, 2014. The net periodic benefit cost disclosed above reflects the effects of this amendment. Furthermore, the impact on the funded status of the plan by the amendment is measured and disclosed in year-end financial statements by an adjustment to accumulated other comprehensive income (“AOCI”). Refer to Note 14-Subsequent Events which provides additional information regarding the status of the Plan.

NOTE 13 — PENDING MERGER

On June 3, 2014, National Penn Bancshares, Inc. (“National Penn”), the parent company of National Penn Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company pursuant to which the Company will merge with and into National Penn (the “Merger”). As part of the transaction, the Bank will also merge with and into National Penn Bank.

Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each outstanding share of the Company‘s common stock will be converted into the right to receive $42.00 per share or 4.22 shares of the National Penn’s common stock, at the election of the Company’s shareholders, subject to proration. The aggregate cash consideration to be paid pursuant to the Merger Agreement must not exceed 40% of the total merger consideration and the aggregate stock consideration must not exceed 60% of the total merger consideration. Cash will be paid in lieu of fractional shares.

Subject to the satisfaction or waiver of all the conditions precedent to the Merger including receipt of approval from the Company’s shareholders and all required regulatory approvals, the Merger is expected to close during the fourth quarter of 2014. If the Merger is not consummated under certain circumstances generally involving a third party proposal, the Company has agreed to pay National Penn a termination fee of $4.0 million.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent to June 30, 2014 and pursuant to the requirements contained in the Merger Agreement referred to in Note 13, the Company’s board of directors adopted resolutions which provided to freeze the status of the Plan effective October 15, 2014 (“the freeze date”). Accordingly, no additional participants will enter the Plan after October 15, 2014; no additional years of credited service for benefit accrual purposes will be earned after the freeze date under the Plan; and compensation earned by participants after the freeze date will not be taken into account under the Plan.

A curtailment charge of $2.1 million is estimated to increase the net periodic benefit cost by an increase to AOCI which will serve to eliminate prior service costs and certain losses recognized in AOCI. In addition, for purposes of determining the projected benefit obligation, AOCI is estimated to increase by a pre-tax adjustment of $1.1 million related to the reduction of the projected benefit obligation. The Company will recognize the appropriate effects of the curtailment charge and the reduced benefit obligations in accumulated other comprehensive income net of tax during the third quarter of 2014.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the impact of complying with the terms of the Merger Agreement during the pendency of the Merger; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Condition

The Company’s total assets at June 30, 2014 and December 31, 2013 were $839.6 million and $835.7 million, respectively, representing an increase of $3.9 million during the six-month period. Investment securities increased by $5.5 million due to security purchases of $20.0 million and an increase in the fair value of available for sale securities of $2.3 million, which were offset by principal repayments, maturities and sales totaling $16.4 million and net premium amortization of $344,000. Loans receivable, net decreased by $4.1 million during the first six months of 2014. Principal repayments of $36.8 million on loans were partially offset by originations of consumer and single-family residential mortgage loans totaling $13.2 million and originations of commercial loans totaling $20.3 million. The Company increased the allowance for loan losses by $100,000 and also transferred $562,000 from loans to real estate acquired through foreclosure. Loans receivable held for sale decreased to $129,000 at June 30, 2014 as originations of loans for sale in the secondary market totaled $10.6 million during the first six months of 2014 and proceeds from loan sales totaled $10.9 million during this period.

Total liabilities increased by $577,000 during the first six months of 2014. Deposit balances increased $2.1 million during the period with interest-bearing checking and money market increasing by $14.6 million. Noninterest-bearing checking and savings accounts decreased by $3.9 million and retail certificates of deposit (“CDs”) decreased $8.6 million during the first six months of 2014.  Advances from the FHLB decreased by $2.5 million, the result of scheduled amortization and maturities.

Total consolidated stockholders’ equity of the Company was $98.2 million or 11.7% of total assets at June 30, 2014.

Asset Quality

Nonperforming assets include real estate owned, which is carried at estimated fair value less costs to sell and nonperforming loans. Nonperforming loans include loan balances 90 days or more past due and impaired loans for which the accrual of interest has been discontinued. The following table sets forth information regarding the Company’s nonperforming assets:

	At
Nonperforming Assets	June 30, 2013	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Loans receivable, net:
Residential
Residential mortgages	$1,156	$2,994	$1,931
Commercial
Real estate-commercial	1,769	774	552
Real estate-residential	690	896	392
Real estate-multi-family	191	191	—
Construction loans	233	3,177	2,944
Commercial and industrial loans	—	—	9
Consumer
Home equity and second mortgage	125	300	143
Other consumer	—	—	2
Total nonperforming loans	4,164	8,332	5,973
Real estate owned	5,711	5,601	6,177
Total nonperforming assets	$9,875	$13,933	$12,150
Total loans 90 days or more past due as to interest or principal and accruing interest	$—	$—	$—
Ratio of nonperforming loans to gross loans	0.68%	1.34%	1.30%
Ratio of nonperforming loans to total assets	0.50%	1.00%	0.84%
Ratio of total nonperforming assets to total assets	1.18%	1.67%	1.70%

Foreclosed property at June 30, 2014 consisted of four parcels of real estate with a combined carrying value of $5.7 million. During the first half of 2014, the Bank foreclosed on four mortgage loans secured by seven residential properties having estimated fair value of $562,000. Also, the Bank sold seven properties acquired through foreclosure with a carrying value of $452,000. All foreclosed properties are listed or are in the process of being listed with real estate agents for sale in a timely manner. Foreclosed real estate is included in other assets in the Consolidated Balance Sheets.

Allowance for Loan Losses

The Bank provides valuation allowances for estimated losses from uncollectible loans. The allowance is increased by provisions charged to expense and reduced by net charge-offs. On a quarterly basis, the Company prepares an allowance for loan losses (ALLL) analysis. In the analysis, the loan portfolio is segmented into groups of homogeneous loans that share similar risk characteristics: commercial loans secured by nonresidential or non-owner occupied residential real estate, construction, commercial and industrial loans, single-family residential loans and consumer loans which are predominately real estate secured by junior liens and home equity lines of credit. Each segment is assigned reserve factors based on quantitative and qualitative measurements. In addition, the Bank reviews its internally-classified loans, its loans classified for regulatory purposes, delinquent loans, and other relevant information in order to isolate loans for further scrutiny as potentially impaired loans.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2012

Net Income. The Company recorded net income of $585,000, or $0.19 per diluted share, for the three months ended June 30, 2014 as compared to net income of $1.8 million, or $0.66 per diluted share, for the three months ended June 30, 2013.

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
	Three Months Ended June 30,
	2014			2013
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$610,880	$6,636	4.36%	$524,728	$5,963	4.56%
Mortgage-backed securities	56,004	348	2.49%	37,523	246	2.63%
Investment securities(2)	77,745	798	4.12%	68,211	713	4.19%
Other interest-earning assets(3)	45,432	4	0.04%	39,111	14	1.14%
Total interest-earning assets	790,061	7,786	3.95%	669,573	6,936	4.15%
Noninterest-earning assets	50,412			45,938
Total assets	$840,473			$715,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$687,805	$774	0.45%	$570,271	$712	0.50%
Borrowings from the FHLB	47,627	187	1.57%	53,303	226	1.70%
Total interest-bearing liabilities	735,432	961	0.52%	623,574	938	0.60%
Noninterest-bearing liabilities	7,149			7,508
Total liabilities	742,581			631,082
Stockholders’ equity	97,892			84,429
Total liabilities and stockholders’ equity	$840,473			$715,511
Net interest income-tax equivalent basis		6,825			5,998
Interest rate spread(4)-tax equivalent basis			3.43%			3.55%
Net yield on interest-earning assets(5)-tax equivalent basis			3.46%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.46%			106.33%
Less: tax-equivalent interest adjustments		(186)			(192)
Net interest income		$6,639			$5,806
Interest rate spread(4)			3.33%			3.44%
Net yield on interest-earning assets(5)			3.37%			3.48%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $186,000 and $192,000 for the quarters ended June 30, 2014 and 2013, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the three months ended June 30,
	2014 vs 2013 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,193	$(1,520)	$673
Mortgage-backed securities	185	(83)	102
Investment securities (1)	167	(82)	85
Other interest-earning assets	13	(23)	(10)
Total interest-earning assets	2,558	(1,708)	850
Interest expense:
Deposits	422	(360)	62
Borrowings from the FHLB	(23)	(16)	(39)

Total interest-bearing liabilities	399	(376)	23
Net change in net interest income	$2,159	$(1,332)	$827

(1)
Tax equivalent adjustments to interest on investment securities were $186,000 and $192,000 for the quarters ended June 30, 2014 and 2013, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income Total interest income, on a taxable equivalent basis, increased by $850,000, or 12.3%, to $7.8 million for the quarter ended June 30, 2014 compared with the second quarter of 2013. Interest income from loans receivable increased by $673,000, the result of an $86.2 million increase in the average balance of loans outstanding offset by the effect of a decrease in the average yield on loans of 20 basis points. The merger with Roebling resulted in the increase in the average balance of loans outstanding whereas the decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with lower yields than the existing portfolio loans that had been repaid. Interest income from investment and mortgage-backed securities was higher in the quarter ended June 30, 2014 in comparison to the same period of 2013 mainly because of the securities acquired from Roebling. Offsetting the increase in the average balance was the effect of lower yields on the agency securities acquired from Roebling.

Total Interest Expense. Total interest expense increased by $23,000 to $961,000 during the three-month period ended June 30, 2014 as compared with the same period in 2013. Interest expense on deposits increased $62,000 as a result of a $117.5 million increase in the average balance of deposits partially offset by a decrease in the average interest rate paid on the Bank’s deposits of 5 basis points. The average outstanding balance of deposits increased $117.5 million during the second quarter of 2014 as compared to the same period in 2013 mainly as a result of the Roebling acquisition while the decrease in the average rate paid was due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $39,000 in the second quarter of 2014 compared to the same quarter of 2013. The Bank decreased its average outstanding borrowings by $5.7 million which resulted in a decrease in the cost of borrowed funds of 13 basis points.

Noninterest Income. Total noninterest income was $803,000 for the second quarter of 2014 compared with $1.9 million for the same period in 2013. The decrease was mainly the result of income from the benefits paid on the bank owned life insurance policies totaling $934,000 during the second quarter of 2013 due to the death of two insured individuals. Service fees, charges and other operating income include income from fair value adjustments to mortgage servicing rights that was $202,000 higher in 2013 as compared to the same period in 2014. Additionally, gain on sale of loans in the secondary market decreased by $125,000 when comparing the second quarter of 2014 and the same period in 2013 due to a decrease in residential loan activity throughout the Company’s markets. Offsetting this decrease was the gain on security sales totaling $16,000 while there were no such sales in 2013.

Noninterest Expense. Total noninterest expense increased by $1.1 million to $6.3 million for the three months ended June 30, 2014 compared to the same period in 2013. Merger-related costs attributable to the announced acquisition of the Company by National Penn totaled $1.1 million during the second quarter of 2014 while merger-related costs attributable to the Company’s acquisition of Roebling totaled $295,000 during the second quarter of 2013.  Employee compensation increased by $364,000 in the second quarter of 2014, mainly the result of employee costs associated with staffing the five additional branches acquired from Roebling. In addition, the hiring of additional commercial lenders during the three months ended June 30, 2014 contributed to the increase. Occupancy costs increased $120,000 in 2014, largely the result of operating and maintaining the five additional branch offices acquired from Roebling. Foreclosed real estate expense decreased $200,000 in second quarter of 2014 mainly due to a decrease in the holding costs of real estate acquired through foreclosure, resulting from the disposition of such properties during the intervening period.

Income Tax Expense. The Company’s effective tax rate was 46.1% for the quarter ended June 30, 2014 compared to 19.0% for the quarter ended June 30, 2013. These effective tax rates differ from the Company’s marginal tax rate of 34% largely due to tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance, and the treatment of certain merger-related costs as non-deductible.
.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2012

Net Income. The Company recorded net income of $2.0 million, or $0.63 per diluted share, for the six months ended June 30, 2014 as compared to net income of $3.0 million, or $1.10 per diluted share, for the six months ended June 30, 2013.

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

	Six Months Ended June 30,
	2014			2013
	Average balance	Interest	Average yld/cost	Average balance	Interest	Average yld/cost
ASSETS
Interest-earning assets:
Loans receivable(1)	$610,736	$13,313	4.40%	$525,000	$12,029	4.62%
Mortgage-backed securities	52,116	657	2.54%	39,744	519	2.63%
Investment securities(2)	78,897	1,599	4.09%	66,680	1,421	4.30%
Other interest-earning assets(3)	46,045	7	0.03%	34,022	18	0.11%
Total interest-earning assets	787,794	15,576	3.99%	665,446	13,987	4.24%
Noninterest-earning assets	50,437			46,252
Total assets	$838,231			$711,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$686,361	$1,540	0.45%	$565,536	$1,443	0.51%
Borrowings from the FHLB	48,246	380	1.59%	54,701	474	1.75%
Total interest-bearing liabilities	734,607	1,920	0.53%	620,237	1,917	0.62%
Noninterest-bearing liabilities	6,734			7,363
Total liabilities	741,341			627,600
Stockholders’ equity	96,890			84,098
Total liabilities and stockholders’ equity	$838,231			$711,698
Net interest income—tax equivalent basis		13,656			12,070
Interest rate spread(4)—tax equivalent basis			3.46%			3.62%
Net yield on interest-earning assets(5)—tax equivalent basis			3.50%			3.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.25%			107.29%
Less: tax-equivalent interest adjustments		(377)			(386)
Net interest income		$13,279			$11,684
Interest rate spread(4)			3.36%			3.50%
Net yield on interest-earning assets(5)			3.40%			3.54%

(1)	Nonperforming loans have been included in the appropriate average loan balance category, but interest on nonperforming loans has not been included for purposes of determining interest income.
(2)
Tax equivalent adjustments to interest on investment securities were $377,000 and $386,000 for the six months ended June 30, 2014 and 2013, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

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

	For the six months ended June 30,
	2014 vs 2013 Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Loans receivable, net	$2,807	$(1,523)	$1,284
Mortgage-backed securities	189	(51)	138
Investment securities (1)	362	(184)	178
Other interest-earning assets	14	(25)	(11)
Total interest-earning assets	3,372	(1,783)	1,589
Interest expense:
Deposits	510	(413)	97
Borrowings from the FHLB	(53)	(41)	(94)

Total interest-bearing liabilities	457	(454)	3
Net change in net interest income	$2,915	$(1,329)	$1,586

(1)
Tax equivalent adjustments to interest on investment securities were $377,000 and $386,000 for the six months ended June 30, 2014 and 2013, respectively. Tax equivalent interest income is based upon a marginal effective tax rate of 34%.

Total Interest Income. Total interest income, on a taxable equivalent basis, increased by $1.6 million, or 11.4%, to $15.6 million for the six months ended June 30, 2014 compared with the same period of 2013. Interest income from loans receivable increased by $1.3 million, the result of an $85.7 million increase in the average balance of loans outstanding offset by the effect of a decrease in the average yield on loans of 22 basis points. The merger with Roebling resulted in the increase in the average balance of loans outstanding whereas the decrease in the yield was caused by the combined effects of a large number of higher rate loans being prepaid, and new loans added to the portfolio with lower yields than the existing portfolio loans that had been repaid. Interest income from investment and mortgage-backed securities was higher for the six months ended June 30, 2014 in comparison to the same period of 2013 mainly because of the securities acquired from Roebling. Offsetting the increase in the average balance was the effect of lower yields on the agency securities acquired from Roebling.

Total Interest Expense. Total interest expense increased by $3,000 to $1.9 million during the six-month period ended June 30, 2014 as compared with the same period in 2013. Interest expense on deposits increased $97,000 as the average outstanding balance of deposits increased $120.8 million during the first six months of 2014 as compared to the same period in 2013 mainly as a result of the Roebling acquisition. The average interest rate paid on the Bank’s deposits was 6 basis points lower in the first six months of 2014 as compared to the corresponding period in 2013 due to the maturity of certificates of deposit with higher interest rates than current market rates offered on the products into which the maturing CDs were renewed or reinvested, and a favorable change in the deposit mix and pricing. Interest expense associated with borrowings from the FHLB decreased $94,000 in the first half of 2014 compared to the same period of 2013. The Bank decreased its average outstanding borrowings by $6.5 million which resulted in a decrease in the cost of borrowed funds of 16 basis points.

Noninterest Income. Total noninterest income was $1.5 million for the first six months of 2014 compared with $3.3 million for the same period in 2013. The decrease was mainly the result of income from the benefits paid on the bank owned life insurance policies totaling $934,000 during the second quarter of 2013 due to the death of two insured individuals. In addition, gain related to an eminent domain matter affecting a parcel of Company property totaled $417,000 in 2013, whereas there was no such gain in 2014. Gain on sale of loans in the secondary market decreased by $356,000 when comparing the first six months of 2014 and the same period in 2013 due to a decrease in residential loan activity throughout the Company’s markets. Additionally, fair value adjustments to mortgage servicing rights were $229,000 higher in the first half of 2013 as compared to the same period in 2014. Offsetting this decrease was the gain on security sales totaling $17,000 during the six months ended June 30, 2014 while there were no such sales in the first half of 2013.

Noninterest Expense. Total noninterest expense increased by $1.6 million to $11.7 million for the six months ended June 30, 2014 compared to the same period in 2013. Employee compensation increased by $930,000 in the first six months of 2014, mainly the result of employee costs associated with staffing the five additional branches acquired from Roebling. In addition, the hiring of additional commercial lenders during 2014 contributed to the increase. Occupancy costs increased $330,000 in 2014, largely the result of operating and maintaining the five additional branch offices acquired from Roebling. Additionally, there was an increase of $85,000 in costs incurred related to snow removal during the first half of 2014 over the same period in 2013. Merger-related costs attributable to the announced acquisition of the Company by National Penn Bank totaled $1.1 million during the six months ended June 30, 2014 while merger-related costs attributable to the Company’s acquisition of Roebling totaled $615,000 during the same period of 2013. Foreclosed real estate expense decreased $411,000 in six months ended June 30, 2014 mainly due to a decrease in the holding costs of real estate acquired through foreclosure, resulting from the disposition of such properties during the intervening period.

Income Tax Expense. The Company’s effective tax rate was 33.5% for the six months ended June 30, 2014 compared to 24.9% for the six months ended June 30, 2013. These effective tax rates are lower than the Company’s marginal tax rate of 34% largely due to the tax-exempt income associated with the Company’s investments in tax-exempt municipal bonds and bank owned life insurance offset by certain merger-related costs treated as non-deductible.
.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, and pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturities, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. There has been no material adverse change during the six-month period ended June 30, 2014 in the ability of the Bank and its subsidiaries to fund their operations.

At June 30, 2014, the Bank had commitments outstanding under letters of credit of $1.6 million, commitments to originate loans of $32.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $68.0 million. At June 30, 2014, the Bank had $2.9 million in outstanding commitments to sell loans. There has been no material change during the six months ended June 30, 2014 in any of the Bank’s other contractual obligations or commitments to make future payments.

The Company’s primary sources of liquidity are dividends from the Bank, principal and interest payments received from a loan made to the Bank’s ESOP, and tax benefits arising from the use of the Company’s tax deductions by other members of its consolidated group pursuant to a tax sharing agreement. The Company is dependent upon these sources and cash on hand which totaled approximately $2.3 million at June 30, 2014 in order to fund its operations and pay the dividend to its shareholders. There has been no material adverse change in the ability of the Company to fund its operations during the six-month period ended June 30, 2014.

Capital Requirements

The Bank was in compliance with all of its capital requirements as of June 30, 2014.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies of the Company require the use of significant judgment and accounting estimates in the preparation of the consolidated financial statements and related data of the Company. These accounting estimates require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Management believes that the most critical accounting policy requiring the use of accounting estimates and judgment is the determination of the allowance for loan losses. If the financial position of a significant number of debtors or the value of the collateral securing the loans should deteriorate more than the Company has estimated, the present allowance for loan losses may be insufficient and additional provisions for loan losses may be required. The allowance for loan losses was approximately $4.1 million at June 30, 2014.

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

Date:	August 14, 2014	/s/ Kent C. Lufkin
Kent C. Lufkin
President and CEO
(Principal Executive Officer)

Date:	August 14, 2014	/s/ Dennis R. Stewart
Dennis R. Stewart
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)